Form 10-K405
period 1995-06-30
LIFECORE BIOMEDICAL INC
filed 1995-08-30
CIK 28626

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
           1934 [FEE REQUIRED]
           FOR THE FISCAL YEAR ENDED JUNE 30, 1995
           COMMISSION FILE NUMBER: 0-4136

                            ------------------------

                           LIFECORE BIOMEDICAL, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                   41-0948334
 (State or other jurisdiction       (I.R.S. Employer
      of incorporation or         Identification No.)
         organization)

                              3515 LYMAN BOULEVARD
                          CHASKA, MINNESOTA 55318-3051
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 368-4300

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK ($.01 STATED VALUE)
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $95,000,000 at August 28, 1995 when the last sale price of such stock, as reported by the Nasdaq National Market, was $12.25.

    The number of shares outstanding of the Registrant's Common Stock, $.01 stated value, as of August 28, 1995 was 7,985,292 shares.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Lifecore   Biomedical,   Inc.  ("Lifecore"   or  the   "Company")  develops,
manufactures and markets surgically implantable materials and devices through its two divisions, the Hyaluronate Division and the Oral Restorative Division.

    The Company's Hyaluronate Division is principally involved in the development and manufacture of products utilizing hyaluronate, a naturally-occurring carbohydrate which moisturizes or lubricates the soft tissues of the body. Due to its widespread presence in body tissues and its high degree of biocompatibility, the Company believes that hyaluronate can be used for a wide variety of medical applications. The Company produces hyaluronate synthetically through a proprietary fermentation process. Currently, the primary commercial use for the Company's hyaluronate is as a component in ophthalmic surgical solutions for cataract surgery. The Company is involved in a major development project with Ethicon, Inc., a wholly owned subsidiary of Johnson & Johnson ("Ethicon"), for a product to reduce the incidence of post-surgical adhesions. Lifecore is pursuing the development of several other synthesized versions of hyaluronate through its strategic alliances with a number of corporate partners for a variety of veterinary, drug delivery, wound care and urology applications. The Company also leverages its specialized hyaluronate manufacturing skills to produce non-hyaluronate products for medical applications.

    The Company's Oral Restorative Division designs and markets a comprehensive line of titanium-based dental implants for the replacement of lost or extracted teeth. In May 1992, the Company acquired the Sustain Dental Implant System from Bio-Interfaces, Inc. ("BII") and subsequently, in July 1993, acquired Implant Support Systems, Inc. ("ISS"), the manufacturer of the Restore Dental Implant System and the ISS line of compatible components. The Company has enhanced and expanded these product lines since their acquisition. The Oral Restorative Division also manufactures and markets synthetic bone graft substitute products for the restoration of bone tissue deterioration resulting from periodontal disease and tooth loss. This Division's products are marketed in the United States through the Company's direct sales force, in Italy through the Company's subsidiary, Lifecore Biomedical SpA, and in other countries through distributors.

HYALURONATE DIVISION
BACKGROUND

    Hyaluronate is a critical, naturally-occurring carbohydrate component of the physiological fluids that lubricate, moisturize or otherwise protect the body's soft tissues. Due to its widespread presence in tissues and its high degree of biocompatibility, the Company believes that hyaluronate can be used for a wide variety of medical applications.

    Hyaluronate (also referred to as hyaluronan, hyaluronic acid and sodium hyaluronate) was first demonstrated to have commercial medical utility as a viscoelastic (elastic yet fluid) solution in cataract surgery. In this application, its use for coating and lubricating during the implantation of intraocular lenses dramatically improved then existing surgical success rates. An ophthalmic hyaluronate product, produced by extraction from rooster comb tissue, initially became commercially available in the United States in 1981. Hyaluronate-based products, produced both by rooster comb extraction and by fermentation processes such as the Company's, have since gained widespread acceptance among ophthalmologists and are currently used in the majority of cataract procedures in the United States.

    Other hyaluronate applications currently being investigated include general surgery (prevention of post-surgical adhesions), cardiovascular (coating of catheters), drug delivery (as a vehicle to carry antibiotics and wound healing agents), orthopedic (treatment of traumatic arthritis), urology (treatment of interstitial cystitis) and veterinary (storage of fertilized embryos for artificial insemination; orthopedics). The Company believes that the use of hyaluronate for post-surgical adhesion prevention currently represents the most significant potential application for hyaluronate.

STRATEGY

    The Company intends to use its proprietary large scale fermentation process to be a leader in the development of hyaluronate based products for multiple applications. The Company's strategies for achieving this goal are as follows:

    - ESTABLISH STRATEGIC ALLIANCES WITH MARKET LEADERS. The Company will continue to develop applications for products with partners which have strong marketing, sales and distribution capabilities to end-user markets. The Company currently has established relationships with Alcon Laboratories, Inc. ("Alcon"), Ethicon and Chiron Vision, Inc., market leaders in the fields of ophthalmics and surgical products.

    - EXPAND MEDICAL APPLICATIONS FOR HYALURONATE. The Company is currently pursuing a broad range of applications in general surgery, veterinary, drug delivery, wound care and urology. Due to the growing knowledge of the unique characteristics of hyaluronate, the Company intends to continue to identify and pursue further uses for hyaluronate in medical applications.

    - MAINTAIN FLEXIBILITY IN PRODUCT DEVELOPMENT AND SUPPLY RELATIONSHIPS. The Company's vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with large corporate partners, ranging from its role as a supplier of raw materials to the development of its own proprietary finished aseptically packaged products.

    - LEVERAGE SPECIALIZED HYALURONATE MANUFACTURING SKILLS. The Company uses its viscous fluid handling and aseptic packaging skills gained in producing hyaluronate to manufacture non-hyaluronate products for new customers.

HYALURONATE DIVISION PRODUCTS

    The following chart summarizes the principal products and development projects of the Hyaluronate Division, along with their applications and the companies with which the Company has related strategic alliances:

        APPLICATION                 STRATEGIC ALLIANCE              MARKET                STATUS*
GENERAL SURGERY
- ----------------------------

Lubricoat-TM- 0.5% Ferric     Lifecore's proprietary product  Adhesion            Human clinical trials
Hyaluronate Gel               under development; Ethicon has  prevention          commenced in May 1995
                              exclusive marketing rights
OPHTHALMIC
- ----------------------------

Viscoat-Registered Trademark- Lifecore supplies proprietary   Cataract surgery    Commercial sales since
Ophthalmic Viscoelastic       hyaluronate powder for                              1983
Solution                      inclusion in Alcon
                              Laboratories' Viscoat
                              viscoelastic solution

Amvisc-Registered Trademark-  Lifecore supplies viscoelastic  Cataract surgery    Lifecore export
and Amvisc                    solution syringes to Chiron                         shipments to commence
Plus-Registered Trademark-    Vision, Inc., which owns                            in fourth quarter 1995;
Ophthalmic Solutions          rights to, and markets,                             Chiron's PMA supplement
                              products                                            in progress

Lurocoat-Registered Trademark- Lifecore's proprietary         Cataract surgery    IDE approved
Ophthalmic Solution           viscoelastic solution
                              syringes; negotiating private
                              label relationships

Ophthalmic gel                Lifecore supplies syringes of   Refractive surgery  Storz preparing IDE
                              non-hyaluronate gel to Storz                        application
                              Ophthalmics, Inc., which owns
                              rights to, and will market,
                              product

Caprogel-TM- Topical          Lifecore to supply syringes of  Ocular bleeding     Orphan Medical's human
Aminocaproic Acid             aminocaproic acid to Orphan     (hyphema)           clinical trials
                              Medical, Inc., which owns                           commenced in 1994
                              rights to, and will market,
                              product
OTHER APPLICATIONS
- ----------------------------

MAP-5-TM- Embryo              Lifecore supplies hyaluronate   Veterinary          Commercial sales since
Cryopreservation Solution     solution in vials to            artificial          1994
                              Vetrepharm, Inc., which owns    insemination
                              rights to, and markets,
                              product

Cystistat-TM- Urological      Lifecore supplies proprietary   Urological          Bioniche's human
Irrigation Solution           hyaluronate powder for          irrigation          clinical trials
                              inclusion in Bioniche's                             commenced in Canada in
                              Cystistat product                                   1995

* For many of the products or projects listed above, government regulatory approvals and significant development work are required before commercial sales can commence in the United States or elsewhere. See "Government Regulation." No assurance can been given that such products will be successfully developed or marketed.

     ADHESION PREVENTION DEVELOPMENT PROJECT WITH ETHICON

    The Company is developing a hyaluronate product, Lubricoat-TM- 0.5% Ferric Hyaluronate Gel, for potential application in reducing the incidence of post-surgical adhesions. Ethicon has world-wide, exclusive distribution rights for Lubricoat Gel.

    Following surgical procedures, fibrous tissue, or adhesions, commonly form as part of the body's natural healing process resulting from trauma to tissues or organs during surgery. Particularly with respect to abdominal, cardiovascular, orthopedic, reproductive tract, and thoracic surgeries, these adhesions may cause internal complications that can require costly follow-up surgical intervention. For example, adhesions following reproductive tract surgery can cause infertility, while adhesions following abdominal surgery can cause life threatening bowel obstructions.

    Of the approximately 20 million surgical procedures estimated by government sources to be performed annually in the United States, the Company believes that there are at least eight million procedures where patients could benefit from the use of an anti-adhesion product. The Company believes an equal or greater number of surgical procedures are performed outside the United States. The Company is initially focusing on the development of Lubricoat Gel for use in abdominal surgeries, due to the frequency and severity of resulting adhesions. Industry sources indicate that 5.7 million abdominal procedures are performed in the United States each year. The reported incidence of resulting adhesions ranges from 35 to 90 percent.

    In 1989, the Company began working with Ethicon on anti-adhesion products being developed by Ethicon using the Company's Tenalure-TM- Sodium Hyaluronate formulation. Starting in 1990, Ethicon conducted a series of human clinical studies with Tenalure hyaluronate, designed to demonstrate the effectiveness of a hyaluronate solution in the reduction of post-surgical adhesions. These double-blinded, placebo-controlled, multi-center studies involved over 300 patients. In these clinical studies, Tenalure hyaluronate demonstrated the ability to reduce the incidence of adhesions, but the degree of adhesion reduction fell short of Ethicon's efficacy goals. Tenalure hyaluronate was observed to have a greater effect in areas where the hyaluronate pooled after the completion of surgery. With that knowledge, the companies re-formulated Tenalure hyaluronate into a second generation product, Lubricoat Gel, designed to coat and remain in contact with tissues for a longer time after surgery. This reformulation involved the ionic cross-linking of hyaluronate with an iron compound to enhance coating properties. The companies then tested Lubricoat Gel in animal models designed to pose a greater adhesion challenge by employing a more severe surgical wound than the studies using Tenalure hyaluronate. The results of the animal trials using Lubricoat Gel showed significant improvement over those of Tenalure hyaluronate.

    In order to accelerate development of the anti-adhesion project, the companies, at that time, decided to shift responsibility for completion of this project to Lifecore. Lifecore subsequently completed the preclinical studies and submitted an application to the United States Food and Drug Administration ("FDA") for an Investigational Device Exemption ("IDE") to begin human clinical trials to evaluate the safety and efficacy of Lubricoat Gel. In April 1995, the FDA approved the IDE. The first phase of human clinical trials, involving approximately 25 patients, commenced in May 1995 and is expected to be completed by late 1995. Assuming successful completion of the first phase, and following consultation with the FDA regarding the design of the subsequent pivotal trial, the Company expects to begin the pivotal trial in late 1995 or early 1996. The pivotal phase is expected to involve up to 200 patients in a blinded study at multiple clinical sites. If the pivotal trial is successful, a Pre-Market Approval ("PMA") will be required from the FDA prior to commercialization. There can be no assurance that the results of these clinical trials will be positive or that a PMA will be obtained. See "Government Regulation."

    To carry out the shift of responsibility for development of this project to Lifecore, the Company and Ethicon entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement") in August 1994. The Ethicon Agreement transferred to the Company the intellectual property developed to date from the anti-adhesion project, including pending patent rights and data from research, product development, clinical safety and efficacy, and marketing evaluations. The Company assumed responsibility for continuing the development project, including conducting human clinical trials with Lubricoat Gel. Furthermore, the Company granted Ethicon exclusive world-wide marketing rights to Lubricoat Gel for post-surgical adhesion prevention and orthopedic applications in return for an exclusive supply contract through 2008 with provisions for renewal. The Company currently receives certain technical support from Ethicon for a specified annual fee under the provisions of an associated consulting agreement. Under this agreement, the primary Ethicon scientist responsible for supervising the anti-adhesion project since its inception dedicates 100% of his time to the project as a consultant and reports directly to Lifecore management.

    Concurrently with the execution of the Ethicon Agreement, Johnson & Johnson Development Corporation ("JJDC"), an affiliate of Ethicon, purchased 757,396 unregistered shares of the Company's Common Stock for $4 million in total consideration, including $2.6 million in cash and $1.4 million in conversion of previous product advances. In addition, another affiliate of Johnson & Johnson has provided lease financing for certain of the Company's equipment, which is primarily related to the Lubricoat Gel project.

    OPHTHALMIC APPLICATIONS

    CATARACT SURGERY. Currently, the primary commercial application for the Company's hyaluronate is in cataract surgery. During the process of cataract surgery, hyaluronate in a viscoelastic solution is used to coat and lubricate the anterior chamber of the eye during the implantation of an intraocular lens. These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. The Company currently sells hyaluronate for this application to two customers, Alcon and Chiron Vision, Inc., a subsidiary of Chiron Corporation ("Chiron Vision"). Lifecore also is developing its own proprietary product, Lurocoat-Registered Trademark- Ophthalmic Solution, for this application. The Company believes Alcon and Chiron Vision are the two leading producers of ophthalmic surgical products in the world, and are two of the three leading producers of viscoelastic solutions in the world.

    Hyaluronate based products are used in the majority of cataract surgeries in the United States. The Company estimates that the world-wide market for hyaluronate for cataract surgery, on a patient cost basis, is approximately $160 million per year and is relatively stable. However, the market share of products using fermented hyaluronate has increased relative to the market share of products using hyaluronate extracted from rooster combs.

    Alcon purchases the Company's hyaluronate for inclusion in Viscoat-Registered Trademark- Ophthalmic Viscoelastic Solution, which is used during cataract surgery. The Company's relationship with Alcon and its predecessors commenced in 1983, when the Company's hyaluronate was specified as a raw material component of the Viscoat product, which the FDA approved in 1986. Until 1990, Alcon's predecessors had the exclusive rights to purchase the Company's hyaluronate for ophthalmic applications. In 1990, the arrangement with Alcon became non-exclusive. Since that time, sales of hyaluronate to Alcon have continued to be made pursuant to supply agreements. The current Alcon supply agreement, as renewed in November 1994, is for a term of four years through December 31, 1998. The agreement contains minimum purchase requirements totalling $10.4 million, consisting of $3.2 million in calendar year 1995 and $2.4 million in each of calendar years 1996 through 1998. At the time the agreement was renewed, the Company received a $6.3 million cash advance from Alcon against future purchases.

    In December 1994, the Company entered into a supply agreement with Chiron Vision. Under the agreement, the Company has been selling its hyaluronate to Chiron Vision in packaged syringes in connection with two of Chiron Vision's ophthalmic viscoelastic surgical products, Amvisc-Registered Trademark- and Amvisc Plus-Registered Trademark- Ophthalmic Solutions. The Company has validated its manufacturing facility to produce these products, and Chiron Vision is in the process of supplementing its FDA filings to seek approval of the Company's facility for these products. The sale by Chiron Vision in the United States of Amvisc and Amvisc Plus syringes supplied by the Company is dependent upon such FDA approval. In August 1995, the Company received orders from Chiron Vision for shipments of finished products to

Europe commencing in fourth quarter 1995. The Company had not anticipated commercial sales of these products until 1997. The Company believes this acceleration was due to Chiron Vision's strategic acceleration of plans for these products and the Company's receipt of ISO 9001 certification.

    The Company is in the process of independently developing its own viscoelastic solution, Lurocoat Solution, and has received an IDE from the FDA to clinically evaluate that product for ophthalmic surgical use. The Company is currently negotiating private label agreements with potential distributors outside the United States. Clinical evaluation is not expected to begin until private label agreements have been completed.

    NON-HYALURONATE OPHTHALMIC APPLICATIONS

    In its work with hyaluronate, the Company developed specialized skills in filling syringes and vials with materials that, due to their perishable nature or complex viscous handling properties, often could not be sterilized and required rigorous aseptic manufacturing and packaging protocols. The Company is leveraging these skills to initiate development projects for the manufacture of non-hyaluronate products in the areas of refractive surgery and hyphema.

    REFRACTIVE SURGERY. The Company is developing a manufacturing process with Storz Ophthalmics, Inc., a subsidiary of American Home Products, Inc. ("Storz"), to produce a non-hyaluronate gel product currently under development for use in refractive surgery for myopia (near-sightedness). Industry sources estimate that the current world-wide refractive surgery market, on a patient cost basis, exceeds $900 million.

    The current refractive surgery procedure for correcting myopia involves a surgical incision of the cornea which weakens and relaxes the outer curvature and achieves a corresponding correction of the eye's focusing mechanism. This approach permanently weakens the eye, reduces long-term visual acuity due to corneal scarring, has limited effectiveness with astigmatism, and can be painful. Storz is developing a gel to be injected into the peripheral region of the cornea, between the inner and outer layers, thereby changing the corneal curvature to achieve vision correction without weakening the eye's structure. Other potential advantages of this approach are the opportunity for reversing the procedure, as well as using repeat injections to adjust the vision correction over the patient's lifetime. In June 1995, the Company began providing process development, manufacturing scale-up, validation and clinical trial samples to Storz for the gel product. Storz must successfully complete clinical trials and receive a PMA from the FDA prior to commercial sales of its product in the United States. If successfully developed, the Company expects to continue to provide manufacturing services to Storz.

    TREATMENT OF OCULAR HYPHEMA. In January 1995, the Company signed an agreement with Orphan Medical, Inc. ("OMI") to provide OMI's Caprogel-TM-Topical Aminocaproic Acid in aseptically packaged syringes. Caprogel is a non-hyaluronate product for the topical treatment of ocular hyphema (internal bleeding of the eye), which can lead to retinal damage and blindness. Aminocaproic acid has been administered in other areas of the body to alleviate the side effects of bleeding, but has not been successfully developed for the eye. OMI received orphan drug status from the FDA in 1994 and is proceeding with its development. Orphan drug status entitles a manufacturer to exclusive marketing rights for certain products that serve a limited patient population. The Company is providing contract product development and aseptic packaging for Caprogel and expects that a subsequent commercial supply phase with a three-year term will commence upon OMI's commercial introduction of Caprogel. The Company believes that the world-wide market for ocular hyphema applications, on a patient cost basis, is approximately $125 million.

    OTHER APPLICATIONS

    The Hyaluronate Division undertakes its own product development activities for both hyaluronate based and non-hyaluronate based applications, as well as on a contract basis with certain clients. The majority of outside projects are initiated by a client to demonstrate that the Company's hyaluronate is suitable for a particular medical application. Suitability is often measured by detailed specifications for product characteristics such as purity, stability, viscosity, and molecular weight, as well as efficacy for a particular medical application.

    The Company currently manufactures Vetrepharm, Inc.'s MAP-5-TM- Embryo Cryopreservation Solution, an aseptically packaged hyaluronate solution, for the cryopreservation of fertilized animal embryos. MAP-5 Solution is used to preserve the embryos for transportation to local veterinarians for use in artificial insemination. Sales to Vetrepharm, Inc. have been made since 1994 pursuant to annual purchase orders which specify the quantity and unit price.

    One current area of development involves the use of hyaluronate for urological irrigation applications. Hyaluronate is being investigated for its ability to treat an intermittent urination disorder, interstitial cystitis. Bioniche, Inc., a Canadian medical company, commenced human clinical trials in 1995 for regulatory approval in Canada for Cystistat-TM- Urological Irrigation Solution, a solution containing the Company's hyaluronate. This product would require FDA approval prior to commercialization in the United States.

    Another area of development activity involves the potential use of hyaluronate in various drug delivery vehicles. Independent studies conducted by organizations other than the Company have yielded animal and human data that indicate hyaluronate has the potential to enhance the delivery of antibiotics, pain killers, chemotherapeutic agents, and other drugs. For example, a drug delivery project is being conducted by Johnson & Johnson Medical, Inc., a subsidiary of Johnson & Johnson, to evaluate Lifecore's hyaluronate as a drug delivery vehicle to enhance topical wound healing.

    There  can  be  no  assurance  that  products  which  are  currently   under
development by the Company or others will be successfully developed or, if so developed, will be successfully and profitably marketed.

ORAL RESTORATIVE DIVISION

BACKGROUND

    Dental implants are increasingly used to replace missing or extracted teeth and to serve as supports for dentures, crowns, and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed directly into the jawbone in a manner simulating the anchoring of a tooth by its root. This better maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of fixtures against surrounding teeth and gingiva. Typically constructed of titanium in a cylindrical or flattened shape, dental implants generally are categorized by shape and method of implantation. For example, the threaded cylinder implant is screwed into the jawbone, while an alternate form, the press-fit cylinder, is placed into a precision-drilled hole with a friction fit. Additionally, various implant styles may be spray-coated with hydroxylapatite or metal to enhance bone fixation. The Company believes the current dental implant market is approximately $110 million in the United States and $275 million world-wide.

    Bone graft substitute products are used for the restoration of bone deterioration resulting from periodontal disease and tooth loss. Historically, when bone was needed to fill holes or restore bone loss in a patient, the only available sources have been bone from cadavers, live donor bone or autologous bone (from another part of the patient's body). These sources have limitations related to quality and convenience. The Company has developed a patented process for the synthetic production of hydroxylapatite, the major inorganic constitute of natural bone. The Company's hydroxylapatite products provide surgeons with a readily available synthetic bone substitute of consistent quality at a competitive cost for periodontal and oral surgery applications. While the current market for these products is limited (approximately $5 million annually in the United States), the market is expected to expand with the development of new products, such as the Company's Capset-TM- Calcium Sulfate Bone Graft Barrier, for additional applications.

STRATEGY

    The Company intends to be a leader in the oral restorative surgical products industry. The Company's strategies for achieving this goal are as follows:

    - Acquire, enhance, and expand a broad line of dental implants and related support products.

    - Employ   aggressive  quality  control   and  materials  resource  planning
      techniques to achieve higher efficiencies, resulting in cost-competitive products.

    - Establish an advanced direct sales and marketing network, emphasizing the integration of information systems technology with superior customer service.

ORAL RESTORATIVE DIVISION PRODUCTS

    The following chart summarizes the principal products of the Company's Oral Restorative Division:

             PRODUCT                           MARKET                       STATUS
  Sustain-Registered Trademark-     Replacement of lost or         Commercial sales
   and                               extracted teeth
   Restore-Registered Trademark-
   Dental Implant Systems
  Implant Support Systems           Precision oral restorative     Commercial sales
                                     components compatible with
                                     implants
                                    Repair of jawbone structure    Commercial sales
 Orthomatrix-Registered Trademark-
   Non-resorbable Hydroxylapatite
   Bone
   Graft Substitute
  Hapset-Registered Trademark-      Repair of jawbone structure    Commercial sales
   Hydroxylapatite Bone Graft
   Plaster
  Capset-TM- Calcium Sulfate Bone   Cap for bone graft materials   510(k) granted
   Graft Barrier

    IMPLANT PRODUCTS

    The Company offers two dental implant systems, the Restore Close Tolerance Dental Implant System and the Sustain Dental Implant System. The Restore System is based on a classic threaded titanium implant design that pioneered the commercialization of these devices in general oral restorative surgery. In July 1993, the Company acquired this system in connection with its acquisition of Implant Support Systems, Inc., a manufacturer of dental implant products. The Company has since enhanced and expanded the original ISS line into a broad range of implant options, marketed under the Restore System name. Included in the ISS acquisition was a line of dental implant prosthetic components that the Company continues to market under the Implant Support Systems brand. These components are compatible and interchangeable with several other dental implant manufacturers' systems, as well as miscellaneous dental implant support products, permitting the Company to market its products to dental offices that currently use competitors' implant systems.

    The Sustain System is based on a newer innovative design that embraces a press-fit cylinder format with an added "bone-like" hydroxylapatite coating. In May 1992, the Company acquired the Sustain System from Bio-Interfaces, Inc. after serving as an exclusive distributor for the Sustain System since 1990. The Sustain System is complemented by a proprietary drilling system and a complete line of prosthetic components.

    Lifecore has enhanced and expanded both of these lines, creating new products with a combination of innovative features from both systems. This gives the Company one of the broadest lines in the oral restorative industry, offering practitioners maximum flexibility in choice of treatment modalities with over 800 products.

    BONE GRAFT SUBSTITUTE PRODUCTS

    The Company offers three bone graft substitute materials which address varying degrees of resorbability. The Company's
Orthomatrix-Registered Trademark- Non-resorbable Hydroxylapatite Bone Graft Substitute is a non-resorbable bone graft substitute used in jawbone repair. Hapset-Registered Trademark- Hydroxylapatite Bone Graft Plaster is a moldable, partially resorbable form of hydroxylapatite that can be contoured into desirable shapes prior to or during implantation. Hapset Plaster is a combination of the Company's hydroxylapatite and a proprietary form of calcium sulfate which has been patented by United States Gypsum Company ("USG"). Under a license agreement with USG, the Company pays a royalty to USG based on certain sales of Hapset Plaster. The Company has also entered into a supply agreement under which USG furnishes its calcium sulfate to the Company for world-wide use in Hapset Plaster.

    The Company recently obtained FDA 510(k) clearance of Capset Barrier, a bone graft barrier that is fully resorbable and also made from proprietary calcium sulfate supplied by USG. Capset Barrier serves as a cap placed over the site of a bone defect to inhibit the migration of bone graft materials used in the underlying repair.

    PRODUCT DEVELOPMENT

    The Oral Restorative Division is also involved in product development activities to improve existing components and packaging and to add new components to the dental implant systems. These development activities enhance the suitability and ease of use of the products for specific surgical applications and reflect changing trends in dental implant technology. In addition, the Division hopes to expand the market for its family of bone graft substitutes. There can be no assurance, however, that products which are currently under development by the Company will be successfully developed, or if so developed, will be successfully and profitably marketed.

SALES AND MARKETING

    HYALURONATE DIVISION PRODUCTS

    The Company generally markets and distributes its hyaluronate products to end-users through corporate partners. The Company sells hyaluronate to these partners in a variety of forms, including powders, gels and solutions which are packaged either in bulk jars, vials, or syringes. The Company sells its ophthalmic grade hyaluronate powder to Alcon for Alcon's Viscoat solution and has commenced the supply of Chiron Vision's Amvisc and Amvisc Plus products with purchase orders that call for shipments to Europe beginning in fourth quarter 1995. In addition, the Company manufactures and packages a non-hyaluronate ophthalmic gel for Storz pursuant to a development agreement and anticipates entering into a supply relationship upon the completion of successful clinical testing. The Company also sells vials of hyaluronate solution for embryo cryopreservation to Vetrepharm, Inc.

    The Company has an agreement with Ethicon for exclusive distribution of Lubricoat Gel. The Company believes that Ethicon is the worldwide market leader in the area of surgical products and has one of the largest marketing and sales forces in the industry. Commercialization of Lubricoat Gel is dependent on completion of clinical trials, receipt of FDA marketing approval, successful manufacturing of commercial quantities, and the efforts of Ethicon to develop the market for the product. No assurance can be given that any or all of these conditions will be met.

    The Company also sells various forms of medical grade hyaluronate directly to third parties for development and evaluation of new applications to be marketed and distributed through those companies' distribution systems or a jointly developed distribution system.

    ORAL RESTORATIVE DIVISION PRODUCTS

    The Company is focused on expanding its product line in the Oral Restorative Division, improving product quality, and developing an appropriate infrastructure to support sales growth. Management of the Company believes that the dental implant market is highly specialized and that its sales force must have extensive knowledge about the products. The products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners, and dental laboratories. Accordingly, the Company believes that for proper distribution of these products, it must maintain a direct sales force in major markets in the United States. The Company believes that its sales force offers better customer service and a higher level of quality and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs thirteen direct salespersons in the United States and four U.S.-based salespersons dedicated to international sales. The Oral Restorative Division products are marketed internationally through 18 distributors. In addition, the products are marketed in Italy through its subsidiary, Lifecore Biomedical SpA, which currently utilizes five sales agents.

    The Company's marketing activities are designed to support its direct sales force and include advertising and product publicity in trade journals, direct mail catalogs, newsletters, continuing education programs, telemarketing, and attendance at trade shows and professional association meetings.

MANUFACTURING

    The commercial production of hyaluronate by the Company requires fermentation, separation and purification capabilities, and aseptic packaging of product in a variety of formats. In addition, the production of the Lubricoat Gel formulation requires high volume precision mixing of viscous fluids.

    The Company produces its hyaluronate through a proprietary process of fermentation. Until the introduction of the Company's medical grade hyaluronate, the only commercial source for medical hyaluronate was through an animal rendering process of extraction from rooster combs. The Company believed that the rooster comb extraction method would not be capable of producing large quantities of hyaluronate in an efficient manner if the use of medical grade hyaluronate greatly increased. Consequently, the Company developed its proprietary fermentation process for hyaluronate using existing knowledge of other successful fermentation manufacturing processes. The Company believes that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency, flexibility, and better economies of scale in producing large commercial quantities.

    The Company has invested approximately $9 million in the construction of a 66,000 square foot facility primarily for the Company's proprietary hyaluronate manufacturing process. The Company currently uses only a fraction of its fermentation manufacturing capacity. The Company has purposely built excess capacity because it believes that the potential applications for hyaluronate, if substantiated, could require significant volumes of product. In addition, several corporate partners have required that the Company validate its manufacturing capability to fulfill forecasted production requirements by creating additional capacity and periodically operating at higher capacity levels. Lifecore believes its flexible, expandable capacity has been a critical factor in attracting strategic relationships.

    The Company's modular facility provides versatility in the simultaneous manufacturing of various types of finished products. Currently the Company supplies several different formulations of hyaluronate (e.g., varied molecular weight fractions) in powders, solutions and gels, and in a variety of finished packages, including bulk jars, vials and syringes. The Hyaluronate Division is continuously conducting development work relating to the techniques utilized in hyaluronate manufacturing. Such development activity is designed to improve production efficiencies and expand the Company's capabilities to achieve a wider range of hyaluronate product specifications. The Company's specialized fluid handling and aseptic packaging capabilities also provide the opportunity for the Company to offer contract packaging for other technically challenging non-hyaluronate fluids.

    The Company's facility was designed to meet applicable regulatory requirements and has been approved by the FDA for the manufacture of both drug and device products. The FDA periodically inspects the Company's manufacturing systems, and requires conformance to the FDA's Good Manufacturing Practices ("GMP") regulations. In addition, the Company's corporate partners are required by the FDA to conduct intensive regulatory audits of its facilities. The Company also regularly contracts with independent regulatory consultants to conduct audits of the Company's operations.

The Company has received certification of conformance to ISO 9001 Standards and Medical Device Directives, as well as the COMMISSION EUROPEEN (CE) Mark of Conformity from TUV Product Services of Munich, Germany. These approvals represent international symbols of quality system assurance and compliance with applicable European Medical Device Directives, which greatly assist in the marketing of the Company's products in the European Union.

    The Company uses outside metal finishing vendors to produce its finished dental implant devices and related components. The Company conducts its own inspection of vendors and quality assurance functions related to the implant devices and components and performs its own finished packaging.

    The Company purchases materials for its production of hyaluronate and hydroxylapatite from outside vendors. While these materials are available from a variety of sources, the Company principally uses limited sources for some of its key materials to better monitor quality and achieve cost efficiencies. Raw materials for the Company's bone graft products are supplied exclusively by United States Gypsum Company, and the Company believes such supplier is able to provide adequate amounts of the raw materials for such product.

COMPETITION

    The competitors of the Company include major chemical, dental, medical, and pharmaceutical companies, as well as smaller specialized firms. Many of these companies have significantly greater financial, manufacturing, marketing, and research and development resources than the Company.

    HYALURONATE PRODUCTS

    A number of companies produce hyaluronate products and thus directly or indirectly compete with Lifecore or its corporate partners. Genzyme Corporation currently sells a high molecular weight hyaluronate which is manufactured through a fermentation process to the Company's ophthalmic customer, Alcon, for use in its Provisc-Registered Trademark- solution. Genzyme is developing several hyaluronate based formulations for surgical anti-adhesion applications and has received export approval to market an anti-adhesion product in certain European countries. If Genzyme receives a PMA and the product obtains commercial acceptance, the Company's prospects for Lubricoat Gel, if and when approved, may be adversely affected. In addition, there are other companies working on the development of competitive anti-adhesion products.

    In addition to Genzyme, several companies produce hyaluronate through a fermentation process, including Bio-Technology General Corporation, Kyowa Hakko, Nippon, and Miles Laboratories. The Company believes that it and Genzyme are the only fermentation manufacturers with the current capability to produce large commercial quantities of medical grade hyaluronate under GMP conditions. In addition, several companies manufacture hyaluronate by using rooster comb extraction methods. These companies primarily include Anika Research, Inc., Biomatrix, Inc., Chesapeake Biological Labs, Fidia SpA, and Kabi Pharmacia AB. The Company believes that its patented fermentation process may offer production and regulatory advantages over the traditional rooster comb extraction method. The Company's competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronate. These patents may cover the same applications as the Company's. Although there can be no assurance, the Company believes that it does not infringe the patents of its competitors. See "Patents and Proprietary Rights."

    The Company believes that competition in the ophthalmic and medical grade hyaluronate market is primarily based on product performance and manufacturing capacity, as well as product development capabilities. Future competition may be based on the existence of established supply relationships, regulatory approvals, intellectual property, and product price. After a manufacturer has taken a product through the FDA marketing approval process, a change in suppliers can involve significant cost and delay because significant manufacturing issues may be encountered and supplemental FDA review may be required.

    ORAL RESTORATIVE PRODUCTS

    The   dental  implant  market  is  also  highly  competitive.  Major  market competitors include Calcitek, Inc. (a subsidiary of Intermedics, Inc.), Dentsply, Inc., Implant Innovations, Inc., Interpore, Inc., Nobelpharma AB and Steri-Oss (a Bausch & Lomb Company). A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is primarily based on product performance, supply of a broad product line, field sales support, customer service, innovation and price.

    The Company believes that its primary advantage is in an expanding product line of over 800 products centered around the Restore and Sustain Systems that address the breadth of current and developing dental implant treatment modalities. In addition, to ensure quality, the Company distinguishes itself from its competitors by inspecting all critical tolerances on every implant. Also, the FDA has in recent years increased its scrutiny of dental implant products. The Company believes its internal regulatory capabilities enhance its ability to deal with the regulatory process, which may give the Company a competitive advantage. No assurance can be given, however, that the Company can effectively compete with manufacturers of dental implant systems having larger, established distribution networks.

    The market for the Company's bone graft substitute products is also competitive. The major competitors include synthetic product manufacturers such as Calcitek, Inc., Interpore, Inc., Ceramed Corporation and Miter, Inc., as well as natural bone tissue banks, such as Pacific Coast Tissue Bank. The Company believes that competition in this market is primarily based on product performance and price.

PATENTS AND PROPRIETARY RIGHTS

    The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a United States patent covering certain aspects of its hyaluronate fermentation process. The Company has also licensed a 1991 patent for the recombinant DNA encoding of hyaluronate synthase, exclusively in the United States and non-exclusively outside the United States. In August 1994, in connection with the Ethicon Agreement, the Company was assigned a pending patent covering the composition of Lubricoat Gel, with applications filed in the United States, Australia, Brazil, Canada, Europe, Greece, and Japan. The patent has issued in Australia. The Company also has a United States patent covering the processes used in the manufacture of hydroxylapatite and a second patent covering the hydroxylapatite product produced by that process. The Company also licenses patented technology used in the production of hydroxylapatite from USG.

    The Company believes that patent protection is significant to its business. However, if other manufacturers were to infringe on its patents, there can be no assurance that the Company would be successful in challenging, or would have adequate resources to challenge, such infringement. The Company also relies upon trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. There can be no assurance that others will not obtain or independently develop technologies which are the same as or similar to the Company's technologies. The Company pursues a policy of requiring employees, temporary staff, consultants and customers (which have access to some of its proprietary information) to sign confidentiality agreements. There can be no assurance that the Company will be able to adequately protect its proprietary technology through patents or other means.

    The Company is aware that one or more of its competitors have obtained, or are attempting to obtain, patents covering fermentation and other processes for producing hyaluronate. Other patents have been, or may be, issued in the future in product areas of interest to the Company. Although the Company is not aware of any claims that its products infringe on patents held by others, no assurance can be given that there will not be an infringement claim against the Company in the future. The costs of any Company involvement in legal proceedings could be substantial, both in terms of legal costs and the time spent by management of the Company in connection with such proceedings. It is also possible that the Company, to manufacture and market some of its products, may be required to obtain additional licenses, which may require the payment of initial fees, minimum annual royalty fees and ongoing royalties on net sales. There can be no assurance that the Company would be able to license technology developed by others, on favorable terms or at all, that may be necessary for the manufacture and marketing of its products.

GOVERNMENT REGULATION

    Government regulation in the United States and other countries is a significant factor in the marketing of the Company's products and in the Company's ongoing research and development activities. The Company's products are subject to extensive and rigorous regulation by the FDA, which regulates the products as medical devices, and by foreign countries, which regulate the products as medical devices or drugs and which, in some cases, require a PMA. Under the Federal Food, Drug, and Cosmetic Act ("FDC Act"), the FDA regulates clinical testing, manufacturing, labeling, distribution, sale, and promotion of medical devices in the United States.

    Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment ("old devices") into one of three classes -- Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification (the "510(k) Notification"), and adherence to FDA-mandated current GMP requirements for devices. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices that must receive a PMA from the FDA to ensure their safety and effectiveness. Ordinarily, a PMA requires the performance of at least two independent, statistically significant clinical trials that demonstrate the device's safety and effectiveness. Class III devices are generally life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 ("new devices") and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification. An old Class III device does not require a PMA unless and until the FDA issues a regulation requiring submission of a PMA application for the device.

    The FDA invariably requires clinical data for a PMA application and has the authority to require such data for a 510(k) Notification. If clinical data are necessary, the manufacturer or distributor is ordinarily required to obtain an IDE authorizing the conduct of human studies. Once in effect, an IDE permits evaluation of devices under controlled clinical conditions. After a clinical evaluation process, the resulting data may be included in a PMA application or a 510(k) Notification. The PMA may be approved, or the 510(k) Notification cleared by the FDA, only after a review process which may include requests for additional data, sometimes requiring further studies.

    If a manufacturer or distributor of medical devices can establish to the FDA's satisfaction that a new device is substantially equivalent to a legally marketed Class I or Class II medical device or to a legally marketed Class III device for which the FDA has not required a PMA, the manufacturer or distributor may market the new device. In the 510(k) Notification, a manufacturer or distributor makes a claim of substantial equivalence, which the FDA may require to be supported by various types of information, including data from clinical studies, showing that the new device is as safe and effective for its intended use as the predicate device.

    Following submission of the 510(k) Notification, the manufacturer or distributor may not place the new device into commercial distribution until an order is issued by the FDA finding the new device to be substantially equivalent. The FDA has no specific time limit by which it must respond to a 510(k) Notification. The 510(k) Notification process can take up to eighteen months or more. The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to a predicate device, and allow the new device to be marketed in the United States. The FDA may, however, determine that the new device is not substantially equivalent and require the manufacturer or distributor to submit a PMA application or require further information, such as additional test data, including data from clinical studies before it is able to make a determination regarding substantial equivalence. Although the PMA process is significantly more complex, time-consuming, and expensive than the 510(k) Notification process, the latter process can also be expensive and substantially delay the market introduction of a product.

    Hyaluronate products are generally Class III devices. In cases where the Company is supplying hyaluronate to a corporate partner as a raw material or producing a finished product under a license for the partner, the corporate partner will be responsible for obtaining the appropriate FDA clearance or approval. Export of the Company's hyaluronate products requires FDA's permission, in the form of an export permit, and the approval of the importing country.

    The Sustain System and the Restore System, along with other dental implants, are categorized as old Class III devices and are eligible for marketing through 510(k) Notifications. The FDA, however, has proposed to require PMAs for dental implants, and by law must confirm such implants and require PMAs for them or reclassify them into Class II or Class I. The FDA is expected to make this decision by December 1, 1995. The Company began clinical trials of its Sustain System under an IDE in 1990 in anticipation of the possibility that the FDA would require submission of PMAs for dental implants. The Company's bone graft products are Class II devices.

    Other regulatory requirements are placed on a medical device's manufacture and the quality control procedures in place, such as the FDA's device GMP regulations. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance with device GMP requirements. The Company's facility is subject to inspections as both a device and a drug manufacturing operation. Other applicable FDA requirements include the medical device reporting regulation, which requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.

    If the Company is not in compliance with FDA requirements, the FDA or the federal government can order a recall, detain the Company's devices, withdraw or limit 510(k) Notification clearances or PMA approvals, institute proceedings to seize the Company's devices, prohibit marketing and sales of the Company's devices, and assess civil money penalties and impose criminal sanctions against the Company, its officers, or its employees.

    There can be no assurance that any of the Company's clinical studies will show safety or effectiveness; that 510(k) Notifications or PMA applications will be submitted or, if submitted, accepted for filing; that any of the Company's products that require clearance of a 510(k) Notification or approval of a PMA application will obtain such clearance or approval on a timely basis, or at all; or that following any such clearance or approval previously unknown problems will not result in restrictions on the marketing of the products or withdrawal of clearance or approval.

PRODUCT LIABILITY

    Product liability claims may be asserted with respect to the Company's products. In addition, the Company may be subject to claims for products of its customers which incorporate Lifecore's materials. The Company maintains product liability insurance coverage of $1.0 million per claim, with an aggregate maximum of $2.0 million. The Company also carries a $2.0 million umbrella insurance policy which also covers product liability claims. Lifecore Biomedical SpA also carries product liability insurance in the amount of $1.0 million per claim with an aggregate maximum of $2.0 million. The Company carries product liability insurance for all of its products. However, there can be no assurance that the Company will have sufficient resources to satisfy product claims if they exceed available insurance coverage.

EMPLOYEES

    As of July 31, 1995, the Company employed 114 persons on a full-time basis, one part-time employee and 13 temporary employees. None of the Company's employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.
ITEM 2. PROPERTIES

    The Company's operations are all conducted in its 66,000 square foot building in Chaska, Minnesota. The facility was financed primarily from the proceeds of the sale of $7 million in industrial development revenue bonds issued by the City of Chaska.

ITEM 3. LEGAL PROCEEDINGS

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 1995 and 1994 the range of high and low closing sale prices of the Common Stock on the Nasdaq National Market. These quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

FISCAL YEAR                                                                        LOW       HIGH
- ------------------------------------------------------------------------------  ---------  ---------
1995
  First Quarter...............................................................  $   4 3/4  $       6
  Second Quarter..............................................................      3 3/8      5 1/2
  Third Quarter...............................................................      3 3/4      6 3/8
  Fourth Quarter..............................................................      4 7/8      8 7/8
1994
  First Quarter...............................................................  $   6 1/4  $   8 1/2
  Second Quarter..............................................................      7 1/4     10 7/8
  Third Quarter...............................................................      6 5/8     10 1/8
  Fourth Quarter..............................................................      3 7/8      7 7/8

    The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance its business. The Company has a loan agreement which restricts its ability to pay dividends. See Note D to Consolidated Financial Statements.

    At August 28, 1995, the Company had 886 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (In thousands, except per share amounts)

    The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 1995 has been derived from the Company's Consolidated Financial Statements audited by Grant Thornton LLP, independent certified public accountants. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         YEARS ENDED JUNE 30,
                                                         -----------------------------------------------------
                                                           1991       1992       1993       1994       1995
                                                         ---------  ---------  ---------  ---------  ---------
STATEMENTS OF OPERATIONS DATA:
Net sales..............................................  $   5,884  $   4,482  $   7,485  $  10,430  $  10,018
Costs of goods sold....................................      3,401      3,267      3,767      6,004      7,900
                                                         ---------  ---------  ---------  ---------  ---------
Gross profit...........................................      2,483      1,215      3,718      4,426      2,118
Operating expenses
  Research and development.............................        622      1,555      1,706      1,072      1,381
  Marketing and sales..................................      1,853      2,579      2,764      2,645      3,038
  General and administrative...........................      1,411      1,715      2,198      2,100      2,382
  Write-down of building and equipment.................      1,200     --         --         --         --
  Manufacturing relocation.............................     --            714      1,331     --         --
                                                         ---------  ---------  ---------  ---------  ---------
                                                             5,086      6,563      7,999      5,817      6,801
                                                         ---------  ---------  ---------  ---------  ---------
Loss from operations...................................     (2,603)    (5,348)    (4,281)    (1,391)    (4,683)
Other income (expense).................................         34         45        554     (1,406)      (532)
                                                         ---------  ---------  ---------  ---------  ---------
Net loss...............................................  $  (2,569) $  (5,303) $  (3,727) $  (2,797) $  (5,215)
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Net loss per common share..............................  $    (.49) $    (.81) $    (.53) $    (.39) $    (.66)
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding....................      5,227      6,539      7,048      7,176      7,880
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------


                                                                            AS OF JUNE 30,
                                                         -----------------------------------------------------
                                                           1991       1992       1993       1994       1995
                                                         ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital........................................  $   2,203  $   9,568  $   7,756  $   3,618  $   3,987
Total assets...........................................     15,744     27,807     23,786     24,063     25,522
Long-term obligations..................................      7,748      8,136      7,398      9,051      7,888
Shareholders' equity...................................      4,500     15,029     13,453     11,328     10,188

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company develops, manufactures and markets surgically implantable materials and devices through its two divisions, the Hyaluronate Division and the Oral Restorative Division.

    The Company has a number of relationships with corporate partners relating to the development and marketing of hyaluronate based products for a variety of medical applications, as well as certain non-hyaluronate based applications that utilize the Company's specialized manufacturing capabilities. Currently, the primary commercial application for the Company's hyaluronate is as a component in an ophthalmic surgical product marketed by Alcon for cataract surgery. Sales to Alcon are made under a supply agreement which, as most recently renewed in November 1994, has a term through December 31, 1998. The agreement contains minimum purchase requirements totalling $10.4 million, consisting of $3.2 million in calendar year 1995 and $2.4 million in each of calendar years 1996 through 1998. At the time the agreement was renewed, the Company received a $6.3 million cash advance from Alcon against future purchases. This advance covers Alcon's payment for $3.2 million in hyaluronate shipments ordered for calendar 1995 and will be applied to shipments subsequent to calendar 1995 until fully utilized.

    The Company has other products and applications for hyaluronate under various stages of development, as well as a number of non-hyaluronate products under development for which the Company provides manufacturing services. Currently, the Company's major development project involves Lubricoat Gel, a hyaluronate based surgical anti-adhesion product. For a product under development with a corporate partner the Company may realize revenues as it ships hyaluronate powder or hyaluronate in finished packages to these corporate partners for development, evaluation and testing.

    The Company's Oral Restorative Division designs and markets a comprehensive line of titanium-based dental implants for the replacement of lost or extracted teeth. In May 1992, the Company acquired the Sustain System from BII and subsequently, in July 1993, acquired ISS, the manufacturer of the Restore System and the ISS line of compatible components. The Company has enhanced and expanded these product lines since their acquisition. The Oral Restorative Division also manufactures and markets synthetic bone graft substitute products for the restoration of bone tissue deterioration resulting from periodontal disease and tooth loss. This Division's products are marketed in the United States through the Company's direct sales force, in Italy through the Company's subsidiary, Lifecore Biomedical SpA, and in other countries through distributors.

RESULTS OF OPERATIONS

    NET SALES. Net sales decreased $412,000 or 4% in fiscal 1995 from fiscal 1994, due to a $1,680,000 decrease in sales of hyaluronate products, partially offset by a $1,268,000 increase in sales of oral restorative products.

    Hyaluronate sales decreased to $5,223,000 in fiscal 1995 from $6,903,000 in fiscal 1994 due to a decrease in sales to Alcon in fiscal 1995. Sales to Alcon were $3,182,000, $5,996,000 and $5,094,000 for fiscal years 1995, 1994 and 1993.
Sales to Alcon in late fiscal 1993 and early fiscal 1994 were favorably impacted when the Company was required to produce large quantities of hyaluronate to validate its Chaska facility. Alcon agreed to purchase a majority of the hyaluronate inventory produced as a result of this validation process. The Company believes that these purchases exceeded Alcon's inventory requirements in these periods. Thus, sales to Alcon since late fiscal 1994 have been at contract minimums. The required minimum purchase under the Alcon agreement for the last six months of calendar 1995 is $1,580,000, and the required contract minimum for calendar 1996 is $2,418,000; as a result, sales to Alcon are expected to decline further in fiscal 1996. Net sales to other hyaluronate customers increased $1,134,000 or 125% in fiscal 1995 from fiscal 1994.

    Oral restorative product sales increased 36% to $4,795,000 in fiscal 1995 from $3,527,000 in fiscal 1994. The increase in oral restorative product sales primarily reflected the expanding product lines and the effect of increased marketing and sales activities.

    Net sales increased $2,945,000 or 39% in fiscal 1994 from fiscal 1993. The sales increase was due to a $1,319,000 increase in sales of hyaluronate products and a $1,626,000 increase in sales of oral restorative products. The increase in sales of hyaluronate products was primarily attributable to a $900,000 increase in the quantity of hyaluronate sold to Alcon, principally in the first two quarters of fiscal 1994. Oral restorative product sales increased 86% to $3,527,000 in fiscal 1994 from $1,901,000 in fiscal 1993, reflecting the broader product line resulting from the July 1993 ISS acquisition and an increase in unit sales of the Sustain System.

    COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, increased to 79% for fiscal 1995 from 58% for fiscal 1994 and 50% for fiscal 1993. The increases resulted principally from direct charges for idle capacity relating to hyaluronate products, resulting from the lower utilization of the Company's manufacturing facility in the second half of fiscal 1994 and throughout fiscal 1995. In the fourth quarter of fiscal 1993 and the first two quarters of fiscal 1994, the Company had produced hyaluronate in large quantities to validate its facility, resulting in higher levels of inventory in fiscal 1994 and leading to lower production levels in the second half of fiscal 1994 and throughout fiscal 1995. The anticipated level of utilization of the Company's manufacturing capacity will continue to cause direct charges for idle capacity through at least fiscal 1996. Cost of goods sold, as a percentage of net sales for oral restorative products, decreased to 49% in fiscal 1995 from 68% in fiscal 1994 and 75% in fiscal 1993. The decreases resulted principally from spreading fixed expenses over increased oral restorative product sales in fiscal 1994 and 1995, as well as from lower material costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $309,000 or 29% in fiscal 1995 from fiscal 1994 and decreased $634,000 or 37% in fiscal 1994 from fiscal 1993. The increase in fiscal 1995 reflected the assumption by the Company in August 1994 of the research and development of Lubricoat Gel, which was previously the responsibility of Ethicon. Research and development expenses decreased in fiscal 1994 principally because of higher costs in fiscal 1993 connected with initial human clinical trials on the Sustain Dental Implant System. Research and development expenses are expected to increase in 1996 due principally to the funding of human clinical trials for Lubricoat Gel.

    MARKETING AND SALES. Marketing and sales expenses are primarily costs incurred by the Company in support of its Oral Restorative Division. Marketing and sales expenses increased $393,000 or 15% in fiscal 1995 from fiscal 1994 and decreased $119,000 or 4% in fiscal 1994 from fiscal 1993. The major components of the increase in fiscal 1995 were $281,000 related to compensation costs, primarily associated with additional sales personnel, and $40,000 related to increased advertising and sales literature costs. The decrease in marketing and sales expenses in fiscal 1994 resulted principally from a decrease of $105,000 in advertising and sales literature costs. The timing of advertising and sales literature costs can be expected to cause marketing and sales expenses to fluctuate from period to period. Marketing and sales expenses are expected to increase in fiscal 1996 due principally to the further addition of sales personnel, costs associated with updated sales literature, and a full year of expenses related to the direct sales force at Lifecore Biomedical SpA, which has been in operation since April 1995.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $282,000 or 13% in fiscal 1995 from fiscal 1994 and decreased $98,000 or 4% in fiscal 1994 from fiscal 1993. These fluctuations principally resulted from a litigation expense accrual recorded in fiscal 1993 and reversed in fiscal 1994. In fiscal 1993, a class action lawsuit was filed in which allegations of securities law violations were made against the Company. At that time, an accrual for legal expenses was recorded in anticipation of the defense of the lawsuit. In early fiscal 1994, the lawsuit was dismissed, and the accrual was reversed, reducing general and administrative expense significantly in fiscal 1994. As a result, general and administrative expenses were lower in fiscal 1994 than in fiscal 1993 or 1995. The increase in fiscal 1995 also resulted from an increase in bad debt expense relating to the account of a single customer. Without the fluctuations resulting from the litigation expense accrual and the increased bad debt expense, general and administrative expenses would have been relatively unchanged over these periods.

    MANUFACTURING RELOCATION. Manufacturing relocation costs in fiscal 1993 reflect the expenses, principally related to the installation and validation of new equipment, incurred by the Company to relocate its manufacturing capability to its newly constructed Chaska, Minnesota facility.

    OTHER INCOME (EXPENSE).   In December  1993, the Company  sold the  building
which served as a manufacturing facility prior to the present Chaska location. The sale resulted in a gain of $274,000 in fiscal 1994.

    During fiscal 1994, the Company invested its excess cash in a fund rated AAA by Standard and Poors. The fund invested in various bonds and other obligations issued or guaranteed as to payment of principal and interest by the U.S. government. Included in the investments of the fund were mortgage-related securities and their derivatives, such as interest-only and principal-only securities and inverse floating rate securities. During the first quarter of calendar 1994, the fund's value declined and, in April 1994, the Company sold its investment and realized a loss of $1,047,000. Prior to fiscal 1994, the Company's investment in the same fund had yielded gains in excess of the fiscal 1994 loss.

    Interest expense increased in fiscal 1995 from fiscal 1994 and in fiscal 1994 from fiscal 1993 due to the debt related to the acquisition of the ISS dental implant business. Interest income increased in fiscal 1995 from fiscal 1994 and decreased in fiscal 1994 from fiscal 1993. The increase in interest income in fiscal 1995 reflected the additional cash available to invest from the August 1994 sale of stock to Johnson & Johnson Development Corporation and the November 1994 cash advance received from Alcon. The decrease in fiscal 1994 interest income reflected lower levels of cash available to invest.

LIQUIDITY AND CAPITAL RESOURCES

    Inventories consist mainly of finished hyaluronate and oral restorative products and related raw materials. The portion of finished hyaluronate inventory that is not expected to be consumed within the next twelve months is classified as long-term. The finished hyaluronate inventory is maintained in a frozen state and has a shelf life in excess of five years. Total inventory increased $862,000 or 16% in fiscal 1995 from fiscal 1994 principally due to expansion of the oral restorative product inventory.

    The Company incurred losses in each of the three years in the period ended June 30, 1995, reflecting the significant costs incurred in validating and operating the Company's facilities, research and development and marketing.
Historically, the Company has financed its operations with debt and lease obligations and the sale of its Common Stock. In August 1994, the Company received $2,600,000 in cash as part of the consideration for its Common Stock sold to Johnson & Johnson Development Corporation. The Company has conserved its cash resources by negotiating amendments to certain of its financial obligations. Beginning in 1991, the Company and Johnson & Johnson Finance
Corporation entered into an operating lease agreement (the "JJFC Lease") for $7,900,000 of equipment. Under the terms of the agreement and subsequent amendments, lease payments were deferred until April 1994. In addition, in October 1992, the Company issued its Common Stock as the form of payment to satisfy $2,050,000 in notes payable in connection with the Company's acquisition of BII's Sustain Dental Implant System. In connection with the terms of the agreements with the note holder, the Company satisfied the $2,050,000 obligation and received $521,000 in cash as settlement of the value assigned to the Common Stock. The loan agreement between the Company and the holder of the industrial development revenue bonds utilized to finance the Company's Chaska facility was amended in July 1995 to waive the fixed charge coverage ratio, the cash flow coverage ratio, the minimum current ratio and the maximum debt to net worth limitation through June 30, 1996. With respect to certain of these covenants, the Company anticipates that it will be required to obtain further waivers in fiscal 1997. There can be no assurance that future waivers will be available. If waivers cannot be obtained and these obligations are accelerated, the Company may require additional financing. See Note D to the Consolidated Financial Statements.

    The Company has had significant operating cash flow deficits for the last three fiscal years, and it continues to have significant fixed obligations in future periods. Obligations under the JJFC Lease and other leases, the industrial development revenue bonds and the ISS note total $3,016,000 for fiscal 1996 and $2,445,000 for fiscal 1997. In addition, the Company received a $6.3 million advance on product purchases from Alcon in November 1994, which the Company used for working capital in fiscal 1995. In fiscal 1995, the Company shipped $1.6 million of products due under this advance to Alcon. Accordingly, the remaining $4.7 million of product shipments due to Alcon in fiscal 1996 and 1997 will not generate additional cash. The Company from time to time has obtained other cash advances and has also obtained permission from its corporate partners to defer scheduled payments for cash management purposes. While the Company expects to make such requests in the future, there can be no assurance that its requests will be granted.

    Due to the Company's fixed obligations and anticipated operating cash flow deficits through fiscal 1997, the Company expects its cash requirements to significantly exceed the cash generated from anticipated operations. In light of its losses and the level of cash on hand and outstanding obligations at June 30, 1995, the Company's independent auditors have issued an opinion, indicating that there is substantial doubt about the Company's ability to fund its projected losses and fixed obligations and, therefore, to continue as a going concern without additional financing. In August 1995, the Company filed a registration statement with respect to a proposed public offering of Common Stock. Management believes that the net proceeds of the offering and its capital resources will be sufficient to meet its needs through fiscal 1997. Due to the uncertainties involved in development, regulatory approval and market acceptance of its new products and adequate growth in its existing products, no assurance can be given that these resources will be sufficient to allow the Company to attain and maintain positive cash flow. If the Company exhausts the net proceeds of the offering prior to achieving and maintaining positive cash flow, additional financing will be necessary. If additional financing is needed, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders. See Notes B and O to the Company's Consolidated Financial Statements.

    The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon the continued expansion of revenue from its hyaluronate and oral restorative businesses. In the Hyaluronate Division, future revenue growth is unpredictable due to the complex governmental regulatory environment for new medical products and the early stage of certain of these markets. Similarly, expansion of the Company's Oral Restorative Division revenues is also dependent on increased revenue from new and existing customers, as well as successfully attending to market competition issues commensurate with that more mature field. Current or future regulatory approval requirements also affect the timing of future new products in the Oral Restorative Division. As a result of these factors, the Company does not currently anticipate commercial sales sufficient to generate positive cash flow through fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements are listed under Item 14 of this report.

    Summarized unaudited quarterly financial data for 1995 and 1994 is as follows:

                                                                               QUARTER
                                                    --------------------------------------------------------------
                                                        FIRST           SECOND          THIRD           FOURTH
                                                    --------------  --------------  --------------  --------------
Year ended June 30, 1995
  Net sales.......................................  $    1,842,000  $    2,189,000  $    2,885,000  $    3,102,000
  Gross profit....................................         102,000         629,000         683,000         704,000
  Net loss........................................      (1,658,000)     (1,141,000)     (1,137,000)     (1,279,000)
  Net loss per share..............................  $         (.22) $         (.14) $         (.14) $         (.16)
  Weighted average shares outstanding.............       7,632,015       7,953,206       7,962,294       7,970,935

Year ended June 30, 1994
  Net sales.......................................  $    3,367,000  $    3,165,000  $    1,770,000  $    2,128,000
  Gross profit....................................       1,827,000       1,768,000         683,000         148,000
  Net earnings (loss).............................         356,000         217,000        (776,000)     (2,594,000)
  Net earnings (loss) per share...................  $          .05  $          .03  $         (.11) $         (.36)
  Weighted average shares outstanding.............       7,155,938       7,161,267       7,174,200       7,195,615

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth the names  of the executive officers and  directors
of   Lifecore,  in  addition   to  certain  other   information  regarding  such
individuals:

NAME                                           AGE     POSITION WITH COMPANY
- ------------------------------------------     ---     ---------------------------------------------------------------
James W. Bracke, Ph.D.....................     48      President, Chief Executive Officer, Secretary and Director
Brian J. Kane.............................     42      Vice President of New Business Development
Mark J. McKoskey..........................     44      Vice President and General Manager, Oral Restorative Division
Colleen M. Olson..........................     42      Vice President of Corporate Administrative Operations
Nancy J. Teasdale.........................     39      Vice President and General Manager, Hyaluronate Division
Orwin L. Carter...........................     53      Director
Joan L. Gardner...........................     50      Director
John C. Heinmiller........................     41      Director
Robert P. Hickey..........................     49      Director
Donald W. Larson..........................     66      Director
Richard W. Perkins........................     64      Director

    JAMES W. BRACKE, PH.D. Dr. Bracke was appointed President and Chief Executive Officer and a director in August 1983 and Secretary in March 1995. He joined the Company in February 1981 as Senior Research Scientist. The Company has an employment agreement with Dr. Bracke that extends through June 1998. Dr. Bracke's employment agreement prohibits him from competing with the Company for three years after termination of employment. In the event of termination upon a change in control of the Company, the employment agreement provides that Dr. Bracke will receive a sum equal to 300% of his base salary.

    BRIAN J. KANE. Mr. Kane has been Vice President of New Business Development for the Company since July 1991. He joined the Company as Vice President of Marketing in June 1986.

    MARK J. MCKOSKEY. Mr. McKoskey has been Vice President and General Manager of the Oral Restorative Division since July 1994. He became Vice President of Operations in June 1990. He joined the Company in June 1985 as engineering manager.

    COLLEEN M. OLSON. Ms. Olson has been Vice President of Corporate Administrative Operations of the Company since May 1991. Prior to that time, she was Vice President of Human Resources and Administration from June 1990 to May 1991, and Director of Human Resources and Administration from October 1984 to June 1990. She joined the Company in January 1980 as Office Manager.

    NANCY J. TEASDALE. Ms. Teasdale has been Vice President and General Manager of the Hyaluronate Division since September 1994. She joined the Company in August 1991 as Manager of Quality Assurance. From January 1989 through July 1991, she was Manager of Quality Assurance and Technical Support for Michael Foods, Inc., a diversified food processor.

    ORWIN L. CARTER. Dr. Carter is currently a private consultant to the diagnostic device industry. From December 1989 through September 1994, he served as President and Chief Executive Officer of INCSTAR Corporation. He then served as Chairman until March 1995. INCSTAR Corporation manufactures and markets test kits and related products used by major hospitals, clinical reference laboratories and researchers involved in diagnosing and treating immunological conditions. He has been a director of the Company since 1989 and is also a director of Theragenics Corporation.

    JOAN L. GARDNER. Ms. Gardner has had a career in community service. She is currently serving on the Board of Children's Health Care, the newly merged entity of Saint Paul Children's Hospital and Minneapolis Children's Medical Center, and chairs its Quality Committee. She formerly chaired the Boards of Trustees of the Biomedical Research Institute and The Children's Hospital Incorporated and served on the board of the National Association of Children's Hospitals and Related Institutes and chaired its Education Council. Ms. Gardner joined the Company's Board in November 1992.

    JOHN C. HEINMILLER. Mr. Heinmiller is currently Vice President of Finance and Administration and a director of Daig Corporation, which designs, manufactures and markets medical devices for cardiovascular applications. He was Vice President of Finance and Chief Financial Officer of the Company from October 1991 to February 1995. Prior to October 1991, Mr. Heinmiller was an employee of Grant Thornton LLP, a national CPA firm and he was a partner of that firm from 1986 to 1991. He became a director of the Company in November 1994.

    ROBERT P. HICKEY. Mr. Hickey has been President of Roberts Healthcare Resources, a consulting firm focused on management support to small companies and venture funds, since 1994. From 1975 to 1994, he was with Johnson & Johnson Companies in various capacities, most recently as Vice President of Marketing and a director of Ethicon, Inc. He has been a director of Lifecore since January 1995.

    DONALD W. LARSON. Mr. Larson is a self-employed business publisher and editor. He has been editor and publisher of BUSINESS NEWSLETTER since 1980. Prior to 1980, he was editor and publisher of the magazine CORPORATE REPORT MINNESOTA. He has been a director of the Company since 1983.

    RICHARD W. PERKINS. Mr. Perkins is President, Chief Executive Officer and a director of Perkins Capital Management, Inc., Wayzata, Minnesota, where he has held those positions since January 1985. Mr. Perkins is a director of the following public companies: Atrix International, Inc., Bio-Vascular, Inc., Celox Corporation, Children's Broadcasting Corporation, CNS, Inc., Discus Acquisition Corporation, Eagle Pacific Industries, Inc., Garment Graphics, Inc., and Nortech Systems, Inc. He has been a director of Lifecore since 1983.

    All executive officers named are elected or appointed by the Board of Directors for a term of office from the time of election or appointment until the next annual meeting of directors (held following the annual meeting of shareholders) and until their respective successors are elected and have qualified. Pursuant to the Company's Articles of Incorporation, the Board of Directors is divided into three classes of directors, with each director serving a three-year term. Each year only one class of directors is subject to a shareholder vote, and approximately one-third of the directors (presently, two directors in each of two classes and three directors in one class) belong to each class.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer. No other executive officers of the Company had cash compensation that exceeded $100,000, based on salary earned during fiscal 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                                              LONG-TERM
                                                                                    ANNUAL COMPENSATION     COMPENSATION
                                                                                                            -------------
                              NAME AND                                  FISCAL    ------------------------      STOCK
                         PRINCIPAL POSITION                              YEAR       SALARY        BONUS      OPTIONS(1)
- ---------------------------------------------------------------------  ---------  -----------  -----------  -------------
James W. Bracke......................................................       1995  $   189,073      --            10,000
 President and Chief                                                        1994      188,171      --            25,000
 Executive Officer                                                          1993      153,116      --             5,000

- ------------------------
(1)  Number of shares of common stock purchasable under option grants.

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information with respect to the Chief Executive Officer, concerning stock options granted to that individual during the last fiscal year:

                                                                                                       POTENTIAL REALIZABLE
                                                                                                         VALUE AT ASSUMED
                                                                                                         ANNUAL RATES OF
                                                          % OF TOTAL                                       STOCK PRICE
                                                            OPTIONS     EXERCISE OR                      APPRECIATION FOR
                                                          GRANTED TO    BASE PRICE                        OPTION TERM(4)
                                             OPTIONS     EMPLOYEES IN       PER         EXPIRATION     --------------------
NAME                                         GRANTED       LAST YEAR     SHARE(2)        DATE(3)          5%         10%
- -----------------------------------------  ------------  -------------  -----------  ----------------  ---------  ---------
James W. Bracke..........................     10,000(1)          6.0     $    3.88      Oct. 19, 2004  $  24,370  $  61,758

- ------------------------
(1) Exercisable in cumulative 25% annual installments commencing one year from date of grant (October 19, 1994), with full vesting occurring on the fourth anniversary date.
(2) All options were granted at the market value of the Company's common stock based upon the last reported price on date preceding the date of grant. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions.
(3)  All options have a ten year term, subject to termination of employment.
(4) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall stock market conditions, as well as the optionholder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

        OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

    The following table sets forth information with respect to the Chief Executive Officer, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year:

                                                                                                            VALUE OF
                                                                                                           UNEXERCISED
                                                                                                           IN-THE-MONEY
                                                                                                              OPTIONS
                                                                                 NUMBER OF UNEXERCISED         AT
                                                  SHARES                          OPTIONS AT YEAR-END      YEAR-END(2)
                                                ACQUIRED ON        VALUE       --------------------------  -----------
NAME                                             EXERCISE       REALIZED(1)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE
- ---------------------------------------------  -------------  ---------------  -----------  -------------  -----------
James W. Bracke..............................       --              --             67,250        30,417     $  37,085


NAME                                           UNEXERCISABLE
- ---------------------------------------------  -------------
James W. Bracke..............................   $    55,000

- ------------------------
(1) Market value on the date of exercise of shares covered by options exercised, less option exercise price.

(2) The closing price for the Company's common stock on June 30, 1995 was $7.75. Value is calculated on the basis of the difference between the option exercise price and $7.75 multiplied by the number of shares of common stock underlying the options.

    EMPLOYMENT AND SEVERANCE AGREEMENT. Dr. James W. Bracke, the President, Chief Executive Officer, Secretary and a Director of the Company, entered into an Employment Agreement with the Company dated June 1, 1991, as amended on August 14, 1995, which provides for a term of employment through June 30, 1998 and contains customary confidential disclosure and non-compete provisions. The Agreement provides for a severance payment equal to 300% of Dr. Bracke's base salary paid during the year preceding a termination which is made as a result of a merger or acquisition of the Company or as a result of a change in control of the Company. Dr. Bracke's base salary is currently $183,000 per year and, accordingly, in the event the severance provision of his Employment Agreement were triggered by a merger, acquisition or change in control, the Company or its successor would be obligated to pay him approximately $549,000.

    REMUNERATION  OF DIRECTORS.   Directors who are not  officers of the Company
receive a fee of $500 per month.

    The 1990 Stock Plan (the "1990 Plan") provides for the automatic granting of a defined number of options to non-employee directors. Such options are granted to each person who is not an employee of the Company and who (i) was serving as a director on the date the 1990 Plan was approved by shareholders, or (ii) was elected a director (whether by vote of shareholders or directors) subsequent to September 27, 1990 and who was not serving as a director at such date. Each such person automatically receives, as of the date of such election, a non-qualified option to purchase 10,000 shares of common stock with the option price equal to the fair market value of the Company's common stock on such date. The options have ten-year terms and are exercisable, as to one-third of the shares subject to the option, beginning one year after the date of option grant; as to the second third, beginning two years after the date of option grant; and as to the last third, beginning three years after the date of option grant. At the third anniversary date of an option grant, a non-employee director who continues to serve as a member of the Board shall automatically be granted an option to purchase an additional 10,000 shares of stock with the option price equal to the fair market value of the Company's common stock on such date. Any vested portion of these options will not expire upon termination of service as a director. No stock appreciation rights may be granted in connection with options to non-employee directors. Under the 1990 Plan, the maximum number of shares as to which options may be granted to all non-employee directors is 200,000 shares, and the maximum number of shares as to which options may be granted to any one non-employee director is 20,000 shares. Pursuant to the automatic grant feature of the 1990 Plan, Mr. Hickey was granted an option to purchase 10,000 shares at $3.875 on January 2, 1995 and Mr. Heinmiller was granted an option to purchase 10,000 shares at $5.25 on March 23, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of August 28, 1995, the number and percentage of outstanding shares of Common Stock beneficially owned by: (i) each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and officers of the Company as a group.

                                  NAME AND ADDRESS OF                                      NUMBER OF
                                   BENEFICIAL OWNER                                         SHARES       PERCENT(1)
- ---------------------------------------------------------------------------------------  -------------  -------------
Johnson & Johnson Development Corporation
  One Johnson & Johnson Plaza
  New Brunswick, NJ 08933..............................................................      757,396(2)        9.5%
Perkins Capital Management, Inc.
  730 East Lake Street
  Wayzata, MN 55391....................................................................      588,760(3)        7.4
James W. Bracke, Ph.D..................................................................      195,280(4)        2.4
Orwin L. Carter, Ph.D..................................................................       23,666(5)          *
Joan L. Gardner........................................................................       14,750(6)          *
John C. Heinmiller.....................................................................        2,000             *
Robert P. Hickey.......................................................................       --             --
Donald W. Larson.......................................................................       29,966(7)          *
Richard W. Perkins.....................................................................       70,666(8)          *
Directors and officers as a group (11 persons).........................................      473,332(9)        5.8

- ------------------------
 *   Indicates less than one percent.

(1)  Based on 7,985,292 shares outstanding as of August 28, 1995.

(2) Based upon the content of a statement filed as of August 8, 1994 pursuant to Section 13(g) of the Exchange Act.

(3)  Based upon the content of a statement filed as of July 31, 1995 pursuant to
     Section 13(g) of the Securities Exchange Act of 1934. Excludes shares beneficially owned by Richard W. Perkins, the controlling shareholder of Perkins Capital Management, Inc. and a director of the Company.

(4) Includes 61,391 shares held by Dr. Bracke's wife, 50,056 shares held jointly by Dr. Bracke and his wife, 7,000 shares held by Dr. Bracke's children and 76,833 shares which Dr. Bracke has the right to purchase pursuant to stock options which are or will become exercisable within sixty days of the date hereof.

(5) Includes 22,666 shares which Dr. Carter has the right to purchase pursuant to stock options which are or will become exercisable within sixty days of the date hereof.

(6) Includes 4,250 shares held by a partnership in which Ms. Gardner is a partner and 10,000 shares which Ms. Gardner has the right to purchase pursuant to stock options which are or will become exercisable within sixty days of the date hereof.

(7) Includes 19,666 shares which Mr. Larson has the right to purchase pursuant to stock options which are or will become exercisable within sixty days of the date hereof.

(8) Includes 45,000 shares held by various trusts of which Mr. Perkins is the sole trustee, 6,000 shares held by a foundation created by Mr. Perkins and 19,666 shares which Mr. Perkins has the right to purchase pursuant to stock options which are or will become exercisable within sixty days of the date hereof. Excludes 588,760 shares held for the accounts of clients of Perkins
     Capital Management, Inc. ("PCM"), a registered investment advisor of which Mr. Perkins is the controlling shareholder. PCM has the right to sell the shares but does not have voting power over the shares. Mr. Perkins and PCM disclaim beneficial interest in the shares held for the account of PCM clients.

(9) Includes 251,783 shares which certain directors and officers have the right to purchase pursuant to stock options which are or will become exercisable within sixty days of the date hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        Documents filed as a part of the report:

1.         Consolidated Financial Statements


                                                                                   FORM 10-K PAGE
                                                                                     REFERENCE
                                                                                  ----------------
           Report of Independent Certified Public Accountants...................  F-1
           Consolidated Balance Sheets -- June 30, 1994 and 1995................  F-2
           Consolidated Statements of Operations -- years ended June 30, 1993,
           1994 and 1995........................................................  F-3
           Consolidated Statements of Cash Flows -- years ended June 30, 1993,
           1994 and 1995........................................................  F-4
           Consolidated Statements of Shareholders' Equity -- years ended June
           30, 1993, 1994, and 1995.............................................  F-5
           Notes to Consolidated Financial Statements...........................  F-6 through F-15

2.         Consolidated Financial Statement Schedules

                                                                                     FORM 10-K
DESCRIPTION                                                                        PAGE REFERENCE
- --------------------------------------------------------------------------------  ----------------
           Schedule II -- Valuation and Qualifying Accounts.....................  S-1

(b)        Reports on Form 8-K
           None.

(c)        Exhibits and Exhibit Index

 EXHIBIT
 NUMBER                                 DESCRIPTION
- ---------  ---------------------------------------------------------------------
     2.1   Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory
           Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (Pursuant to Rule 24b-2,
           certain portions of this Exhibit have been deleted and filed separately with the Commission)
           (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

     3.1   Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment
           No. 1 on Form 8, dated July 13, 1988, to Form 10-Q Report for the quarter ended December 31, 1987)

     3.2   Amended Bylaws, filed herewith

     4.1   Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration
           Statement [File No. 33-12970])

    10.1   Loan Agreement dated as of September 1, 1990 between the City of Chaska and the Company (incorporated by reference from Exhibit 4.2 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on
           Form 8 dated October 12, 1990) as amended on June 10, 1991 and July 24, 1991 (incorporated by reference from Exhibit 10.2 to the Registrant's Amendment No. 1 to Form 1991 S-2 Registration Statement [File No.
           33-41291]) as amended on August 3, 1992 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1992) as amended on July 28, 1994 (incorporated by reference to Exhibit 10.1 to Form
           10-K for the year ended June 30, 1994), as amended on July 27, 1995, filed herewith

 EXHIBIT
 NUMBER                                                  DESCRIPTION
- ---------  --------------------------------------------------------------------------------------------------------
    10.2   Trust Indenture dated as of September 1, 1990 from the City of Chaska to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.3 to the Registrant's Form 10-K for the year ended
           June 30, 1990, as amended on Form 8 dated October 12, 1990)

    10.3   Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of September 1, 1990 from the Company to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.4 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12,
           1990)

    10.4   Contract for Private Redevelopment dated as of September 1, 1990 between the Company and Chaska Economic
           Development Authority (incorporated by reference from Exhibit 4.5 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

    10.5   Hyaluronate Purchase Agreement dated March 28, 1990 between the Company and Alcon (Incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule
           24b-2) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

    10.6   Employment Agreement dated June 10, 1991 with James W. Bracke (incorporated by reference to Exhibit
           10.11 to 1991 S-2 Registration Statement [File No. 33-41291]), as amended by letter agreement dated on
           August 14, 1995, filed herewith

    10.7   Form of Indemnification Agreement entered into between the Company and directors and officers, filed herewith

    10.8   1987 Stock Option Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File
           No. 33-26065])

    10.9   1987 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration
           Statement [File No. 33-19288])

    10.10  1990 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration
           Statement [File No. 33-32984])

    10.11  1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No.
           33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994)

    10.12  Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical,
           Inc. and Ethicon, Inc. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission), (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

    10.13  Equipment Lease dated May 28, 1991 between the Registrant and Johnson & Johnson Finance Corporation
           (incorporated herein by reference from Exhibit 10.20 to 1991 S-2 Registration Statement [File No.
           33-12970]) as amended in May 1992 (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended June 30, 1992) as amended in January 1993 (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended June 30, 1993) as amended in January 1994 and March 1994 (incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 1994)

 EXHIBIT
 NUMBER                                                  DESCRIPTION
- ---------  --------------------------------------------------------------------------------------------------------
    10.14  Master Lease, Supplement to Master Lease and Assignment of Time/Savings Account between Norwest
           Equipment Finance, Inc., and the Registrant dated June 28, 1991 (incorporated by reference to Exhibit
           10.21 to Form 10-K for the year ended June 30, 1991)

    10.15  Amendment No. 2 to Hyaluronate Purchase Agreement dated December 4, 1992 between Lifecore Biomedical,
           Inc. and Alcon Surgical, Inc. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 28 to Form 8-K dated December 4, 1992)

    10.16  Amendment No. 3 to Hyaluronate Purchase Agreement dated May 12, 1993 Between Lifecore Biomedical, Inc.
           and Alcon Surgical, Inc., filed herewith (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.18 to
           Form 10-K for the year ended June 30, 1993 as amended on Form 10-K/A dated December 15, 1994)

    10.17  Letter Agreement dated October 28, 1992 between the Company and Bio-Interfaces (incorporated by reference to Exhibit 28.1 to Form 8-K dated October 5, 1992)

    10.18  Stock Purchase Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and Johnson and Johnson
           Development Corporation, (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended
           June 30, 1994)

    10.19  Amendment No. 4 to Hyaluronate Purchase Agreement dated November 29, 1994, between Lifecore Biomedical,
           Inc. and Alcon Laboratories, Inc. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.21 to Form
           10-Q for the quarter ended December 31, 1994)

    10.20  Supply Agreement dated December 7, 1994 between Lifecore Biomedical, Inc. and IOLAB Corporation
           (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission), filed herewith

    23.1   Consent of Grant Thornton LLP

    27     Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 30, 1995

                                          LIFECORE BIOMEDICAL, INC.

                                          By         /s/ JAMES W. BRACKE

                                             -----------------------------------
                                                   James W. Bracke, Ph.D.
                                                PRESIDENT AND CHIEF EXECUTIVE
                                              OFFICER (PRINCIPAL EXECUTIVE AND
                                              FINANCIAL OFFICER) AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

                              (POWER OF ATTORNEY)

    Each person whose signature appears below constitutes and appoints James W. Bracke, Ph.D. and Mark T. Sellnow as such person's true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or such person's substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                                       President and Chief Executive
    By       /S/ JAMES W. BRACKE        Officer (principal executive
  --------------------------------      and financial officer) and    Dated: August 30, 1995
       James W. Bracke, Ph.D.           Secretary and Director

    By:       /S/ JOAN L. GARDNER
  --------------------------------     Director                       Dated: August 30, 1995
           Joan L. Gardner

    By      /S/ DONALD W. LARSON
  --------------------------------     Director                       Dated: August 30, 1995
          Donald W. Larson

   By      /S/ RICHARD W. PERKINS
  --------------------------------     Director                       Dated: August 30, 1995
         Richard W. Perkins

    By       /S/ ORWIN L. CARTER
  --------------------------------     Director                       Dated: August 30, 1995
       Orwin L. Carter, Ph.D.

   By      /S/ JOHN C. HEINMILLER
  --------------------------------     Director                       Dated: August 30, 1995
         John C. Heinmiller

    By       /S/ ROBERT P. HICKEY
  --------------------------------     Director                       Dated: August 30, 1995
          Robert P. Hickey

    By       /S/ MARK T. SELLNOW
  --------------------------------     Controller (principal          Dated: August 30, 1995
           Mark T. Sellnow              accounting officer)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
  Lifecore Biomedical, Inc.

    We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (a Minnesota corporation) and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifecore Biomedical, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes B and O to the consolidated financial statements, the Company has incurred annual operating losses, and cash on hand at June 30, 1995 is not sufficient to allow the Company to fund its projected losses from operations and fixed debt and lease obligations through June 30, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes B and O. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    We have also audited Schedule II of Lifecore Biomedical, Inc. and Subsidiaries for each of the three years in the period ended June 30, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          GRANT THORNTON LLP

Minneapolis, Minnesota
July 31, 1995 (except for Note O, as to
  which the date is August 30, 1995)

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,
                                     ASSETS

                                                                                        1994            1995
                                                                                   --------------  --------------
CURRENT ASSETS
  Cash and cash equivalents (note A2)............................................  $    2,275,000  $    2,726,000
  Accounts receivable, less allowances (notes A3 and A9).........................       1,382,000       1,598,000
  Inventories (note A4)..........................................................       3,383,000       4,753,000
  Prepaid expenses...............................................................         262,000         404,000
                                                                                   --------------  --------------
    Total current assets.........................................................       7,302,000       9,481,000
PROPERTY, PLANT AND EQUIPMENT -- AT COST
 (notes A5 and D)
  Land...........................................................................         249,000         249,000
  Building.......................................................................       6,711,000       6,711,000
  Equipment......................................................................       3,969,000       4,418,000
  Land and building improvements.................................................       1,406,000       1,406,000
                                                                                   --------------  --------------
                                                                                       12,335,000      12,784,000
  Less accumulated depreciation..................................................      (4,088,000)     (4,642,000)
                                                                                   --------------  --------------
                                                                                        8,247,000       8,142,000
OTHER ASSETS
  Intangibles (notes A6 and C)...................................................       4,997,000       4,634,000
  Security deposits (note D).....................................................         925,000       1,022,000
  Inventories (note A4)..........................................................       1,913,000       1,405,000
  Other (note A7)................................................................         679,000         838,000
                                                                                   --------------  --------------
                                                                                        8,514,000       7,899,000
                                                                                   --------------  --------------
                                                                                   $   24,063,000  $   25,522,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term obligations (note D)...........................  $      969,000  $    1,139,000
  Accounts payable...............................................................         575,000         746,000
  Accrued compensation...........................................................         314,000         417,000
  Accrued expenses...............................................................         406,000         404,000
  Customers' deposits (notes E and M)............................................       1,420,000       2,788,000
                                                                                   --------------  --------------
    Total current liabilities....................................................       3,684,000       5,494,000
LONG-TERM OBLIGATIONS (note D)...................................................       9,051,000       7,888,000
CUSTOMERS' DEPOSITS (notes E and M)..............................................        --             1,952,000
COMMITMENTS AND CONTINGENCIES (notes E, F, J and M)..............................        --              --
SHAREHOLDERS' EQUITY (notes C, H, I and M)
  Preferred stock -- authorized, 25,000,000 shares of $1.00 stated value; none
   issued........................................................................        --              --
  Common stock -- authorized, 25,000,000 shares of $.01 stated value; issued and outstanding, 7,195,689 and 7,972,167 shares at June 30, 1994 and 1995,
   respectively..................................................................          72,000          80,000
  Additional paid-in capital.....................................................      33,149,000      37,216,000
  Accumulated deficit............................................................     (21,893,000)    (27,108,000)
                                                                                   --------------  --------------
                                                                                       11,328,000      10,188,000
                                                                                   --------------  --------------
                                                                                   $   24,063,000  $   25,522,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED JUNE 30,

                                                                        1993            1994            1995
                                                                   --------------  --------------  --------------
Net sales (notes A9 and L).......................................  $    7,485,000  $   10,430,000  $   10,018,000
Cost of goods sold...............................................       3,767,000       6,004,000       7,900,000
                                                                   --------------  --------------  --------------
    Gross profit.................................................       3,718,000       4,426,000       2,118,000

Operating expenses
  Research and development.......................................       1,706,000       1,072,000       1,381,000
  Marketing and sales............................................       2,764,000       2,645,000       3,038,000
  General and administrative.....................................       2,198,000       2,100,000       2,382,000
  Manufacturing relocation.......................................       1,331,000        --              --
                                                                   --------------  --------------  --------------
                                                                        7,999,000       5,817,000       6,801,000
                                                                   --------------  --------------  --------------

    Loss from operations.........................................      (4,281,000)     (1,391,000)     (4,683,000)

Other income (expense)
  Gain on sale of building.......................................        --               274,000        --
  Gain (loss) on sale of short-term investments..................         838,000      (1,047,000)       --
  Interest expense...............................................        (805,000)       (835,000)       (854,000)
  Interest income................................................         521,000         202,000         322,000
                                                                   --------------  --------------  --------------
                                                                          554,000      (1,406,000)       (532,000)
                                                                   --------------  --------------  --------------

    NET LOSS.....................................................  $   (3,727,000) $   (2,797,000) $   (5,215,000)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

    Net loss per common share (note A10).........................  $         (.53) $         (.39) $         (.66)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

Weighted average shares outstanding..............................       7,048,474       7,175,674       7,879,538
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,

                                                                                                 1993         1994         1995
                                                                                              -----------  -----------  -----------
Cash flows from operating activities:
  Net loss..................................................................................  $(3,727,000) $(2,797,000) $(5,215,000)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization...........................................................      874,000      943,000      939,000
    Allowance for doubtful accounts.........................................................       11,000       23,000      141,000
    Loss (gain) on short-term investments...................................................     (838,000)   1,047,000      --
    Gain on sale of building................................................................      --          (274,000)     --
    Deferred rent...........................................................................      --           966,000      --
    Changes in operating assets and liabilities
      Accounts receivable...................................................................      206,000     (669,000)    (357,000)
      Inventories...........................................................................     (553,000)  (2,408,000)    (862,000)
      Prepaid expenses......................................................................      (69,000)     (87,000)    (142,000)
      Other assets..........................................................................     (673,000)     --           --
      Accounts payable......................................................................        1,000      163,000      171,000
      Accrued liabilities...................................................................      696,000     (146,000)     101,000
      Customers' deposits...................................................................      --          (106,000)   3,320,000
                                                                                              -----------  -----------  -----------
        Total adjustments...................................................................     (345,000)    (548,000)   3,311,000
                                                                                              -----------  -----------  -----------
Net cash used in operating activities.......................................................   (4,072,000)  (3,345,000)  (1,904,000)

Cash flows from investing activities:
  Proceeds from sale of building............................................................      --           435,000      --
  Purchases of property, plant and equipment................................................     (261,000)    (395,000)    (449,000)
  Purchases of intangibles..................................................................     (182,000)     (44,000)     (51,000)
  Purchases of short-term investments.......................................................     (541,000)  (5,063,000)     --
  Sales of short-term investments...........................................................    9,863,000    4,016,000      --
  Increase in security deposits.............................................................      (10,000)     (10,000)     (97,000)
  Business acquisition, net of cash acquired................................................      --          (754,000)     --
  Decrease (increase) in other assets.......................................................       67,000       47,000     (130,000)
                                                                                              -----------  -----------  -----------
Net cash provided by (used in) investing activities.........................................    8,936,000   (1,768,000)    (727,000)
Cash flows from financing activities:
  Payments of long-term obligations.........................................................     (405,000)    (176,000)    (993,000)
  Proceeds from issuance of common stock....................................................      --           --         3,985,000
  Proceeds from stock options exercised.....................................................      101,000      151,000       90,000
  Excess value received from common stock issued for payment of debt........................      --           521,000      --
                                                                                              -----------  -----------  -----------
Net cash provided by (used in) financing activities.........................................     (304,000)     496,000    3,082,000
                                                                                              -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents........................................    4,560,000   (4,617,000)     451,000
Cash and cash equivalents at beginning of year..............................................    2,332,000    6,892,000    2,275,000
                                                                                              -----------  -----------  -----------
Cash and cash equivalents at end of year....................................................  $ 6,892,000  $ 2,275,000  $ 2,726,000
                                                                                              -----------  -----------  -----------
                                                                                              -----------  -----------  -----------

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................................................  $   805,000  $   810,000  $   835,000
    Liabilities assumed in business acquisition.............................................      --           219,000      --

Supplemental disclosure of noncash investing and financing activities:

    During 1993, the Company issued 330,000 shares of its common stock as payment of certain notes payable (see note I).

    During 1994, the Company issued a $2,000,000 note payable relating to the acquisition of Implant Support Systems, Inc. (see note C).

        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              COMMON STOCK
                                                         ----------------------    ADDITIONAL
                                                           SHARES                   PAID-IN        ACCUMULATED
                                                           ISSUED      AMOUNT       CAPITAL          DEFICIT
                                                         -----------  ---------  --------------  ---------------
Balances at July 1, 1992...............................    6,805,572  $  68,000  $   30,330,000  $   (15,369,000)
  Exercise of stock options and employee stock purchase
   savings plan........................................       19,166     --             101,000        --
  Issuance of common stock as payment of debt (note
   I)..................................................      330,000      4,000       2,046,000        --
  Net loss for the year ended June 30, 1993............      --          --            --             (3,727,000)
                                                         -----------  ---------  --------------  ---------------
Balances at June 30, 1993..............................    7,154,738     72,000      32,477,000      (19,096,000)
  Exercise of stock options and employee stock purchase
   savings plan, net of 5,888 shares surrendered in
   payment.............................................       40,951     --             151,000        --
  Excess value received from common stock issued for
   payment of debt (note I)............................      --          --             521,000        --
  Net loss for the year ended June 30, 1994............      --          --            --             (2,797,000)
                                                         -----------  ---------  --------------  ---------------
Balances at June 30, 1994..............................    7,195,689     72,000      33,149,000      (21,893,000)
  Exercise of stock options and employee stock purchase
   savings plan........................................       19,082     --              90,000        --
  Proceeds from sale of common stock...................      757,396      8,000       3,977,000        --
  Net loss for the year ended June 30, 1995............      --          --            --             (5,215,000)
                                                         -----------  ---------  --------------  ---------------
Balances at June 30, 1995..............................    7,972,167  $  80,000  $   37,216,000  $   (27,108,000)
                                                         -----------  ---------  --------------  ---------------
                                                         -----------  ---------  --------------  ---------------

        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Lifecore Biomedical, Inc. ("the Company"), develops, manufactures, or markets sterile medical products for a variety of surgical and pharmaceutical applications through direct sales, OEM or contract manufacturing alliances. The Company's products currently have applications in the fields of dentistry, ophthalmology, veterinary and wound care management. In April 1995, the Company began direct sales operations in Italy through a newly formed subsidiary, Lifecore Biomedical SpA, in Verona, Italy.

    A summary of significant accounting policies applied in the preparation of the financial statements follows:

1.  CONSOLIDATION POLICY

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Implant Support Systems, Inc. and Lifecore Biomedical SpA. All intercompany balances and transactions have been eliminated in consolidation.

2.  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 1995 and 1994, principally all of the Company's cash and cash equivalents are invested in a money market fund.

    The Company implemented Financial Accounting Standards Board (FASB) Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective July 1, 1993. The effect of adopting this statement did not have a material impact on the consolidated financial statements.

3.  ACCOUNTS RECEIVABLE

    The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. The Company's customers are located primarily throughout the United States and Europe. Management performs on-going credit evaluations of its customers. The Company maintains allowances for potential credit losses which were $78,000 and $219,000 at June 30, 1994 and 1995.

4.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company's reserve for obsolescence and rework was $332,000 and $307,000 at June 30, 1994 and 1995. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:

                                                        AS OF JUNE 30,
                                                    ----------------------
                                                       1994        1995
                                                    ----------  ----------
Raw materials.....................................  $1,235,000  $1,551,000
Work-in-process...................................     100,000      95,000
Finished goods....................................   3,961,000   4,512,000
                                                    ----------  ----------
                                                    $5,296,000  $6,158,000
                                                    ----------  ----------
                                                    ----------  ----------

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
5.  DEPRECIATION

    Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Lives used in straight-line depreciation for financial reporting purposes are as follows:

                                                    NUMBER OF
                                                      YEARS
                                                    ---------
Building..........................................   18-25
Equipment.........................................   3-15
Land and building improvements....................    18

6.  INTANGIBLES

    Intangibles consist primarily of the cost of the technology and regulatory rights related to the Sustain Dental Implant System product line acquired in May 1992 and the goodwill related to the July 1993 acquisition of Implant Support Systems, Inc.

    On an ongoing basis, the Company reviews the valuation and amortization of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. The cost of the technology and regulatory rights and the goodwill are being amortized on the straight-line method over 15 years, their estimated useful lives. Accumulated amortization of intangibles was $527,000 and $891,000 at June 30, 1994 and 1995.

7.  OTHER ASSETS

    Included within other assets are costs incurred to register patents and trademarks which are capitalized as incurred. Amortization of these costs commences when the related patent or trademark is granted. The costs are amortized over the estimated useful life of the patent or trademark, not to exceed 17 years. Patents and trademarks consist of the following:

                                                                           AS OF JUNE 30,
                                                                      ------------------------
                                                                         1994         1995
                                                                      -----------  -----------
Patents.............................................................  $   104,000  $   134,000
Trademarks..........................................................       32,000       53,000
                                                                      -----------  -----------
                                                                          136,000      187,000
Less amortization...................................................      (60,000)     (71,000)
                                                                      -----------  -----------
                                                                      $    76,000  $   116,000
                                                                      -----------  -----------
                                                                      -----------  -----------

8.  INCOME TAXES

    The Company follows the liability method of computing deferred taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

9.  REVENUE RECOGNITION AND PRODUCT WARRANTY

    The Company recognizes revenue when product is shipped or otherwise accepted by the customer. Under the terms of a contract covering sales of ophthalmic hyaluronate, the Company's product is under warranty against non-compliance with product specifications. A provision is made for the estimated cost of replacing or re-working any product not complying with the warranted product specifications.

10. NET LOSS PER COMMON SHARE

    Net loss per common share is based upon the weighted average outstanding common shares.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) has issued Statement No. 107 "Disclosures about Fair Value of Financial Instruments." The FASB has also issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of these standards is not expected to have a material effect on the consolidated financial statements of the Company.

NOTE B -- GOING CONCERN
    Cash on hand at June 30, 1995 is not sufficient to allow the Company to fund its anticipated losses from operations and fixed debt and lease obligations through June 30, 1996. Therefore, the Company will require additional financing. Management plans to raise a substantial amount of equity through a proposed public offering of the Company's common stock which is expected to be completed in late 1995 (see Note O). In the event the proposed offering is not completed, management believes it would have alternative sources of financing available and believes the Company will be successful in obtaining the necessary funds to continue the operations of the business through June 30, 1996.

NOTE C -- ACQUISITION OF IMPLANT SUPPORT SYSTEMS, INC.
    On July 28, 1993, the Company acquired all of the outstanding shares of common stock of Implant Support Systems, Inc. ("ISS"). The Company paid $682,000 in cash, issued a $2,000,000 note payable and assumed certain liabilities. The payment terms of the note payable were amended in September 1994. This note as amended bears interest at 5% payable quarterly beginning October 15, 1993 with principal payments of $700,000 paid during fiscal 1995, $850,000 due October 15, 1995 and $450,000 due December 15, 1996. The principal payments may be made in cash or the Company's common stock at the Company's option. If the Company chooses its common stock as the form of payment, the note holder has certain registration rights. The note is secured by the assets of ISS. The acquired goodwill of approximately $2,754,000 is being amortized on a straight-line basis over 15 years.

    At the time of the acquisition, the Company also entered into a six-month consulting agreement and a three-year non-compete agreement with the former owner of ISS and entered into a six-month consulting agreement and an eighteen-month non-compete agreement with one of ISS' employees. These agreements provide for aggregate compensation of $125,000 in fiscal 1995 and $120,000 in fiscal 1996.

    Consolidated results of operations on a pro forma basis, as if the acquisition of ISS had occurred on July 1, 1993, would not be materially different than the reported consolidated results for the year ended June 30, 1994.

NOTE D -- LONG-TERM OBLIGATIONS
    Long-term obligations consist of the following:

                                                                        AS OF JUNE 30,
                                                                ------------------------------
                                                                     1994            1995
                                                                --------------  --------------
Industrial development revenue bonds..........................  $    6,954,000  $    6,895,000
Note payable..................................................       2,000,000       1,300,000
Real estate special assessments...............................         399,000         294,000
Deferred lease payments.......................................         667,000         538,000
                                                                --------------  --------------
                                                                    10,020,000       9,027,000
Less current maturities.......................................        (969,000)     (1,139,000)
                                                                --------------  --------------
                                                                $    9,051,000  $    7,888,000
                                                                --------------  --------------
                                                                --------------  --------------

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE D -- LONG-TERM OBLIGATIONS (CONTINUED)
  INDUSTRIAL DEVELOPMENT REVENUE BONDS

    On September 28, 1990, the Company completed a $7,000,000 transaction to finance its manufacturing and administrative facility through the issuance of 30-year industrial development revenue bonds by the municipality where the facility is located. The bonds are collateralized by a first mortgage on the facility and bear interest at 10.25%. The Company is required to make debt service payments on the bonds of approximately $775,000 per year for fiscal years 1995 through 2021. The payments are required to be made monthly to a sinking fund. At June 30, 1995, the Company has approximately $700,000 on deposit with the bond trustee to cover the reserve fund requirement.

    The terms of the loan agreement require the Company to comply with various financial covenants including minimum current ratio, fixed charges coverage and cash flow coverage requirements and maximum debt to net worth limitation. These covenants have been waived by the bondholder through fiscal 1996. The debt to net worth ratio covenant has the effect of restricting the payment of cash dividends or repurchases of common stock.

  NOTE PAYABLE

    In July 1993, the Company issued its promissory note payable as part of the consideration paid to the seller of Implant Support Systems, Inc. (see Note C).

  REAL ESTATE SPECIAL ASSESSMENTS

    In connection with special land improvements added during and after the construction of the Company's manufacturing and administrative facility the property has been assessed a total of $869,000 in special assessments. The special assessments bear interest at 8.5% with principal and interest payments due semi-annually. Approximately $164,000 of the total is due over a five year term with the balance due over a ten year term.

  DEFERRED RENT

    The Company has recorded deferred rent to reflect the expense on a straight-line basis for rent due under its equipment leases (see Note F).

    At June 30, 1995, aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:

1996................................................  $1,139,000
1997................................................     698,000
1998................................................     253,000
1999................................................     263,000
2000................................................     165,000
Thereafter..........................................   6,509,000
                                                      ----------
                                                      $9,027,000
                                                      ----------
                                                      ----------

NOTE E -- CUSTOMERS' DEPOSITS
    In November 1994, Lifecore renewed its current supply contract with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. ("Alcon") through December of 1998. The agreement contains minimum annual purchase requirements totalling $10,400,000 for calendar years 1995 through 1998. Lifecore received a $6,300,000 cash advance from Alcon against future contract purchases. Approximately $1,952,000 of the cash advance is classified as long-term as it is expected to be realized during the fiscal year ended June 30, 1997.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE E -- CUSTOMERS' DEPOSITS (CONTINUED)
    As security for the cash advance, the Company granted Alcon a right to accelerate delivery of certain finished hyaluronate inventory. The amount of inventory that is subject to acceleration is limited to the amount purchasable by the outstanding cash advance based upon the contract price.

NOTE F -- OPERATING LEASES
    In May 1991, the Company entered into an operating lease agreement with Johnson & Johnson Finance Corporation ("JJFC"), an affiliate of the Company's customers, Ethicon, Inc. and Johnson & Johnson Medical, Inc. JJFC is also an affiliate of Johnson & Johnson Development Corporation who is a shareholder of the Company (see Note M). From May 1991 to March 1993 equipment subject to the lease was installed and validated at the Company's Chaska facility. The Company began recording operating lease expense on a straight line basis in April 1993. Minimum monthly lease payments of $152,000 commenced in April 1994 for a term of 66 months. At the end of this initial lease term, the Company has the option to either renew for an additional 18 month period or purchase the leased equipment at a predetermined fair value. Additionally, the Company has entered into 60 month operating leases with a financial institution for approximately $900,000 of furniture and fixtures. Operating lease expense was approximately $572,000, $1,774,000 and $1,911,000 for the years ended June 30, 1993, 1994 and 1995. At
June 30, 1995, the future aggregate minimum annual lease payments due under these operating leases for the years ending June 30 are as follows:

1996................................................  $2,007,000
1997................................................   1,877,000
1998................................................   1,824,000
1999................................................   1,820,000
2000................................................     304,000
                                                      ----------
                                                      $7,832,000
                                                      ----------
                                                      ----------

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE G -- INCOME TAXES
    The Company implemented Financial Accounting Standards Board Statement of Financial Standards No. 109, "Accounting for Income Taxes" effective July 1, 1993. Under the new standard, deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. In connection with this implementation, the Company recorded a net deferred tax asset of $6,604,000 and a valuation allowance of $6,604,000 as of July 1, 1993. Deferred tax assets (liabilities) consist of the following at June 30:

                                                                     1994            1995
                                                                --------------  --------------
Deferred tax assets
  Net operating loss carryforward.............................  $    6,762,000  $    8,064,000
  Capital loss carryforward...................................         377,000         377,000
  Tax credit carryforward.....................................         248,000         253,000
  Inventories.................................................         798,000       1,200,000
  Other.......................................................         107,000         178,000
                                                                --------------  --------------
  Total deferred tax assets...................................       8,292,000      10,072,000

Deferred tax liabilities
  Deferred lease payments.....................................        (720,000)       (572,000)
  Depreciation................................................        (430,000)       (528,000)
                                                                --------------  --------------
  Total deferred tax liability................................      (1,150,000)     (1,100,000)
                                                                --------------  --------------

Net deferred tax asset before valuation allowance.............       7,142,000       8,972,000
Valuation allowance...........................................      (7,142,000)     (8,972,000)
                                                                --------------  --------------
Net deferred tax asset........................................  $     --        $     --
                                                                --------------  --------------
                                                                --------------  --------------

    The deferred tax asset valuation allowance increased $1,830,000 during 1995, since these benefits may not be realized.

    At June 30, 1995, the Company had approximately $22,800,000 of net operating loss carryforwards for tax reporting purposes, which expire in 1999 through 2010 and income tax credit carryforwards of approximately $253,000 which expire in 1996 through 2007.

NOTE H -- STOCK OPTIONS

  STOCK OPTION PLANS

    In November 1987, the shareholders adopted the 1987 Stock Plan (the "1987 Plan") to provide for options to be granted to certain eligible salaried employees and non-employee members of the Board of Directors. A total of 300,000 shares of common stock are reserved for issuance under the Plan. All outstanding options under two prior plans were exchanged for options under the 1987 Plan. All future options granted under the 1987 Plan will be granted at an exercise price equal to the fair market value of the common stock at the date of grant. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE H -- STOCK OPTIONS (CONTINUED)
    Option transactions under the 1987 Plan during the three years ended June 30, 1995 are summarized as follows:

                                                                           NUMBER OF
1987 PLAN                                                                   SHARES     OPTION PRICE RANGE
- ------------------------------------------------------------------------  -----------  ------------------
Outstanding at July 1, 1992.............................................      90,650    $ 3.13 - 4.50
  Exercised.............................................................     (12,850)     3.13 - 4.50
                                                                          -----------
Outstanding at June 30, 1993............................................      77,800      3.13 - 4.50
  Exercised.............................................................     (11,475)     3.13 - 4.50
  Cancelled.............................................................      (4,100)         4.50
                                                                          -----------
Outstanding at June 30, 1994............................................      62,225      3.13 - 4.50
  Exercised.............................................................      (7,223)     3.13 - 4.50
  Cancelled.............................................................        (500)         4.50
                                                                          -----------
Outstanding at June 30, 1995............................................      54,502   $  3.13 - 3.81
                                                                          -----------
                                                                          -----------

    Under the 1987 Plan, options to purchase an aggregate of 54,502 shares were exercisable at June 30, 1995.

    In November 1990, the shareholders adopted the 1990 Stock Plan (the "1990 Plan") to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the Plan. In November 1993, the 1990 Plan was amended to provide a total of 1,000,000 shares of common stock reserved for issuance under the 1990 Plan. Options will be granted under the 1990 Plan at exercise prices which are determined by a committee as appointed by the Board of Directors. Options granted to date under the 1990 Plan have been at fair market value. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

    Option transactions under the 1990 Plan during the three years ended June 30, 1995 are summarized as follows:

                                                                           NUMBER OF
1990 PLAN                                                                   SHARES     OPTION PRICE RANGE
- ------------------------------------------------------------------------  -----------  ------------------
Outstanding at July 1, 1992.............................................     285,000    $ 2.63 - 19.00
  Granted...............................................................     151,000      3.75 - 17.25
  Exercised.............................................................      (4,200)         9.88
  Cancelled.............................................................     (10,750)     9.50 -  9.88
                                                                          -----------
Outstanding at June 30, 1993............................................     421,050      2.63 - 19.00
  Granted...............................................................     145,000      4.25 - 10.88
  Exercised.............................................................     (18,208)     2.63 -  7.38
  Cancelled.............................................................     (47,550)     5.00 - 11.25
                                                                          -----------
Outstanding at June 30, 1994............................................     500,292      2.63 - 19.00
  Granted...............................................................     164,500      3.63 -  8.25
  Exercised.............................................................      (1,250)         5.75
  Cancelled.............................................................     (88,625)     3.88 - 16.88
                                                                          -----------
Outstanding at June 30, 1995............................................     574,917    $ 2.63 - 19.00
                                                                          -----------
                                                                          -----------

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE H -- STOCK OPTIONS (CONTINUED)
    Under the 1990 Plan, options to purchase an aggregate of 283,316 shares were exercisable at June 30, 1995.

  EMPLOYEE STOCK PURCHASE SAVINGS PLAN

    The 1990 Employee Stock Purchase Savings Plan ("ESPSP") provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the anniversary date of such plan's commencement or the termination date of the plan, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan year to purchase the stock. During the three years ended June 30, 1995 a total of 29,881 shares had been issued, including 2,116 shares for approximately $12,000 in 1993, 17,156 shares for approximately $103,000 in 1994 and 10,609 shares for approximately $54,000 during 1995. At June 30, 1995, the Company had approximately 93,000 shares reserved for future issuance under the ESPSP.

NOTE I -- SETTLEMENT OF COMMON STOCK VALUATION
    In October 1992, the Company issued a total of 330,000 shares of its common stock to satisfy certain notes payable. Pursuant to the agreement with the note holder, the valuation of the 330,000 shares of common stock in excess of the outstanding principal balances was to be returned to Lifecore provided such value was realized from sales of the common stock. In October 1993, the remaining shares were sold and $521,000 of cash was returned to Lifecore.

NOTE J -- COMMITMENTS AND CONTINGENCIES

  ROYALTY AGREEMENTS

    The Company has entered into an agreement which provides for royalty payments based on a percentage of net sales of certain products of its Oral Restorative Division. Total royalty expense under these agreements for the three years ended June 30, 1995 has not been material.

  SEVERANCE AGREEMENTS

    The Company has employment agreements with certain officers that provide severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum contingent liability under these agreements at June 30, 1995 is approximately $918,000.

NOTE K -- EMPLOYEE BENEFIT PLAN
    Effective October 1, 1988, the Company established a 401(k) profit sharing plan for eligible employees not covered by collective bargaining agreements. Contributions by the Company are determined by the Board of Directors. There have been no Company contributions since the inception of the plan.

NOTE L -- SEGMENT INFORMATION
    The Company's two business segments are the manufacturing, marketing and selling of products containing hyaluronate (the "Hyaluronate Division") and oral restorative products (the "Oral Restorative Division").

    Currently, products containing hyaluronate are sold primarily to OEM customers pursuant to supply agreements between the Company and its customers. Currently, Alcon is a major customer of the Company. Sales to Alcon were 68%, 57% and 32% of total sales in 1993, 1994 and 1995. Accounts receivable from Alcon represented 44% of receivables at June 30, 1994 (see Note E).

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE L -- SEGMENT INFORMATION (CONTINUED)
    The Company's Oral Restorative Division markets products throughout the United States directly to clinicians through a direct sales force and primarily through distributorship arrangements in foreign locations.

    Sales to customers located principally in Europe accounted for 10%, 16% and 20% of total Company sales during the years ended June 30, 1993, 1994 and 1995. As of, and for, the period from inception to June 30, 1995, the operations of the Company's Italian subsidiary, Lifecore Biomedical SpA, have not been material to the consolidated financial statements.

    Segment information for the Company is as follows:

                                                                      YEARS ENDED JUNE 30,
                                                         ----------------------------------------------
                                                              1993            1994            1995
                                                         --------------  --------------  --------------
Net sales
  Hyaluronate products.................................  $    5,584,000  $    6,903,000  $    5,223,000
  Oral restorative products............................       1,901,000       3,527,000       4,795,000
                                                         --------------  --------------  --------------
                                                         $    7,485,000  $   10,430,000  $   10,018,000
                                                         --------------  --------------  --------------
                                                         --------------  --------------  --------------
Profit (loss) from operations
  Hyaluronate products.................................  $     (699,000) $      960,000  $   (3,309,000)
  Oral restorative products............................      (3,582,000)     (2,351,000)     (1,374,000)
                                                         --------------  --------------  --------------
                                                         $   (4,281,000) $   (1,391,000) $   (4,683,000)
                                                         --------------  --------------  --------------
                                                         --------------  --------------  --------------
Capital expenditures
  Hyaluronate products.................................  $      261,000  $      360,000  $      395,000
  Oral restorative products............................        --                35,000          54,000
                                                         --------------  --------------  --------------
                                                         $      261,000  $      395,000  $      449,000
                                                         --------------  --------------  --------------
                                                         --------------  --------------  --------------
Depreciation and amortization expense
  Hyaluronate products.................................  $      676,000  $      588,000  $      554,000
  Oral restorative products............................         198,000         355,000         385,000
                                                         --------------  --------------  --------------
                                                         $      874,000  $      943,000  $      939,000
                                                         --------------  --------------  --------------
                                                         --------------  --------------  --------------

                                                                                 AS OF JUNE 30,
                                                                         ------------------------------
                                                                              1994            1995
                                                                         --------------  --------------
Identifiable assets
  Hyaluronate products.................................................  $   16,542,000  $   16,404,000
  Oral restorative products............................................       7,521,000       9,118,000
                                                                         --------------  --------------
                                                                         $   24,063,000  $   25,522,000
                                                                         --------------  --------------
                                                                         --------------  --------------

NOTE M -- AGREEMENTS
    On August 8, 1994, Lifecore and Ethicon entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). At the same time, Lifecore, Ethicon and Johnson & Johnson Development Corporation ("JJDC"), a subsidiary of Johnson & Johnson, entered into a Stock Purchase Agreement.

    Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronate material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE M -- AGREEMENTS (CONTINUED)
surgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on a second generation hyaluronate based product. Lifecore has granted Ethicon exclusive world-wide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

    Under the terms of the Stock Purchase Agreement, JJDC purchased 757,396 unregistered shares of Lifecore common stock for total consideration of $4 million consisting of $2.6 million cash and $1.4 million conversion of a customer deposit from Ethicon held by Lifecore. Lifecore granted JJDC certain registration rights which provide JJDC the option of having up to one half of the shares registered on, or after, June 30, 1995 and the remaining shares registered on, or after, June 30, 1996.

NOTE N -- LEGAL PROCEEDINGS
    The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

NOTE O -- SUBSEQUENT EVENT
    On August 30, 1995, the Company filed a registration statement with the Securities and Exchange Commission to register 2,200,000 shares of Common Stock, excluding up to 330,000 shares pursuant to the underwriters' over-allotment option. These shares are expected to be offered to the public in an offering which is planned for completion in the fourth quarter of calendar 1995. If completed, management believes that the proceeds from this public offering will enable the Company to meet its financial obligations and continue as a going concern during fiscal 1996.

NOTE P -- RECLASSIFICATIONS
    Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to the 1995 presentation.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                           COLUMN C
                                                   ------------------------
                                       COLUMN B
                                      -----------         ADDITIONS                       COLUMN E
                                        BALANCE    ------------------------              -----------
COLUMN A                                  AT       CHARGED TO   CHARGED TO    COLUMN D     BALANCE
- ------------------------------------   BEGINNING    COSTS AND      OTHER     ----------    AT END
DESCRIPTION                            OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
- ------------------------------------  -----------  -----------  -----------  ----------  -----------
Year ended June 30, 1995
  Accounts receivable allowance.....  $    78,000  $   152,000  $   --       $  (11,000 (A) $   219,000
  Inventory reserve.................      332,000      --           --          (25,000 (B)     307,000

Year ended June 30, 1994
Accounts receivable allowance.......       55,000       31,000      --           (8,000 (A)      78,000
  Inventory reserve.................       72,000      260,000      --           --          332,000

Year ended June 30, 1993
  Accounts receivable allowance.....       44,000       17,000      --           (6,000 (A)      55,000
  Inventory reserve.................       72,000      --           --           --           72,000

- ------------------------

(A) Deductions represent accounts receivable balances written-off during the year.

(B)  Deductions  represent  utilization   of  the   reserve  through   inventory
     written-off during the year.