Form 10-K405/A
period 1995-06-30
LIFECORE BIOMEDICAL INC
filed 1995-10-19
CIK 28626

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A

                                ---------------


/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
           1934
           FOR THE FISCAL YEAR ENDED JUNE 30, 1995
           COMMISSION FILE NUMBER: 0-4136


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

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    Other hyaluronate applications currently being investigated include general surgery (prevention of post-surgical adhesions), cardiovascular (coating of catheters), drug delivery (as a vehicle to carry antibiotics and wound healing agents), orthopedic (treatment of traumatic arthritis), urology (treatment of interstitial cystitis) and veterinary (storage of fertilized embryos; orthopedics). The Company believes that the use of hyaluronate for post-surgical adhesion prevention currently represents the most significant potential application for hyaluronate.


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


        APPLICATION                 STRATEGIC ALLIANCE              MARKET                STATUS*
GENERAL SURGERY
----------------------------

Lubricoat-Registered Trademark- Lifecore's proprietary product Adhesion           Human clinical trials
0.5% Ferric Hyaluronate Gel   under development; Ethicon has  prevention          commenced in May 1995
                              exclusive marketing rights
OPHTHALMIC
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

Caprogel-TM- Topical          Lifecore to supply syringes of  Ocular bleeding     Orphan Medical's human
Aminocaproic Acid             aminocaproic acid to Orphan     (hyphema)           clinical trials
                              Medical, Inc., which owns                           commenced in 1994
                              rights to, and will market,
                              product
OTHER APPLICATIONS
----------------------------

MAP-5-TM- Embryo              Lifecore supplies hyaluronate   Veterinary          Commercial sales since
Cryopreservation Solution     solution in vials to            cryopreservation    1994
                              Vetrepharm, Inc., which owns
                              rights to, and markets,
                              product

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

    The Company currently manufactures Vetrepharm, Inc.'s MAP-5-TM- Embryo Cryopreservation Solution, an aseptically packaged hyaluronate solution, for the cryopreservation of fertilized animal embryos. MAP-5 Solution is used to preserve the embryos for transportation to local veterinarians. Sales to Vetrepharm, Inc. have been made since 1994 pursuant to annual purchase orders which specify the quantity and unit price.


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


    Lifecore has enhanced and expanded both of these lines, creating new products with a combination of innovative features from both systems. This gives the Company one of the broadest lines in the oral restorative industry, offering practitioners maximum flexibility in choice of treatment modalities with over 900 products.


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


    The Company believes that its primary advantage is in an expanding product line of over 900 products centered around the Restore and Sustain Systems that address the breadth of current and developing dental implant treatment modalities. In addition, to ensure quality, the Company distinguishes itself from its competitors by inspecting all critical tolerances on every implant. Also, the FDA has in recent years increased its scrutiny of dental implant products. The Company believes its internal regulatory capabilities enhance its ability to deal with the regulatory process, which may give the Company a competitive advantage. No assurance can be given, however, that the Company can effectively compete with manufacturers of dental implant systems having larger, established distribution networks.

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


    The Company is aware that one or more of its competitors have obtained, or are attempting to obtain, patents covering fermentation and other processes for producing hyaluronate. Other patents have been, or may be, issued in the future in product areas of interest to the Company. Although the Company is not aware of any claims that its current or anticipated products infringe on patents held by others, no assurance can be given that there will not be an infringement claim against the Company in the future. The costs of any Company involvement in legal proceedings could be substantial, both in terms of legal costs and the time spent by management of the Company in connection with such proceedings. It is also possible that the Company, to manufacture and market some of its products, may be required to obtain additional licenses, which may require the payment of initial fees, minimum annual royalty fees and ongoing royalties on net sales. There can be no assurance that the Company would be able to license technology developed by others, on favorable terms or at all, that may be necessary for the manufacture and marketing of its products.


GOVERNMENT REGULATION


    Government regulation in the United States and other countries is a significant factor in the marketing of the Company's products and in the Company's ongoing research and development activities. The Company's products are subject to extensive and rigorous regulation by the FDA, which regulates the products as medical devices and which, in some cases, requires a PMA, and by foreign countries, which regulate the products as medical devices or drugs. Under the Federal Food, Drug, and Cosmetic Act ("FDC Act"), the FDA regulates clinical testing, manufacturing, labeling, distribution, sale, and promotion of medical devices in the United States.


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


    If a manufacturer or distributor of medical devices can establish to the FDA's satisfaction that a new device is substantially equivalent to what is called a "predicate device," i.e., a legally marketed Class I or Class II medical device or a legally marketed Class III device for which the FDA has not required a PMA, the manufacturer or distributor may market the new device. In the 510(k) Notification, a manufacturer or distributor makes a claim of substantial equivalence, which the FDA may require to be supported by various types of information, including data from clinical studies, showing that the new device is as safe and effective for its intended use as the predicate device.



    Following submission of the 510(k) Notification, the manufacturer or distributor may not place the new device into commercial distribution until an order is issued by the FDA finding the new device to be substantially equivalent. The FDA has no specific time limit by which it must respond to a 510(k) Notification. The 510(k) Notification process can take up to eighteen months or more. The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to a predicate device, and allow the new device to be marketed in the United States. The FDA may, however, determine that the new device is not substantially equivalent and require the manufacturer or distributor to submit a PMA or require further information, such as additional test data, including data from clinical studies before it is able to make a determination regarding substantial equivalence. Although the PMA process is significantly more complex, time-consuming, and expensive than the 510(k) Notification process, the latter process can also be expensive and substantially delay the market introduction of a product.


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

    The Sustain System and the Restore System, along with other dental implants, are categorized as old Class III devices and are eligible for marketing through 510(k) Notifications. The FDA, however, has proposed to require PMAs for dental implants, and by law must confirm such implants as Class III devices and require PMAs for them or reclassify them into Class II or Class I. The FDA is expected to make this decision by December 1, 1995. The Company began clinical trials of its Sustain System under an IDE in 1990 in anticipation of the possibility that the FDA would require submission of PMAs for dental implants. The Company's bone graft products are Class II devices.


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


    There can be no assurance that any of the Company's clinical studies will show safety or effectiveness; that 510(k) Notifications or PMA applications will be submitted or, if submitted, accepted for filing; that any of the Company's products that require clearance of a 510(k) Notification or approval of a PMA application will obtain such clearance or approval on a timely basis, on terms acceptable to the Company for the purpose of actually marketing the products, or at all; or that following any such clearance or approval previously unknown problems will not result in restrictions on the marketing of the products or withdrawal of clearance or approval.


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

FISCAL YEAR                                                                        LOW       HIGH
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


    Due to the Company's fixed obligations and anticipated operating cash flow deficits through fiscal 1997, the Company expects its cash requirements to significantly exceed the cash generated from anticipated operations. On October 18, 1995, the Company received net proceeds of approximately $19,900,000 from the sale of 2,200,000 shares of its Common Stock through a public offering. An additional 330,000 shares of common stock are registered and available for public sale related to the underwriters' over-allotment option. The future sale of these shares is not assured. The net proceeds and shares sold include $2,000,000 received from Johnson & Johnson Development Corporation (see Notes F and M to the Company's Consolidated Financial Statements) for the purchase of 205,128 shares at the same price per share as to the public. Due to the uncertainties involved in development, regulatory approval and market acceptance of its new products and adequate growth in its existing products, no assurance can be given that these resources will be sufficient to allow the Company to attain and maintain positive cash flow. If the Company exhausts the net proceeds of the offering prior to achieving and maintaining positive cash flow, additional financing will be necessary. If additional financing is needed, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders. See Note B to the Company's Consolidated Financial Statements.


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

NAME                                           AGE     POSITION WITH COMPANY
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


    RICHARD W. PERKINS. Mr. Perkins is President, Chief Executive Officer and a director of Perkins Capital Management, Inc., Wayzata, Minnesota, where he has held those positions since January 1985. Mr. Perkins is a director of the following public companies: Bio-Vascular, Inc., Celox Corporation, Children's Broadcasting Corporation, CNS, Inc., Discus Acquisition Corporation, Eagle Pacific Industries, Inc., Garment Graphics, Inc., Nortech Systems, Inc., and Quantech Ltd. He has been a director of Lifecore since 1983.


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

                           SUMMARY COMPENSATION TABLE

                                                                                                              LONG-TERM
                                                                                    ANNUAL COMPENSATION     COMPENSATION
                                                                                                            -------------
                              NAME AND                                  FISCAL    ------------------------      STOCK
                         PRINCIPAL POSITION                              YEAR       SALARY        BONUS      OPTIONS(1)
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
                                                                                                         ANNUAL RATES OF
                                                          % OF TOTAL                                       STOCK PRICE
                                                            OPTIONS     EXERCISE OR                      APPRECIATION FOR
                                                          GRANTED TO    BASE PRICE                        OPTION TERM(4)
                                             OPTIONS     EMPLOYEES IN       PER         EXPIRATION     --------------------
NAME                                         GRANTED       LAST YEAR     SHARE(2)        DATE(3)          5%         10%
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

        OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

    The following table sets forth information with respect to the Chief Executive Officer, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year:

                                                                                                            VALUE OF
                                                                                                           UNEXERCISED
                                                                                                           IN-THE-MONEY
                                                                                                              OPTIONS
                                                                                 NUMBER OF UNEXERCISED         AT
                                                  SHARES                          OPTIONS AT YEAR-END      YEAR-END(2)
                                                ACQUIRED ON        VALUE       --------------------------  -----------
NAME                                             EXERCISE       REALIZED(1)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE
---------------------------------------------  -------------  ---------------  -----------  -------------  -----------
James W. Bracke..............................       --              --             67,250        30,417     $  37,085


NAME                                           UNEXERCISABLE
---------------------------------------------  -------------
James W. Bracke..............................   $    55,000

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

                                  NAME AND ADDRESS OF                                      NUMBER OF
                                   BENEFICIAL OWNER                                         SHARES       PERCENT(1)
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

2.         Consolidated Financial Statement Schedules

                                                                                     FORM 10-K
DESCRIPTION                                                                        PAGE REFERENCE
--------------------------------------------------------------------------------  ----------------
           Schedule II -- Valuation and Qualifying Accounts.....................  S-1

(b)        Reports on Form 8-K
           None.

(c)        Exhibits and Exhibit Index


 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
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

     3.2   Amended Bylaws, filed herewith

     4.1   Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration
           Statement [File No. 33-12970])

    10.1   Loan Agreement dated as of September 1, 1990 between the City of Chaska and the Company (incorporated by reference from Exhibit 4.2 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on
           Form 8 dated October 12, 1990) as amended on June 10, 1991 and July 24, 1991 (incorporated by reference from Exhibit 10.2 to the Registrant's Amendment No. 1 to Form 1991 S-2 Registration Statement [File No.
           33-41291]) as amended on August 3, 1992 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1992) as amended on July 28, 1994 (incorporated by reference to Exhibit 10.1 to Form
           10-K for the year ended June 30, 1994), as amended on July 27, 1995*

 EXHIBIT
 NUMBER                                                  DESCRIPTION
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

    10.6   Employment Agreement dated June 10, 1991 with James W. Bracke (incorporated by reference to Exhibit
           10.11 to 1991 S-2 Registration Statement [File No. 33-41291]), as amended by letter agreement dated on
           August 14, 1995*

    10.7   Form of Indemnification Agreement entered into between the Company and directors and officers*

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

 EXHIBIT
 NUMBER                                                  DESCRIPTION
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

    10.20  Supply Agreement dated December 7, 1994 between Lifecore Biomedical, Inc. and IOLAB Corporation
           (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission)*

    23.1   Consent of Grant Thornton LLP

    27     Financial Data Schedule*


------------------------

*Filed previously with Form 10-K

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 18, 1995


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

                 (This page has been left blank intentionally.)

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


    Our previously issued report, dated July 31, 1995, included an explanatory paragraph that disclosed that there was substantial doubt about the Company's ability to continue as a going concern due to insufficient cash on hand at June 30, 1995 to fund projected losses from operations and fixed debt and lease obligations through June 30, 1996. As discussed in Note B, on October 18, 1995, the Company completed a public offering of its common stock. Accordingly, our explanatory paragraph describing the uncertainty about the Company's ability to continue as a going concern is no longer required.



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



                                          GRANT THORNTON LLP



Minneapolis, Minnesota
July 31, 1995 (except for Note B, as to
  which the date is October 18, 1995)

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,
                                     ASSETS


                                                                                        1994            1995
                                                                                   --------------  --------------
CURRENT ASSETS
  Cash and cash equivalents (note A2)............................................  $    2,275,000  $    2,726,000
  Accounts receivable, less allowances (notes A3 and A9).........................       1,382,000       1,598,000
  Inventories (note A4)..........................................................       3,383,000       4,753,000
  Prepaid expenses...............................................................         262,000         404,000
                                                                                   --------------  --------------
    Total current assets.........................................................       7,302,000       9,481,000
PROPERTY, PLANT AND EQUIPMENT -- AT COST
 (notes A5 and D)
  Land...........................................................................         249,000         249,000
  Building.......................................................................       6,711,000       6,711,000
  Equipment......................................................................       3,969,000       4,418,000
  Land and building improvements.................................................       1,406,000       1,406,000
                                                                                   --------------  --------------
                                                                                       12,335,000      12,784,000
  Less accumulated depreciation..................................................      (4,088,000)     (4,642,000)
                                                                                   --------------  --------------
                                                                                        8,247,000       8,142,000
OTHER ASSETS
  Intangibles (notes A6 and C)...................................................       4,997,000       4,634,000
  Security deposits (note D).....................................................         925,000       1,022,000
  Inventories (note A4)..........................................................       1,913,000       1,405,000
  Other (note A7)................................................................         679,000         838,000
                                                                                   --------------  --------------
                                                                                        8,514,000       7,899,000
                                                                                   --------------  --------------
                                                                                   $   24,063,000  $   25,522,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term obligations (note D)...........................  $      969,000  $    1,139,000
  Accounts payable...............................................................         575,000         746,000
  Accrued compensation...........................................................         314,000         417,000
  Accrued expenses...............................................................         406,000         404,000
  Customers' deposits (notes E and M)............................................       1,420,000       2,788,000
                                                                                   --------------  --------------
    Total current liabilities....................................................       3,684,000       5,494,000
LONG-TERM OBLIGATIONS (note D)...................................................       9,051,000       7,888,000
CUSTOMERS' DEPOSITS (notes E and M)..............................................        --             1,952,000
COMMITMENTS AND CONTINGENCIES (notes E, F, J and M)..............................        --              --
SHAREHOLDERS' EQUITY (notes B, C, H, I and M)
  Preferred stock -- authorized, 25,000,000 shares of $1.00 stated value; none
   issued........................................................................        --              --
  Common stock -- authorized, 25,000,000 shares of $.01 stated value; issued and outstanding, 7,195,689 and 7,972,167 shares at June 30, 1994 and 1995,
   respectively..................................................................          72,000          80,000
  Additional paid-in capital.....................................................      33,149,000      37,216,000
  Accumulated deficit............................................................     (21,893,000)    (27,108,000)
                                                                                   --------------  --------------
                                                                                       11,328,000      10,188,000
                                                                                   --------------  --------------
                                                                                   $   24,063,000  $   25,522,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------


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


NOTE B -- OFFERING OF COMMON STOCK


    On October 18, 1995, the Company received net proceeds of approximately $19,900,000 from the sale of 2,200,000 shares of its common stock through a public offering. An additional 330,000 shares of common stock are registered and available for public sale related to the underwriters' over-allotment option. The future sale of these shares is not assured. The net proceeds and shares sold include $2,000,000 received from Johnson & Johnson Development Corporation ("JJDC") (see Notes F and M) for the purchase of 205,128 shares at the same price per share as to the public. Management believes the proceeds from this offering, together with its existing capital resources, will enable the Company to meet its financial obligations and continue as a going concern during 1996.


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

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE H -- STOCK OPTIONS (CONTINUED)
    Option transactions under the 1987 Plan during the three years ended June 30, 1995 are summarized as follows:

                                                                           NUMBER OF
1987 PLAN                                                                   SHARES     OPTION PRICE RANGE
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

    Option transactions under the 1990 Plan during the three years ended June 30, 1995 are summarized as follows:

                                                                           NUMBER OF
1990 PLAN                                                                   SHARES     OPTION PRICE RANGE
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

NOTE M -- AGREEMENTS

    On August 8, 1994, Lifecore and Ethicon entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). At the same time, Lifecore, Ethicon and JJDC, a subsidiary of Johnson & Johnson, entered into a Stock Purchase Agreement.



    Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronate material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of post-surgical adhesions. These documents include product specifications, methods and techniques,

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE M -- AGREEMENTS (CONTINUED)
technology, know-how and certain patent applications. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on a second generation hyaluronate based product. Lifecore has granted Ethicon exclusive world-wide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

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



NOTE O -- RECLASSIFICATIONS

    Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to the 1995 presentation.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                                 COLUMN C
                                                                          -----------------------
                                                              COLUMN B
                                                              ---------          ADDITIONS                           COLUMN E
                                                               BALANCE    -----------------------                    ---------
COLUMN A                                                         AT       CHARGED TO   CHARGED TO    COLUMN D         BALANCE
------------------------------------------------------------  BEGINNING   COSTS AND      OTHER      ----------        AT END
DESCRIPTION                                                   OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS       OF PERIOD
------------------------------------------------------------  ---------   ----------   ----------   ----------       ---------
Year ended June 30, 1995
  Accounts receivable allowance.............................  $  78,000    $ 152,000    $  --        $ (11,000)(A)   $ 219,000
  Inventory reserve.........................................    332,000       --           --          (25,000)(B)     307,000

Year ended June 30, 1994
Accounts receivable allowance...............................     55,000       31,000       --           (8,000)(A)      78,000
  Inventory reserve.........................................     72,000      260,000       --           --             332,000

Year ended June 30, 1993
  Accounts receivable allowance.............................     44,000       17,000       --           (6,000)(A)      55,000
  Inventory reserve.........................................     72,000       --           --           --              72,000

------------------------

(A) Deductions represent accounts receivable balances written-off during the year.

(B)  Deductions  represent  utilization   of  the   reserve  through   inventory
     written-off during the year.