Form 10-Q
period 1995-09-30
LIFECORE BIOMEDICAL INC
filed 1995-11-02
CIK 28626

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1995
                               ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the transition period from ____________ to _____________

Commission File Number O-4136
                       ------

                              Lifecore Biomedical, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Minnesota                                      41-0948334
-------------------------------                   ---------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                          Identification No.)

       3515 Lyman Boulevard
         Chaska, Minnesota                                    55318
-------------------------------              --------------------------------
(Address of principal executive                              (Zip Code)
 offices)

Registrant's telephone number, including area code:  612-368-4300
                                                     ------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of October 20, 1995 was 10,241,169 shares.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                      Page
PART I.   Financial Information

 Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets for
          September 30, 1995 and June 30, 1995                          3

          Consolidated Condensed Statements of Operations for Three
          Months Ended September 30, 1995 and 1994                      4

          Consolidated Condensed Statements of Cash Flows for
          Three Months Ended September 30, 1995 and 1994                5

          Notes to Consolidated Condensed Financial Statements         6-7

 Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition                           8-9

PART II.  Other Information

 Item 6.  a. Exhibit Index                                              10
          b. Reports on Form 8-K                                        10

SIGNATURES                                                              11

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,     June 30,
                                                       1995           1995
                                                  -------------    ----------
ASSETS
------
Current assets
     Cash and cash equivalents                      $   702,000    $ 2,726,000
     Accounts receivable                              1,671,000      1,598,000
     Inventories                                      5,048,000      4,753,000
     Prepaid expenses                                   529,000        404,000
                                                     ----------     ----------
                                                      7,950,000      9,481,000
Property, plant and equipment
     Land, building and equipment                    13,104,000     12,784,000
     Less accumulated depreciation                   (4,796,000)    (4,642,000)
                                                     ----------     ----------
                                                      8,308,000      8,142,000
Other assets
     Intangibles                                      4,542,000      4,634,000
     Security deposits                                1,032,000      1,022,000
     Inventory                                        1,697,000      1,405,000
     Other                                              791,000        838,000
                                                     ----------      ---------
                                                      8,062,000      7,899,000
                                                     ----------      ---------

                                                    $24,320,000     $25,522,000
                                                     ----------     ----------
                                                     ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
     Current maturities of long-term obligations    $ 1,158,000     $1,139,000
     Accounts payable                                 1,663,000        746,000
     Accrued compensation                               338,000        417,000
     Accrued expenses                                   362,000        404,000
     Customers' deposits                              1,994,000      2,788,000
                                                     ----------      ---------
                                                      5,515,000      5,494,000

Long-term obligations                                 7,774,000      7,888,000
Customers' deposits                                   1,930,000      1,952,000
Shareholders' equity                                  9,101,000     10,188,000
                                                     ----------      ---------
                                                    $24,320,000     $25,522,000
                                                     ----------      ---------
                                                     ----------      ---------

The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                            September 30,
                                                    --------------------------
                                                       1995            1994
                                                    ----------      ----------

Net sales                                         $  2,729,000     $ 1,842,000
Cost of goods sold                                   1,990,000       1,740,000
                                                    ----------       ---------
Gross profit                                           739,000         102,000

Operating expenses
     Research and development                          382,000         312,000
     Marketing and sales                               932,000         727,000
     General and administrative                        564,000         541,000
                                                    ----------       ---------
                                                     1,878,000       1,580,000
                                                    ----------       ---------
Loss from operations                                (1,139,000)     (1,478,000)

Other income (expense)
     Interest income                                    68,000          32,000
     Interest expense                                 (207,000)       (212,000)
                                                    ----------       ---------
                                                      (139,000)       (180,000)
                                                    ----------       ---------


Net loss                                          $ (1,278,000)    $(1,658,000)
                                                    ----------       ---------
                                                    ----------       ---------
Net loss per common share                         $      (.16)     $      (.22)
                                                    ----------       ---------
                                                    ----------       ---------

Weighted average number of common
    shares outstanding                               7,982,218       7,632,015
                                                    ----------       ---------
                                                    ----------       ---------

The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three months ended
                                                                        September 30,
                                                         ---------------------------------------
                                                                1995                     1994
                                                              --------                 --------
Net cash used in operating activities                     $ (1,830,000)             $  (681,000)

Cash flows from investing activities:
     Purchases of property, plant and equipment               (320,000)                (163,000)
     Purchases of intangibles                                   (5,000)                 (24,000)
     Other                                                      35,000                   (5,000)
                                                            ----------                ---------
Net cash (used in) provided from investing activities         (290,000)                (192,000)

Cash flows from financing activities:
     Payment of deposit to bond trustee                             --                  (64,000)
     Payments of long-term obligations                         (95,000)                (147,000)
     Proceeds from stock issuance                              191,000                2,600,000
                                                            ----------                ---------
Net cash (used in) provided from financing activities           96,000                2,389,000
                                                            ----------                ---------

Net increase (decrease) in cash and cash equivalents        (2,024,000)               1,516,000
Cash and cash equivalents at beginning of period             2,726,000                2,276,000
                                                            ----------                ---------

Cash and cash equivalents at end of period                $    702,000              $ 3,792,000
                                                            ----------                ---------
                                                            ----------                ---------

Supplemental disclosure of cash flow information:
     Cash paid during the period:
        Interest                                          $    207,000              $   178,000

The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

NOTE A - FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which consist only of accruals of a normal recurring nature) necessary for fair presentation of the interim results. These interim results are not necessarily indicative of the results for the full year or of the results for any future periods.

These financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, may not include all disclosures normally required by generally accepted accounting principles.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:

                                         September 30,       June 30,
                                            1995               1995
                                         -------------     -----------
                                         (Unaudited)
     Raw materials                        $ 1,623,000      $ 1,551,000
     Work in progress                         247,000           95,000
     Finished goods                         4,875,000        4,512,000
                                           ----------        ---------
                                          $ 6,745,000      $ 6,158,000
                                           ----------        ---------
                                           ----------        ---------

NOTE C - CUSTOMERS' DEPOSITS

In November 1994, Lifecore renewed its current supply contract with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. ("Alcon") through December 1998. The agreement contains minimum annual purchase requirements totalling $10,400,000 for calendar years 1995 through 1998. Lifecore received a $6,300,000 cash advance from Alcon against future contract purchases. Approximately $1,930,000 of the cash advance is classified as long-term as it is expected to be realized during the fiscal year ending June 30, 1997.

As security for the cash advance, Lifecore granted Alcon a right to accelerate delivery of certain finished hyaluronate inventory. The amount of inventory that is subject to acceleration is limited to the amount purchasable by the outstanding cash advance based upon the contract price.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1995


NOTE D - STOCKHOLDERS' EQUITY

On August 8, 1994, Lifecore and Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson, entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). At the same time, Lifecore, Ethicon and Johnson & Johnson Development Corporation ("JJDC"), a subsidiary of Johnson & Johnson entered into a Stock Purchase Agreement.

Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronate material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of surgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on a second generation hyaluronate based product. Lifecore has granted Ethicon exclusive world-wide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

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

NOTE E - OFFERING OF COMMON STOCK

On October 18, 1995, the Company received net proceeds of approximately $19,900,000 from the sale of 2,200,000 shares of its common stock through a public offering. An additional 330,000 shares of common stock are registered and available for public sale related to the underwriters' over-allotment option. The future sale of these shares is not assured. The net proceeds and shares sold include $2,000,000 received from JJDC for the purchase of 205,128 shares at the same price per share as to the public. JJDC currently owns approximately 9.5% of the Company's outstanding common stock.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994.

Net sales for the quarter ended September 30, 1995 increased $887,000 or 48% as compared to the same quarter of last fiscal year. Hyaluronate product sales for the current quarter increased 32% as compared to the same quarter of last fiscal year. The hyaluronate product sales increase was primarily attributable to sales to new customers and to a lesser extent, increased sales to existing customers. Oral restorative product sales for the current quarter increased 68% as compared to the same quarter of last fiscal year. The increase in oral restorative product sales reflected the expanding product lines and the effect of increased marketing and sales activities. The oral restorative product sales increase was representative of both domestic and international sales.

Cost of goods sold, as a percentage of net sales, decreased to 73% for the current quarter from 94% for the same quarter of last fiscal year. The decrease resulted from spreading fixed expenses over increased product sales and from a decrease in the continuing direct charges for idle capacity relating to hyaluronate products, resulting from a higher utilization of the Company's manufacturing facility for the current quarter as compared to the same quarter of last fiscal year.

Research and development expenses increased $70,000 or 22% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted principally from the costs associated with human clinical trials on Lubricoat Gel which began in late fiscal 1995 and continued throughout the current quarter.

Marketing and sales expenses increased $205,000 or 28% for the current quarter as compared to the same quarter of last fiscal year. The increase reflected compensation costs from additional sales personnel, increased advertising and sales literature costs, and expenses from the direct sales force at Lifecore Biomedical SpA, which has been in operation since April 1995.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES

The Company's amended Annual Report on Form 10-K/A for the year ended June 30, 1995 contains a detailed discussion of Lifecore's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1995 Form 10-K/A.

The Company incurred losses in each of the three years in the period ended June 30, 1995, reflecting the significant costs incurred in validating and operating the Company's facilities, research and development and marketing. Historically, the Company has financed its operations with debt and lease obligations and the sale of its common stock.

Due to the Company's fixed obligations and anticipated operating cash flow deficits through fiscal 1997, the Company expects its cash requirements to significantly exceed the cash generated from anticipated operations. On October 18, 1995, the Company received net proceeds of approximately $19,900,000 from the sale of 2,200,000 shares of its common stock through a public offering. The net proceeds and shares sold include $2,000,000 received from Johnson & Johnson Development Corporation for the purchase of 205,128 shares at the same price per share as to the public. Due to the uncertainties involved in development, regulatory approval and market acceptance of its new products and adequate growth in its existing products, no assurance can be given that these resources will be sufficient to allow the Company to attain and maintain positive cash flow. If the Company exhausts the net proceeds of the offering prior to achieving and maintaining positive cash flow, additional financing will be necessary. If additional financing is needed, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


     a.    Exhibits and Exhibit Index

           None Required

     b.    Reports on Form 8-K

           None

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LIFECORE BIOMEDICAL, INC.




Dated:  November 2, 1995        /s/ James W. Bracke
                                -------------------
                                  James W. Bracke
                                  President & Chief Executive Officer
                                  (Principal Financial Officer)