Form 10-Q
period 1995-12-31
LIFECORE BIOMEDICAL INC
filed 1996-01-29
CIK 28626

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

For the quarterly period ended DECEMBER 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ____________ to _____________

Commission File Number O-4136

                              Lifecore Biomedical, Inc.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Minnesota                                      41-0948334
-----------------------------------               ---------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)

       3515 Lyman Boulevard
         Chaska, Minnesota                                    55318
-------------------------------               ---------------------------------
(Address of principal executive                              (Zip Code)
 offices)

Registrant's telephone number, including area code:  612-368-4300
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

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of January 19, 1996 was 10,582,316 shares.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                    Page
PART I.   Financial Information

 Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets for
     December 31, 1995 and June 30, 1995                              3

     Consolidated Condensed Statements of Operations for Three
     Months and Six Months Ended December 31, 1995 and 1994           4

     Consolidated Condensed Statements of Cash Flows for
     Six Months Ended December 31, 1995 and 1994                      5

     Notes to Consolidated Condensed Financial Statements            6-7

 Item 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                              8-9

PART II.  Other Information

 Item 6.  a. Exhibit Index                                            10
          b. Reports on Form 8-K                                      10

SIGNATURES                                                            11

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                                     December 31,        June 30,
                                                        1995                1995
                                                  ----------------     --------------
ASSETS
Current assets
     Cash and cash equivalents                        $  3,075,000     $    2,726,000
     Short-term investments                             10,353,000                 --
     Accounts receivable                                 1,699,000          1,598,000
     Inventories                                         5,463,000          4,753,000
     Prepaid expenses                                      622,000            404,000
                                                  ----------------     --------------
                                                        21,212,000          9,481,000
Property, plant and equipment
     Land, building and equipment                       13,225,000         12,784,000
     Less accumulated depreciation                    (  4,953,000)      (  4,642,000)
                                                  ----------------     --------------
                                                         8,272,000          8,142,000
Other assets
     Long-term investments                               6,134,000                 --
     Intangibles                                         4,450,000          4,634,000
     Security deposits                                   1,042,000          1,022,000
     Inventory                                           1,839,000          1,405,000
     Other                                               1,094,000            838,000
                                                  ----------------     --------------
                                                        14,559,000          7,899,000
                                                  ----------------     --------------
                                                      $ 44,043,000     $   25,522,000
                                                  ----------------     --------------
                                                  ----------------     --------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term obligations      $    739,000     $    1,139,000
     Accounts payable                                    1,089,000            746,000
     Accrued compensation                                  467,000            417,000
     Accrued expenses                                      617,000            404,000
     Customers' deposits                                 2,418,000          2,788,000
                                                  ----------------     -------------
                                                         5,330,000          5,494,000

Long-term obligations                                    7,274,000          7,888,000
Customers' deposits                                        743,000          1,952,000
Shareholders' equity                                    30,696,000         10,188,000
                                                  ----------------     -------------
                                                      $ 44,043,000     $   25,522,000
                                                  ----------------     -------------
                                                  ----------------     -------------




The accompanying notes are an integral part of these statements.




                       LIFECORE BIOMEDICAL, INC. AND SUBSIDIARY

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                    THREE MONTHS ENDED DECEMBER 31,      SIX MONTHS ENDED DECEMBER 31,
                                          1995            1994                1995           1994
                                    --------------   -------------       ------------    -------------
Net sales                              $ 3,274,000    $ 2,189,000         $ 6,003,000    $ 4,031,000
Cost of goods sold                       2,115,000      1,560,000           4,105,000      3,300,000
                                    --------------   ------------         -----------    -----------
Gross profit                             1,159,000        629,000           1,898,000        731,000

Operating expenses
     Research and development              639,000        293,000           1,022,000        605,000
     Marketing and sales                 1,185,000        765,000           2,117,000      1,492,000
     General and administrative            773,000        565,000           1,335,000      1,106,000
                                    --------------   ------------         -----------    -----------
                                         2,597,000      1,623,000           4,474,000      3,203,000
                                    --------------   ------------         -----------    -----------

Loss from operations                    (1,438,000)      (994,000)         (2,576,000)    (2,472,000)

Other income (expense)
     Interest income                       246,000         68,000             314,000        100,000
     Interest expense                     (214,000)      (215,000)           (421,000)      (427,000)
                                    --------------   ------------         -----------    -----------
                                            32,000       (147,000)           (107,000)      (327,000)
                                    --------------   ------------         -----------    -----------

Net loss                            $   (1,406,000)  $ (1,141,000)        $(2,683,000)   $(2,799,000)
                                    --------------   ------------         -----------    -----------
                                    --------------   ------------         -----------    -----------
Net loss per common share           $         (.14)  $       (.14)        $      (.30)   $      (.36)
                                    --------------   ------------         -----------    -----------
                                    --------------   ------------         -----------    -----------

Weighted average
     shares outstanding                  9,965,553      7,953,206           8,973,886      7,792,611
                                    --------------   ------------         -----------    -----------
                                    --------------   ------------         -----------    -----------


The accompanying notes are an integral part of these statements.

                          LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                             1995             1994
                                                        ------------      -----------

Net cash provided from (used in) operating activities   $ (4,612,000)     $ 4,025,000

Cash flows from investing activities:
     Purchase of investments                             (16,487,000)              --
     Purchases of property, plant and equipment             (441,000)        (283,000)
     Purchases of intangibles                                (10,000)         (35,000)
     Other                                                  (278,000)          (5,000)
                                                        ------------      -----------
Net cash used in investing activities                    (17,216,000)        (323,000)

Cash flows from financing activities:
     Payment of deposit to bond trustee                      (35,000)         (64,000)
     Payments of long-term obligations                      (980,000)        (282,000)
     Proceeds from stock issuance                         23,192,000        2,610,000
                                                        ------------      -----------
Net cash provided from financing activities               22,177,000        2,264,000
                                                        ------------      -----------

Net increase in cash and cash equivalents                    349,000        5,966,000
Cash and cash equivalents at beginning of period           2,726,000        2,275,000
                                                        ------------      -----------

Cash and cash equivalents at end of period              $  3,075,000      $ 8,241,000
                                                        ------------      -----------
                                                        ------------      -----------

Supplemental disclosure of cash flow information:
     Cash paid during the period:
        Interest                                            $409,000         $418,000
        Income taxes                                           4,000            2,000




The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

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

NOTE B - INVESTMENTS

The Company has invested its excess cash from the public offering completed in the second quarter of fiscal 1995 in commercial paper, government agencies and medium term notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", held-to-maturity securities are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:


                                          December 31,     June 30,
                                            1995             1995
                                           -----------     -----------
                                          (Unaudited)
         Raw materials                     $ 1,833,000     $ 1,551,000
         Work in progress                      310,000          95,000
         Finished goods                      5,159,000       4,512,000
                                           -----------     -----------
                                           $ 7,302,000     $ 6,158,000
                                           -----------     -----------
                                           -----------     -----------


NOTE D - CUSTOMERS' DEPOSITS

In November 1994, Lifecore renewed its current supply contract with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. ("Alcon") through December 1998. The agreement contains minimum annual purchase requirements totalling $10,400,000 for calendar years 1995 through 1998. Lifecore received a $6,300,000 cash advance from Alcon against future contract purchases. Approximately $743,000 of the cash advance is classified as long-term as it is not expected to be realized during the next twelve months.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995

As security for the cash advance, Lifecore granted Alcon a right to accelerate delivery of certain finished hyaluronate inventory. The amount of inventory that is subject to acceleration is limited to the amount purchasable by the outstanding cash advance based upon the contract price.


NOTE E - STOCKHOLDERS' EQUITY

On October 18, 1995, the Company received net proceeds of approximately $19,852,000 from the sale of 2,200,000 shares of its common stock through a public offering. On November 16, 1995, the Company received net proceeds of approximately $3,010,000 when the underwriters purchased an additional 330,000 shares of common stock related to the over-allotment option.

In August 1994, Lifecore and Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson, entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). At the same time, Lifecore, Ethicon and Johnson & Johnson Development Corporation ("JJDC"), a subsidiary of Johnson & Johnson, entered into a Stock Purchase Agreement.

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

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994

Net sales for the three months and six months ended December 31, 1995 increased $1,085,000 and $1,972,000, respectively, an increase of 50% and 49%, respectively, compared with the same periods of last fiscal year. Hyaluronate product sales for the three-month and six-month periods ended December 31, 1995 increased 21% and 26%, respectively, compared with the same periods of last fiscal year. The hyaluronate product sales increases were primarily attributable to sales to a new customer and to a lesser extent, increased sales to existing customers. Oral restorative product sales for the three-month and six-month periods ended December 31, 1995 increased 77% and 73%, respectively, compared with the same periods of last fiscal year. The increase in oral restorative product sales reflected the expanding product lines and the effect of increased marketing and sales activities.

Cost of goods sold, as a percentage of net sales, decreased to 65% and 68%, respectively, for the three-month and six-month periods ended December 31, 1995 from 71% and 82%, respectively, for the same periods of last fiscal year. The decrease resulted from two main factors. First, fixed expenses were spread over increased product sales. Second, continuing direct charges for idle capacity relating to the Company's manufacturing facility for hyaluronate products were lower than in the same period last year. These improvements were partially offset by the negative impact of periodic costs incurred for the scale-up of aseptic ophthalmic syringe product.

Research and development expenses increased $346,000, or 118%, for the current quarter as compared to the same quarter of last fiscal year and $417,000, or 69%, for the six months ended December 31, 1995 as compared with the same period of last fiscal year. The increase resulted principally from the costs associated with human clinical trials on Lubricoat Gel which began in late fiscal 1995 and continued through the current periods.

Marketing and sales expenses increased $420,000, or 55%, for the current quarter as compared to the same quarter of last fiscal year and $625,000, or 42%, for the six months ended December 31, 1995 as compared with the same period of last fiscal year. The increase reflected compensation costs from additional sales personnel, increased advertising and sales literature costs, and expenses from the direct sales force at Lifecore Biomedical SpA, which has been in operation since April 1995.

General and administrative expenses increased $208,000, or 37%, for the current quarter as compared to the same quarter of last fiscal year and $229,000, or 21%, for the six months ended December 31, 1995 as compared with the same period of last fiscal year. This increase in the current periods resulted mainly from higher personnel costs as compared to the same periods of last fiscal year.

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

Due to the Company's fixed obligations and anticipated operating cash flow deficits through fiscal 1997, the Company expects its cash requirements to significantly exceed the cash generated from anticipated operations. On October 18, 1995, the Company received net proceeds of approximately $19,852,000 from the sale of 2,200,000 shares of its common stock through a public offering. The net proceeds and shares sold include $2,000,000 received from Johnson & Johnson Development Corporation for the purchase of 205,128 shares at the same price per share as to the public. On November 16, 1995, the company received net proceeds of approximately $3,010,000 when the underwriters purchased an additional 330,000 shares of common stock related to the over-allotment option. The Company has used, and will continue to use, the proceeds of the offering to finance capital expenditures relating to production scale-up; research and development, including clinical trials; repayment of indebtedness; and general working capital purposes. Due to the uncertainties involved in development, regulatory approval and market acceptance of its new products and adequate growth in its existing products, no assurance can be given that these resources will be sufficient to allow the Company to attain and maintain positive cash flow. If the Company exhausts the net proceeds of the offering prior to achieving and maintaining positive cash flow, additional financing will be necessary. If additional financing is needed, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

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


                                LIFECORE BIOMEDICAL, INC.




Dated:  January 29, 1996         /s/ JAMES W. BRACKE
                                ------------------------------------
                                James W. Bracke
                                President & Chief Executive Officer
                                (Principal Financial Officer)