Form 10-Q
period 1996-03-31
LIFECORE BIOMEDICAL INC
filed 1996-04-24
CIK 28626

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ---------------------

                                      FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1996
                              --------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from             to
                              ------------    -------------

Commission File Number O-4136
                      ------

                              LIFECORE BIOMEDICAL, INC.
                (Exact name of Registrant as specified in its charter)


             Minnesota                                      41-0948334
- -----------------------------------               ---------------------------
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                       Identification No.)

       3515 Lyman Boulevard
         Chaska, Minnesota                                    55318
- -----------------------------------               ---------------------------
      (Address of principal                                (Zip Code)
        executive offices)

Registrant's telephone number, including area code:  612-368-4300
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

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of April 19, 1996 was 12,112,041 shares.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                                        INDEX

                                                                        Page
PART I.  Financial Information

 Item 1. Financial Statements

    Consolidated Condensed Balance Sheets for
    March 31, 1996 and June 30, 1995                                       3

    Consolidated Condensed Statements of Operations for Three
    Months and Nine Months Ended March 31, 1996 and 1995                   4

    Consolidated Condensed Statements of Cash Flows for
    Nine Months Ended March 31, 1996 and 1995                              5

    Notes to Consolidated Condensed Financial Statements                 6-8

 Item 2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition                             9-10

PART II. Other Information

 Item 6. a. Exhibit Index                                                 11
         b. Reports on Form 8-K                                           11

SIGNATURES                                                                12

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)

                                              March 31,            June 30,
                                                1996                 1995
                                            -------------       -------------
ASSETS
Current assets
     Cash and cash equivalents              $   1,049,000       $   2,726,000
     Short-term investments                    11,889,000                  --
     Accounts receivable                        1,872,000           1,598,000
     Inventories                                6,376,000           4,753,000
     Prepaid expenses                             668,000             404,000
                                            -------------       -------------
                                               21,854,000           9,481,000
Property, plant and equipment
     Land, building and equipment              13,611,000          12,784,000
     Less accumulated depreciation             (5,110,000)         (4,642,000)
                                            -------------       -------------
                                                8,501,000           8,142,000
Other assets
     Long-term investments                      4,076,000                  --
     Intangibles                                4,359,000           4,634,000
     Security deposits                            856,000           1,022,000
     Inventory                                  1,777,000           1,405,000
     Other                                        880,000             838,000
                                            -------------       -------------
                                               11,948,000           7,899,000
                                            -------------       -------------
                                            $  42,303,000       $  25,522,000
                                            -------------       -------------
                                            -------------       -------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

     Current maturities of long-term
     obligations                             $    739,000       $   1,139,000
     Accounts payable                             891,000             746,000
     Accrued compensation                         404,000             417,000
     Accrued expenses                             487,000             404,000
     Customers' deposits                        2,418,000           2,788,000
                                            -------------       -------------
                                                4,939,000           5,494,000

Long-term obligations                           7,223,000           7,888,000
Customers' deposits                               139,000           1,952,000

Shareholders' equity                           30,002,000          10,188,000
                                            -------------       -------------
                                            $  42,303,000       $  25,522,000
                                            -------------       -------------
                                            -------------       -------------


The accompanying notes are an integral part of these statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                Three months ended March 31,            Nine months ended March 31,
                              --------------------------------        --------------------------------
                                  1996                1995                1996                1995
                              ------------        ------------        ------------        ------------

Net sales                     $  3,673,000        $  2,885,000        $  9,676,000        $  6,916,000
Cost of goods sold               2,240,000           2,203,000           6,345,000           5,503,000
                              ------------        ------------        ------------        ------------
Gross profit                     1,433,000             682,000           3,331,000           1,413,000

Operating expenses
 Research and development          658,000             391,000           1,679,000             996,000
 Marketing and sales             1,112,000             730,000           3,229,000           2,222,000
 General and administrative        670,000             577,000           2,007,000           1,683,000
                              ------------        ------------        ------------        ------------
                                 2,440,000           1,698,000           6,915,000           4,901,000
                              ------------        ------------        ------------        ------------

Loss from operations            (1,007,000)         (1,016,000)         (3,584,000)         (3,488,000)

Other income (expense)
 Interest income                   262,000             112,000             576,000             212,000
 Interest expense                 (201,000)           (233,000)           (622,000)           (660,000)
                              ------------        ------------        ------------        ------------
                                    61,000            (121,000)            (46,000)           (448,000)
                              ------------        ------------        ------------        ------------

Net loss                      $   (946,000)       $ (1,137,000)         (3,630,000)       $ (3,936,000)
                              ------------        ------------        ------------        ------------
                              ------------        ------------        ------------        ------------
Net loss per common share     $       (.09)       $       (.14)       $       (.38)       $       (.50)
                              ------------        ------------        ------------        ------------
                              ------------        ------------        ------------        ------------

Weighted average
 shares outstanding              9,991,045           7,962,294           9,507,989           7,849,266
                              ------------        ------------        ------------        ------------
                              ------------        ------------        ------------        ------------


The accompanying notes are an integral part of these statements.

                       LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                 Nine months ended
                                                                     March 31,
                                                         --------------------------------
                                                             1996                1995
                                                         ------------       -------------

Net cash provided from (used in) operating activities    $ (7,371,000)      $   2,214,000

Cash flows from investing activities:
    Purchases of property, plant and equipment               (828,000)           (408,000)
    Purchases of intangibles                                   (5,000)            (70,000)
    Purchases of investments                              (21,437,000)                 --
    Maturities of investments                               5,456,000                  --
    (Increase) decrease in security deposits                  166,000            (128,000)
    Other                                                     (38,000)            (23,000)
                                                         ------------       -------------
Net cash used in investing activities                     (16,686,000)           (629,000)

Cash flows from financing activities:
    Payment of deposit to bond trustee                        (52,000)            (64,000)
    Payments of long-term obligations                      (1,012,000)           (231,000)
    Proceeds from stock issuance                           23,444,000           2,667,000
                                                         ------------       -------------
Net cash provided from financing activities                22,380,000           2,372,000
                                                         ------------       -------------

Net increase (decrease) in cash and cash equivalents       (1,677,000)          3,957,000
Cash and cash equivalents at beginning of period            2,726,000           2,275,000
                                                         ------------       -------------

Cash and cash equivalents at end of period               $  1,049,000       $   6,232,000
                                                         ------------       -------------
                                                         ------------       -------------

Supplemental disclosure of cash flow information:
    Cash paid during the period:
       Interest                                          $    613,000       $     640,000
       Income taxes                                             6,000               8,000


           The accompanying notes are an integral part of these statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    MARCH 31, 1996

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

NOTE B - INVESTMENTS

The Company has invested its excess cash from the public offering completed in the second quarter of fiscal 1996 in commercial paper, government agencies, and medium term corporate notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", held-to-maturity securities are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments.

At March 31, 1996, amortized cost approximates fair value of held-to-maturity investments which consist of the following:

    Short-term investments:
       Commercial paper (maturing April 1996 through October 1996)             $  7,365,000
       U.S. Government Agencies (maturing November 1996)                          2,500,000
       Medium term corporate notes (maturing January 1997)                        2,024,000
                                                                               ------------
                                                                                 11,889,000

    Long-term investments:
       U.S. Government Agencies (maturing July 1997)                           $  1,252,000
       Medium term corporate notes (maturing August 1997
         through November 1997)                                                   2,824,000
                                                                               ------------
                                                                                  4,076,000
                                                                                 15,965,000
                                                                               ------------
                                                                               ------------

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:


                                                March 31,     June 30,
                                                  1996          1995
                                              -----------   -----------
    Raw materials                             $ 2,421,000   $ 1,551,000
    Work in progress                              164,000        95,000
    Finished goods                              5,568,000     4,512,000
                                              -----------   -----------
                                              $ 8,153,000   $ 6,158,000
                                              -----------   -----------
                                              -----------   -----------

NOTE D - CUSTOMERS' DEPOSITS

In November 1994, Lifecore renewed its current supply contract with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. ("Alcon") through December 1998. The agreement contains minimum annual purchase requirements totalling $10,400,000 for calendar years 1995 through 1998. Lifecore received a $6,300,000 cash advance from Alcon against future contract purchases. Approximately $139,000 of the remaining cash advance is classified as long-term as it is not expected to be realized during the next twelve months.


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

Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronate material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of surgical adhesions. These documents include product specifications, methods and techniques, technology and know-how. In addition, the Company was assigned a pending patent covering the composition and use of LUBRICOAT Gel, with applications filed in the United States, Australia, Brazil, Canada,

Europe, Greece, and Japan. Subsequently, the patent has been issued in Australia and Greece. In March 1996, the Company received a notice of allowance for its patent application in the United States. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on LUBRICOAT Gel, a second generation hyaluronate-based product. Lifecore has granted Ethicon exclusive world wide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

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

The Company has made and continues to make a significant investment in the development and testing of LUBRICOAT Gel, a product designed to reduce the incidence of postsurgical adhesions. The product is currently undergoing human clinical trials to develop the data necessary to apply to the United States Food and Drug Administration ("FDA") for approval to market the product for commercial application. However, even if the product is successfully developed and the Company receives approval from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations.

NOTE F - OFFERING OF COMMON STOCK

On April 11, 1996, the Company completed the sale of 1,500,000 shares of its common stock and received net proceeds of approximately $22,500,000 through a Regulation S offering to qualified investors outside the United States.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995

Net sales for the three months and nine months ended March 31, 1996 increased $788,000, or 27%, and $2,760,000, or 40%, respectively, compared with the same periods of last fiscal year. Hyaluronate product sales for the three month and nine month periods ended March 31, 1996 decreased 13% and increased 10%, respectively, compared with the same periods of last fiscal year. The hyaluronate product sales decrease during the three month period ended March 31, 1996 was primarily caused by Alcon Laboratories, Inc. purchases at contract minimums and new customer milestone payments included in the same period of last fiscal year. The hyaluronate product sales increase during the nine month period ended March 31, 1996 was primarily due to sales to a new customer. Oral restorative product sales for the three month and nine month periods ended March 31, 1996 each increased 73%, compared with the same periods of last fiscal year. The increase in oral restorative product sales reflected a broader product line and more effective marketing and sales activities.

Cost of goods sold, as a percentage of net sales, decreased to 61% and 66%, respectively, from the three month and nine month period ended March 31, 1996 from 76% and 80%, respectively, for the same periods of last fiscal year. The decreases resulted from two main factors. First, fixed expenses were spread over increased product sales. Second, continuing direct charges for idle capacity relating to the Company's manufacturing facility for hyaluronate products were lower than in the same period last year. For the nine month period ended March 31, 1996, these improvements were partially offset by the negative impact of costs incurred for the production scale-up of aseptic ophthalmic syringe products in the second quarter.

Research and development expenses increased $267,000, or 68%, for the current quarter as compared to the same quarter of last fiscal year and $683,000, or 69%, for the nine months ended March 31, 1996 as compared with the same period of last fiscal year. The increase resulted from the costs associated with on-going human clinical trials on LUBRICOAT Gel, which began in late fiscal 1995, and costs associated with other products that began or increased in development activity during the nine months ended March 31, 1996.

Marketing and sales expenses increased $382,000, or 52%, for the current quarter as compared to the same quarter of last fiscal year and $1,007,000, or 45%, for the nine months ended March 31, 1996 as compared with the same period of last fiscal year. The increase reflected compensation costs from additional sales personnel, increased advertising and sales literature costs, and expenses from the direct sales force at Lifecore Biomedical SpA, which has been in operation since April 1995.

General and administrative expenses increased $93,000, or 16%, for the current quarter as compared to the same quarter of last fiscal year and $324,000, or 19%, for the nine months ended March 31, 1996 as compared with the same period of last fiscal year. The increase in the current period resulted mainly from increased number of personnel.

Interest income increased $150,000, or 134%, for the current quarter as compared to the same quarter of last fiscal year and $364,000, or 172%, for the nine months ended March 31, 1996 as compared with the same period of last fiscal year. In the second quarter of fiscal 1996, the Company completed a public offering of its Common Stock, providing net proceeds of approximately $23 million, thus providing more cash available to invest compared to the same period of last fiscal year.

Interest expense decreased $32,000, or 14%, for the current quarter as compared to the same quarter of last fiscal year and $38,000, or 6%, for the nine months ended March 31, 1996 as compared with the same period of last fiscal year. The decrease in interest expense resulted from a lower note payable balance remaining from the July 1993 acquisition of Implant Support Systems, Inc. as a scheduled note payment of $850,000 was made during the second quarter of fiscal 1996.

Net loss for the three months and nine months ended March 31, 1996 decreased $191,000, or 17%, and $306,000, or 8%, respectively, compared with the same periods of last fiscal year.

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

On October 18, 1995, the Company received net proceeds of approximately $19,852,000 from the sale of 2,200,000 shares of its common stock through a public offering. The net proceeds and shares sold include $2,000,000 received from Johnson & Johnson Development Corporation for the purchase of 205,128 shares at the same price per share as to the public. On November 16, 1995, the company received net proceeds of approximately $3,010,000 when the underwriters purchased an additional 330,000 shares of common stock related to the over-allotment option. The Company has used, and will continue to use, the proceeds of the offering to finance capital expenditures relating to production scale-up; research and development, including clinical trials; repayment of indebtedness; and general working capital purposes. Following the end of the third quarter, on April 11, 1996, the Company completed the sale of 1,500,000 shares of its common stock and received net proceeds of approximately $22,500,000 through a Regulation S offering to qualified investors outside the United States. The proceeds of this offering will be used to finance capital expenditures relating to an accelerated production scale-up, general working capital purposes, and possible future redemption of indebtedness. As a result of these offerings, the Company has approximately $38 million in cash and investments in April 1996.

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


                                  LIFECORE BIOMEDICAL, INC.




Dated:  April 24, 1996                       /s/ James W. Bracke
                                  ---------------------------------------------
                                                 James W. Bracke
                                       President & Chief Executive Officer


                                            /s/ Dennis J. Allingham
                                  ---------------------------------------------
                                                Dennis J. Allingham
                                     Vice President & Chief Financial Officer
                                    (Principal Accounting & Financial Officer)