Form 10-Q
period 1996-09-30
LIFECORE BIOMEDICAL INC
filed 1996-10-28
CIK 28626

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                               ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number O-4136
                       ------

                            Lifecore Biomedical, Inc.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Minnesota                                       41-0948334
--------------------------------                        ------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

      3515 Lyman Boulevard
        Chaska, Minnesota                                     55318
--------------------------------                        ------------------------
(Address of principal executive                             (Zip Code)
 offices)

Registrant's telephone number, including area code:  612-368-4300
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

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of October 18, 1996 was 12,148,815 shares.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                       Page
PART I.   Financial Information

  Item 1. Financial Statements

          Consolidated Condensed Balance Sheets at
          September 30, 1996 and June 30, 1996                            3

          Consolidated Condensed Statements of Operations for Three
          Months Ended September 30, 1996 and 1995                        4

          Consolidated Condensed Statements of Cash Flows for
          Three Months Ended September 30, 1996 and 1995                  5

          Notes to Consolidated Condensed Financial Statements          6-9

  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                          10-12

PART II.  Other Information

  Item 6. a.   Exhibit Index                                             13
          b.   Reports on Form 8-K                                       13

SIGNATURES                                                               14

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                                  September 30,      June 30,
                                                      1996             1996
                                                  -------------    ------------
ASSETS
Current assets
    Cash and cash equivalents                      $    931,000    $  3,264,000
    Short-term investments                           19,044,000      14,947,000
    Accounts receivable                               2,338,000       2,326,000
    Inventories                                       6,261,000       5,954,000
    Prepaid expenses                                  1,047,000         800,000
                                                   ------------    ------------
                                                     29,621,000      27,291,000

Property, plant and equipment
    Land, building and equipment                     13,488,000      13,670,000
    Less accumulated depreciation                    (4,751,000)     (5,009,000)
                                                   ------------    ------------
                                                      8,737,000       8,661,000

Other assets
    Intangibles                                       4,177,000       4,268,000
    Long-term investments                            16,042,000      20,137,000
    Security deposits                                   798,000         788,000
    Inventory                                         2,313,000       2,014,000
    Other                                             1,094,000       1,270,000
                                                   ------------    ------------
                                                     24,424,000      28,477,000
                                                   ------------    ------------

                                                   $ 62,782,000    $ 64,429,000
                                                   ------------    ------------
                                                   ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current maturities of long-term obligations    $    698,000    $    698,000
    Accounts payable                                    849,000       1,156,000
    Accrued compensation                                350,000         548,000
    Accrued expenses                                    777,000         730,000
    Customers' deposits                               1,347,000       1,952,000
                                                   ------------    ------------
                                                      4,021,000       5,084,000

Long-term obligations                                 7,142,000       7,193,000
Shareholders' equity                                 51,619,000      52,152,000
                                                   ------------    ------------
                                                   $ 62,782,000    $ 64,429,000
                                                   ------------    ------------
                                                   ------------    ------------


See accompanying notes to consolidated condensed financial statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Three months ended
                                                           September 30,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Net sales                                          $  3,568,000    $  2,729,000
Cost of goods sold                                    2,098,000       1,990,000
                                                   ------------    ------------
Gross profit                                          1,470,000         739,000

Operating expenses
    Research and development                            686,000         382,000
    Marketing and sales                               1,112,000         932,000
    General and administrative                          725,000         564,000
                                                   ------------    ------------
                                                      2,523,000       1,878,000
                                                   ------------    ------------

Loss from operations                                 (1,053,000)     (1,139,000)

Other income (expense)
    Interest income                                     555,000          68,000
    Interest expense                                   (156,000)       (207,000)
                                                   ------------    ------------
                                                        399,000        (139,000)
                                                   ------------    ------------

Net loss                                           $   (654,000)   $ (1,278,000)
                                                   ------------    ------------
                                                   ------------    ------------
Net loss per common share                          $       (.05)   $       (.16)
                                                   ------------    ------------
                                                   ------------    ------------

Weighted average number of common
    shares outstanding                               12,131,046       7,982,218
                                                   ------------    ------------
                                                   ------------    ------------


See accompanying notes to consolidated condensed financial statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  Three months ended
                                                                     September 30,
                                                             ----------------------------
                                                                 1996            1995
                                                             ------------    ------------
Net cash used in operating activities                        $ (2,280,000)   $ (1,830,000)

Cash flows from investing activities:
    Purchases of property, plant and equipment                   (279,000)       (320,000)
    Purchases of investments                                   (3,953,000)           --
    Maturities of investments                                   3,912,000            --
    Purchases of intangibles                                       (4,000)         (5,000)
    Other                                                         202,000          35,000
                                                             ------------    ------------
Net cash (used in) provided from investing activities            (122,000)       (290,000)

Cash flows form financing activities:
    Payments of long-term obligations                             (51,000)        (95,000)
    Proceeds from stock issuance                                  120,000         191,000
                                                             ------------    ------------
Net cash (used in) provided from financing activities              69,000          96,000
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents           (2,333,000)     (2,024,000)
Cash and cash equivalents at beginning of period                3,264,000       2,726,000
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $    931,000    $    702,000
                                                             ------------    ------------
                                                             ------------    ------------

Supplemental disclosure of cash flow information:
    Cash paid during the period:
      Interest                                               $    175,000    $    207,000


See accompanying notes to consolidated condensed financial statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1996


NOTE A - FINANCIAL INFORMATION

Lifecore Biomedical, Inc. ("the Company"), develops, manufactures, and markets surgically implantable materials and devices through its two divisions, the Hyaluronate Division and the Oral Restorative Division. The Hyaluronate Division's manufacturing facility is located in Chaska, Minnesota and markets its products through OEM and contract manufacturing alliances in the fields of ophthalmology, veterinary and wound care management. The Oral Restorative Division markets its products through direct sales in the United States and Italy and through distributors in other foreign countries. In April 1995, the Company began direct sales operations in Italy through a newly formed subsidiary, Lifecore Biomedical SpA, in Verona, Italy.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the three month periods ended September 30, 1996 and 1995. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results for the full year or of the results for any future periods.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that effect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                               September 30, 1996



NOTE B - INVESTMENTS

The Company has invested its excess cash from the public offering completed in the second quarter of fiscal 1996 and the offshore stock offering in April 1996 in commercial paper, government agencies and medium term corporate notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments.

                                                  September 30,     June 30,
                                                      1996            1996
                                                  -------------   -------------
                                                   (Unaudited)
Short-term investments:
    Commercial paper (maturing October
      1996 through August 1997)                   $  14,312,000   $  12,447,000
    U.S. Government Agencies (maturing
      November 1996 through August 1997)              4,732,000       2,500,000
                                                  -------------   -------------
                                                     19,044,000      14,947,000

Long-term investments:
    U.S. Government Agencies
      (maturing July 1997)                                 --         1,242,000
    Medium term corporate notes (maturing
      November 1997 through October 1998)            16,042,000      18,895,000
                                                  -------------   -------------
                                                     16,042,000      20,137,000
                                                  -------------   -------------
                                                  $  35,086,000   $  35,084,000
                                                  -------------   -------------
                                                  -------------   -------------

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:

                                                  September 30,     June 30,
                                                      1996            1996
                                                  -------------   -------------
                                                   (Unaudited)
    Raw materials                                 $   2,724,000   $   2,632,000
    Work in progress                                    140,000          82,000
    Finished goods                                    5,710,000       5,254,000
                                                  -------------   -------------
                                                  $   8,574,000   $   7,968,000
                                                  -------------   -------------
                                                  -------------   -------------

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                               September 30, 1996


NOTE D - CUSTOMERS' DEPOSITS

In November 1994, Lifecore renewed its current supply contract with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. ("Alcon"), through December 1998. The agreement contains minimum annual purchase requirements totaling $10,400,000 for calendar years 1995 through 1998. Lifecore received a $6,300,000 cash advance from Alcon against future contract purchases. The remaining cash advance is classified as short-term as it is expected to be realized during the fiscal year ended June 30, 1997.

As security for the cash advance, Lifecore granted Alcon a right to accelerate delivery of certain finished hyaluronate inventory. The amount of inventory that is subject to acceleration is limited to the amount purchasable by the outstanding cash advance based upon the contract price.


NOTE E - OFFERINGS OF COMMON STOCK

On October 18, 1995, the Company received net proceeds of approximately $19,852,000 from the sale of 2,200,000 shares of its common stock through a public offering. On November 16, 1995, the Company received net proceeds of approximately $3,010,000 when the underwriters purchased an additional 330,000 shares of common stock related to the over-allotment option.

On April 11, 1996, the Company completed the sale of 1,500,000 shares of its common stock and received net proceeds of approximately $22,443,000 through a Regulation S offering to qualified investors outside the United States.


NOTE F - AGREEMENTS

In 1994, Lifecore and Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson, entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronate material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of surgical adhesions. These documents include product specifications, methods and techniques,

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                               September 30, 1996


technology, know-how and certain patent applications. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on LUBRICOAT Gel, a second generation hyaluronate-based product. Lifecore has granted Ethicon exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

The Company has made and continues to make a significant investment in the development and testing of LUBRICOAT Gel, a product designed to reduce the incidence of postsurgical adhesions. The product is currently undergoing human clinical trials to develop the data necessary to apply to the United States Food and Drug Administration ("FDA") for clearance to market the product for commercial application. However, even if the product is successfully developed and the Company receives clearance from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONAL AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the quarter ended September 30, 1996 increased $839,000 or 31% as compared to the same quarter of last fiscal year. Hyaluronate product sales for the current quarter decreased 10% as compared to the same quarter of last fiscal year. The decrease resulted from two main factors. First, sales to Alcon for the quarter ended September 30, 1996 were at contract minimums, which were lower than the contract minimums for the same quarter of last fiscal year. Second, revenues from products in development were lower during the quarter ended September 30, 1996 as compared to the same quarter of last fiscal year. These decreases were partially offset by product revenues from Chiron Vision in the quarter ended September 30, 1996 compared to no revenues from Chiron Vision in the same quarter of last fiscal year. Product shipments to Chiron Vision commenced in December 1995. Oral restorative product sales for the current quarter increased 71% as compared to the same quarter of last fiscal year. The increase in oral restorative product sales is a result of increased marketing and sales activities in the domestic market and expanded distribution networks in international markets, including Italy, where the Company's subsidiary, Lifecore Biomedical SpA is located.

Cost of goods sold, as a percentage of net sales, decreased to 59% for the current quarter from 73% for the same quarter of last fiscal year. The decrease resulted principally from spreading fixed expenses over increased product sales and to a lesser extent, lower direct charges for idle capacity related to hyaluronate products resulting from a higher utilization of the Company's manufacturing facility.

Research and development expenses increased $304,000 or 80% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted principally from increased costs associated with human clinical trials on LUBRICOAT Gel. Human clinical trials began in late fiscal 1995 and continued throughout the current quarter. Activity on other products in development was higher in the current quarter compared to the same quarter of last fiscal year which accounted for the remainder of the increase.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONAL AND FINANCIAL CONDITION (CONT.)


Marketing and sales expenses increased $180,000 or 19% for the current quarter as compared to the same quarter of last fiscal year. The increase reflects increased advertising, sales literature costs and expenses from the expanded direct sales force at Lifecore Biomedical SpA.

General and Administrative expenses increased $161,000 or 29% for the current quarter as compared to the same quarter of last fiscal year. The increase reflects higher personnel related costs.

Other income (expense) increased $538,000 for the current quarter as compared to the same quarter of last fiscal year. The increase in interest income of $487,000 reflected the effect of having additional cash available to invest as a result of the proceeds received from the public stock offering completed in fall 1995 and the offshore stock offering in April 1996. Interest expense decreased for the current quarter as compared to the same quarter of last fiscal year due to lower average debt outstanding as a result of the October 1995 payment on the note payable to Implant Support, Systems, Inc. (ISS).

LIQUIDITY AND CAPITAL RESOURCES

The Company's Annual Report on Form 10-K for the year ended June 30, 1996 contains a detailed discussion of Lifecore's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1996 Form 10-K.

The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronate Division's production increases, the Company's direct charges associated with excess plant capacity will decrease; however, research and development costs for LUBRICOAT Gel, marketing and sales expenses for the oral restorative products, and personnel costs are increasing. Approximately $1.9 million of product shipments due to Alcon in fiscal 1997 will not generate additional cash as the customer deposit from November 1994 is reduced to zero. In addition, the Company will have significant fixed obligations in future periods associated with the equipment lease, the industrial development revenue bonds and the ISS note, which total $2,518,000 for fiscal 1997 and $2,073,000 for fiscal 1998.

In the second quarter of fiscal 1996, the Company completed a public offering of its Common Stock, providing net proceeds of approximately $23 million. In the fourth quarter of fiscal 1996, the Company completed a Regulation S offering to qualified investors outside the United States providing net proceeds of approximately $22

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONAL AND FINANCIAL CONDITION (CONT.)


million. The Company intends to use the net proceeds of these offerings to expand its warehouse and distribution capabilities, to accelerate the scale-up of aseptic-packaging facilities in anticipation of significant commercial demand for finished hyaluronate products, for working capital, and for possible future redemption of all or a portion of the outstanding industrial development revenue bonds. The Company believes these capital resources are sufficient to meet the Company's needs through fiscal 1998, including its fixed obligations and anticipated operating cash flow deficits.

Please refer to the Management's Discussion and Analysis section of the Annual Report on Form 10-K for the year ended June 30, 1996 for a cautionary statement on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

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


                                      LIFECORE BIOMEDICAL, INC.




Dated:  October 28, 1996              /s/ James W. Bracke
                                      --------------------------
                                        James W. Bracke
                                        President & Chief Executive Officer


Dated:  October 28, 1996              /s/ Dennis J. Allingham
                                      --------------------------
                                        Dennis J. Allingham
                                        Vice President & Chief Financial Officer
                                        (Principal Financial Officer)