Form 10-Q
period 1996-12-31
LIFECORE BIOMEDICAL INC
filed 1997-01-23
CIK 28626

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ----------------------
                                      FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended December 31, 1996


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from              to
                              ------------    -------------
Commission File Number O-4136


                              Lifecore Biomedical, Inc.
                 ----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


         Minnesota                                             41-0948334
-------------------------------                            ------------------
(State or other jurisdiction of                                   (IRS Employer
 incorporation or organization)                            Identification No.)

      3515 Lyman Boulevard
         Chaska, Minnesota                                       55318
-------------------------------                            ------------------
(Address of principal executive                                (Zip Code)
 offices)

Registrant's telephone number, including area code:  612-368-4300


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X    No
                            ---      ---

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of January 15, 1997 was 12,194,823 shares.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                                        INDEX

                                                                         Page

PART I.  Financial Information

  Item 1.     Financial Statements

         Consolidated Condensed Balance Sheets at
         December 31, 1996 and June 30, 1996                                3

         Consolidated Condensed Statements of Operations for Three
         Months and Six Months Ended December 31, 1996 and 1995             4

         Consolidated Condensed Statements of Cash Flows for
         Six Months Ended December 31, 1996 and 1995                        5

         Notes to Consolidated Condensed Financial Statements             6-9

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                           10-12

PART II. Other Information

  Item 2.  Changes in Securities                                           13

  Item 4.  Submission of Matters to a Vote of Security Holders             13

  Item 6.  Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                 14

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                     (Unaudited)


                                                            December 31,       June 30,
                                                                1996             1996
                                                           ---------------  --------------
ASSETS

Current assets
    Cash and cash equivalents                              $   1,440,000    $   3,264,000
    Short-term investments                                    20,876,000       14,947,000
    Accounts receivable                                        2,972,000        2,326,000
    Inventories                                                6,540,000        5,954,000
    Prepaid expenses                                           1,136,000          800,000
                                                            ------------     ------------
                                                              32,964,000       27,291,000

Property, plant and equipment
    Land, building and equipment                              13,990,000       13,670,000
    Less accumulated depreciation                             (4,899,000)      (5,009,000)
                                                            ------------     ------------
                                                               9,091,000        8,661,000

Other assets
    Intangibles                                                4,086,000        4,268,000
    Long-term investments                                     11,967,000       20,137,000
    Security deposits                                            806,000          788,000
    Inventory                                                  2,286,000        2,014,000
    Other                                                      1,231,000        1,270,000
                                                            ------------     ------------
                                                              20,376,000       28,477,000
                                                            ------------     ------------

                                                           $  62,431,000    $  64,429,000
                                                            ------------     ------------
                                                            ------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
    Current maturities of long-term obligations            $     247,000    $     698,000
    Accounts payable                                           1,053,000        1,156,000
    Accrued compensation                                         624,000          548,000
    Accrued expenses                                             779,000          730,000
    Customers' deposits                                        1,079,000        1,952,000
                                                            ------------     ------------
                                                               3,782,000        5,084,000

Long-term obligations                                          7,070,000        7,193,000
Shareholders' equity                                          51,579,000       52,152,000
                                                            ------------     ------------
                                                           $  62,431,000    $  64,429,000
                                                           -------------    -------------
                                                           -------------    -------------


See accompanying notes to consolidated condensed financial statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                  Three months ended December 31,         Six months ended December 31,
                                     1996                1995                1996               1995
                                 ------------        ------------        ------------        ------------
Net sales                       $  4,684,000        $  3,274,000        $  8,252,000        $  6,003,000
Cost of goods sold                 2,511,000           2,115,000           4,609,000           4,105,000
                                ------------        ------------        ------------        ------------
Gross profit                       2,173,000           1,159,000           3,643,000           1,898,000

Operating expenses
    Research and development         850,000             639,000           1,536,000           1,022,000
    Marketing and sales            1,465,000           1,185,000           2,577,000           2,117,000
    General and administrative       759,000             773,000           1,484,000           1,335,000
                                ------------        ------------        ------------        ------------
                                   3,074,000           2,597,000           5,597,000           4,474,000
                                ------------        ------------        ------------        ------------

    Loss from operations            (901,000)         (1,438,000)         (1,954,000)         (2,576,000)

Other income (expense)
    Interest income                  537,000             246,000           1,092,000             314,000
    Interest expense                (179,000)           (214,000)           (335,000)           (421,000)
                                ------------        ------------        ------------        ------------
                                     358,000              32,000             757,000            (107,000)
                                ------------        ------------        ------------        ------------
Net loss                        $   (543,000)       $ (1,406,000)       $ (1,197,000)       $ (2,683,000)
                                ------------        ------------        ------------        ------------
                                ------------        ------------        ------------        ------------
Net loss per common share       $       (.04)       $       (.14)       $       (.10)       $       (.30)
                                ------------        ------------        ------------        ------------
                                ------------        ------------        ------------        ------------

Weighted average
    shares outstanding            12,180,372           9,965,553          12,153,791           8,973,886
                                ------------        ------------        ------------        ------------
                                ------------        ------------        ------------        ------------


See accompanying notes to consolidated condensed financial statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)


                                                                  Six months ended
                                                                     December 31,
                                                           --------------------------------
                                                                1996             1996
                                                           ---------------  --------------

Net cash used in operating activities                     $   (3,286,000)   $  (4,612,000)


Cash flows from investing activities:
    Purchases of property, plant and equipment                  (836,000)        (441,000)
    Purchases of investments                                  (7,756,000)     (16,487,000)
    Maturities of investments                                  9,934,000               --
    Purchases of intangibles                                      (5,000)         (10,000)
    Other                                                         76,000         (278,000)
                                                          --------------    -------------
Net cash (used in) provided from investing activities          1,413,000      (17,216,000)

Cash flows from financing activities:
    Payment of deposit to bond trustee                           (38,000)         (35,000)
    Payments of long-term obligations                            (86,000)        (980,000)
    Proceeds from stock issuance                                 173,000       23,192,000
                                                          --------------    -------------
Net cash provided from financing activities                       49,000       22,177,000
                                                          --------------    -------------

Net increase (decrease) in cash and cash equivalents          (1,824,000)         349,000
Cash and cash equivalents at beginning of period               3,264,000        2,726,000
                                                          --------------    -------------

Cash and cash equivalents at end of period                $    1,440,000    $   3,075,000
                                                          --------------    -------------
                                                          --------------    -------------
Supplemental disclosure of cash flow information:
    Cash paid during the period:
      Interest
                                                          $      356,000    $     409,000


 See accompanying notes to consolidated condensed financial statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  December 31, 1996


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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate.

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1996, and the results of operations for the three month and six month periods ended December 31, 1996 and 1995, and cash flows for the six month periods ended December 31, 1996 and 1995. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results for the full year or of the results for any future periods.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that effect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                  December 31, 1996

NOTE B - INVESTMENTS

The Company has invested its excess cash from the public offering completed in the second quarter of fiscal 1996 and the offshore stock offering completed in the fourth quarter of fiscal 1996 in commercial paper, government agencies and medium term corporate notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments.


                                                             December 31,       June 30,
                                                                 1996             1996
                                                            ---------------  -------------
                                                              (Unaudited)
Short-term investments:
    Commercial paper (maturing January
     1997 through November 1997)                           $  18,655,000    $  12,447,000
    U.S. Government Agencies (maturing
     July 1997 through August 1997)                            2,221,000        2,500,000
                                                           -------------    -------------
                                                              20,876,000       14,947,000

Long-term Investments:
    U.S. Government Agencies
     (maturing July 1997)                                       --              1,242,000
    Medium term corporate notes (maturing
  February 1998 through October 1998)                         11,967,000       18,895,000
                                                           -------------    -------------
                                                              11,967,000       20,137,000
                                                           -------------    -------------
                                                           $  32,843,000    $  35,084,000
                                                           -------------    -------------
                                                           -------------    -------------


NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:


                                                             December 31,       June 30,
                                                                 1996             1996
                                                            ---------------  -------------
                                                              (Unaudited)
    Raw materials                                          $   2,737,000    $   2,632,000
    Work in progress                                              62,000           82,000
    Finished goods                                             6,027,000        5,254,000
                                                           -------------    -------------
                                                           $   8,826,000    $   7,968,000
                                                           -------------    -------------
                                                           -------------    -------------



                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                  December 31, 1996


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


NOTE E - OFFERINGS OF COMMON STOCK

In October 1995, the Company received net proceeds of approximately $19,852,000 from the sale of 2,200,000 shares of its common stock through a public offering. In November 1995, the Company received net proceeds of approximately $3,010,000 when the underwriters purchased an additional 330,000 shares of common stock related to the over-allotment option.

In April 1996, the Company completed the sale of 1,500,000 shares of its common stock and received net proceeds of approximately $22,443,000 through a Regulation S offering to qualified investors outside the United States.


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

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                  December 31, 1996



These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on LUBRICOAT-Registered Trademark- Gel, a second generation hyaluronate-based product. Lifecore has granted Ethicon exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

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

NOTE G - NOTE PAYABLE

The Company exercised its option under the ISS note payable to make the final principal payment due December 15, 1996 in the form of the Company's common stock. To satisfy the $450,000 amount due, 29,108 shares of common stock were issued under the formula contained in the note payable agreement. Subsequent to the issuance of the common stock, the Company filed a registration statement on Form S-3.

NOTE H - 1996 STOCK PLAN

On November 14, 1996, the shareholders adopted the 1996 Stock Plan (the "1996 Plan") to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1996 Plan. A total of 3,000,000 shares of common stock are reserved for issuance under the 1996 Plan. Options will be granted under the 1996 Plan at exercise prices which are determined by a committee appointed by the Board of Directors. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period. The Company filed a registration statement on Form S-8. A total of 620,000 options are outstanding under the 1996 Plan, with 124,000 options exercisable at $16.88 at December 31, 1996.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                          OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995

Net sales for the three months and six months ended December 31, 1996 increased $1,410,000 and $2,249,000, respectively, an increase of 43% and 37%, respectively, compared with the same periods of last fiscal year. Hyaluronate product sales for the three-month and six-month periods ended December 31, 1996 increased 39% and 13%, respectively, compared with the same periods of last fiscal year. The increases in hyaluronate product sales were primarily attributable to product revenues from Chiron Vision and the timing of product development related revenues. These increases were partially offset by sales to Alcon at contract minimums during the three-month and six-month periods ended December 31, 1996. These minimums by contract were lower than the same period of last fiscal year. Oral restorative product sales for the three-month and six-month periods ended December 31, 1996 increased 46% and 56%, respectively, compared with the same periods of last fiscal year. The increase in oral restorative product sales is a result of increased marketing and sales activities in the domestic market and expanded distribution networks in international markets, including Italy, where the Company's subsidiary, Lifecore Biomedical SpA, is located.

Cost of goods sold, as a percentage of net sales, decreased to 54% and 56%, respectively, for the three-month and six-month periods ended December 31, 1996 from 65% and 68%, respectively, for the same periods of last fiscal year. The decrease resulted principally from spreading fixed expenses over increased product sales and to a lesser extent, lower direct charges for idle capacity related to hyaluronate products resulting from a higher utilization of the Company's manufacturing facility. Further, the three month period ended December 31, 1995 included period costs incurred for the scale-up of an aseptic ophthalmic syringe product.

Research and development expenses increased $211,000, or 33%, for the current quarter as compared to the same quarter of last fiscal year and $514,000, or 50%, for the six months ended December 31, 1996 as compared with the same period of last fiscal year. There were two principal reasons for the increase. First, costs associated with human clinical trials on LUBRICOAT Gel increased as compared to the same period of last fiscal year. Second, personnel related costs have increased as compared to the same period of last fiscal year.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION (CONT.)


Marketing and sales expenses increased $280,000, or 24%, for the current quarter as compared to the same quarter of last fiscal year and $460,000, or 22%, for the six months ended December 31, 1996 as compared with the same period of last fiscal year. The increase reflected compensation costs from additional sales personnel, increased advertising and sales literature costs, and expenses from the expanded direct sales force at Lifecore Biomedical SpA.

General and administrative expenses decreased $14,000, or 2%, for the current quarter as compared to the same quarter of last fiscal year and increased $149,000, or 11%, for the six months ended December 31, 1996 as compared with the same period of last fiscal year. The quarter ended December 31, 1995 included certain incentive payments which, when excluded, would have increased general and administrative expenses for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995. The increase in general and administrative expenses during the six months ended December 31, 1996 reflects additional personnel and related costs.

Other income (expense) for the three months and six months ended December 31, 1996 increased $326,000 and $864,000, respectively, compared with the same periods of last fiscal year. The increase in interest income reflected the effect of having additional cash available to invest as a result of the proceeds received from the public stock offering completed in the second quarter of fiscal 1996 and the offshore stock offering completed in the fourth quarter of fiscal 1996. Interest expense decreased due to the lower average debt outstanding as a result of scheduled debt payments.



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


of product shipments due to Alcon in fiscal 1997 will not generate additional cash as the customer deposit from November 1994 is reduced to zero. In addition, the Company will have significant fixed obligations in future periods associated with the equipment lease and the industrial development revenue bonds which total $1,034,000 for the remainder of fiscal 1997 and $2,073,000 for fiscal 1998.

In the second quarter of fiscal 1996, the Company completed a public offering of its Common Stock, providing net proceeds of approximately $23 million. In the fourth quarter of fiscal 1996, the Company completed a Regulation S offering to qualified investors outside the United States providing net proceeds of approximately $22 million. The Company intends to use the net proceeds of these offerings to expand its warehouse and distribution capabilities, to accelerate the scale-up of aseptic-packaging facilities in anticipation of significant commercial demand for finished hyaluronate products, for working capital, and for possible future redemption of all or a portion of the outstanding industrial development revenue bonds. The Company believes these capital resources are sufficient to meet the Company's needs through fiscal 1998, including its fixed obligations and anticipated operating cash flow deficits.

The Company exercised its option under the ISS note payable to make the final principal payment due December 15, 1996 in the form of the Company's common stock. To satisfy the $450,000 amount due, 29,108 shares of common stock were issued under the formula described in the note payable. Subsequent to the issuance of the common stock, the Company filed a registration statement on Form S-3.

Please refer to the Management's Discussion and Analysis section of the Annual Report on Form 10-K for the year ended June 30, 1996 for a cautionary statement on important factors to consider in evaluating the forward-looking statements included in this Form 10-Q.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                       PART II

                                  OTHER INFORMATION


Item 2.       Changes in Securities

              On December 15, 1996, the Company issued 29,108 shares of common stock to the holder of the ISS note payable in payment of the final principal payment of $450,000. The issuance was exempt pursuant to Section 4(2) under the Securities Act of 1933.

Item 4.       Submission of Matters to a Vote of Security Holders

              On November 14, 1996, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors James W. Bracke (with 9,881,739 affirmative votes, and 359,762 negative votes), Joan L. Gardner (with 9,797,027 affirmative votes, and 444,474 negative votes) and Thomas H. Garrett (with 9,808,047 affirmative votes, and 433,454 negative votes).

              In addition, the shareholders approved an amendment to the Company's Articles of Incorporation increasing the total number of authorized shares of the Company's common stock, par value $.01 per share, from 25,000,000 to 50,000,000 shares (with
              8,555,928 affirmative votes, 476,522 negative votes, 30,705 votes abstained and 1,178,346 broker non-votes).

              The shareholders also approved the adoption of the Company's 1996 Stock Plan (with 3,220,103 affirmative votes, 3,052,657 negative votes, 33,724 votes abstained and 3,935,017 broker non-votes).

              The shareholders also ratified the appointment of Grant
              Thornton LLP as the Company's independent public accountants for fiscal year 1997 (with 10,195,922 affirmative votes, 15,621 negative votes and 29,958 votes abstained).

Item 6.       Exhibits and Reports on Form 8-K

    a.        Exhibits and Exhibit Index

              10.1 1996 Stock Plan (incorporated by reference to Exhibit 4.1 to
                   S-8  Registration Statement [File No. 333-18515])

              27   Financial Data Schedule

    b.        Reports on Form 8-K

              None

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LIFECORE BIOMEDICAL, INC.




Dated:  January 23, 1997                    /s/ James W. Bracke
                                       ------------------------
                                          James W. Bracke
                                          President & Chief Executive Officer

Dated:  January 23, 1997                    /s/ Dennis J. Allingham
                                       ------------------------
                                          Dennis J. Allingham
                                          Vice President & Chief Financial
                                          Officer (Principal Financial Officer)