Form 10-Q
period 1997-03-31
LIFECORE BIOMEDICAL INC
filed 1997-04-25
CIK 28626

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ----------------------
                                      FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the quarterly period ended MARCH 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the transition period from ____________ to _____________

Commission File Number O-4136

                              Lifecore Biomedical, Inc.
                 ---------------------------------------------------
                (Exact name of Registrant as specified in its charter)


                Minnesota                             41-0948334
    -------------------------------                 -----------------------
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)                  Identification No.)

         3515 Lyman Boulevard
            Chaska, Minnesota                             55318
    -------------------------------                 -----------------------
    (Address of principal executive                   (Zip Code)
    offices)

Registrant's telephone number, including area code:  612-368-4300

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

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of April 16, 1997 was 12,220,722 shares.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                                        INDEX

                                                                            Page
PART I.   Financial Information

 Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets at
          March 31, 1997 and June 30, 1996                                     3

          Consolidated Condensed Statements of Operations for Three
          Months and Nine Months Ended March 31, 1997 and 1996                 4

          Consolidated Condensed Statements of Cash Flows for
          Nine Months Ended March 31, 1997 and 1996                            5

          Notes to Consolidated Condensed Financial Statements              6-10

 Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               11-13

PART II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                    15

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                     (Unaudited)


                                                         March 31,        June 30,
                                                          1997              1996
                                                     ------------        ------------
ASSETS
Current assets
     Cash and cash equivalents                       $  1,378,000        $  3,264,000
     Short-term investments                            17,343,000          14,947,000
     Accounts receivable                                3,124,000           2,326,000
     Inventories                                        7,315,000           5,954,000
     Prepaid expenses                                   1,225,000             800,000
                                                     ------------        ------------
                                                       30,385,000          27,291,000

Property, plant and equipment
     Land, building and equipment                      20,562,000          13,670,000
     Less accumulated depreciation                    (5,224,000)         (5,009,000)
                                                     ------------        ------------
                                                       15,338,000           8,661,000

Other assets
     Intangibles                                        3,995,000           4,268,000
     Long-term investments                              7,945,000          20,137,000
     Security deposits                                    774,000             788,000
     Inventory                                          2,057,000           2,014,000
     Other                                                923,000           1,270,000
                                                     ------------        ------------
                                                       15,694,000          28,477,000
                                                     ------------        ------------

                                                     $ 61,417,000        $ 64,429,000
                                                     ------------        ------------
                                                     ------------        ------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term obligations     $    118,000        $    698,000
     Accounts payable                                   1,163,000           1,156,000
     Accrued compensation                                 439,000             548,000
     Accrued expenses                                     560,000             730,000
     Customers' deposits                                  356,000           1,952,000
                                                     ------------        ------------
                                                        2,636,000           5,084,000

Long-term obligations                                   6,835,000           7,193,000
Shareholders' equity                                   51,946,000          52,152,000
                                                     ------------        ------------
                                                     $ 61,417,000        $ 64,429,000
                                                     ------------        ------------
                                                     ------------        ------------


See accompanying notes to consolidated condensed financial statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                     (Unaudited)



                                      Three months ended March 31,       Nine months ended March 31,
                                    -------------------------------   --------------------------------
                                         1997           1996                1997            1996
                                      ------------   ------------       -------------   ------------
Net sales                            $  4,611,000   $  3,673,000       $  12,863,000   $  9,676,000
Cost of goods sold                      1,753,000      2,240,000           6,362,000      6,345,000
                                      ------------   ------------       -------------   ------------
Gross profit                            2,858,000      1,433,000           6,501,000      3,331,000

Operating expenses
    Research and development              972,000        658,000           2,508,000      1,679,000
    Marketing and sales                 1,440,000      1,112,000           4,017,000      3,229,000
    General and administrative            668,000        670,000           2,152,000      2,007,000
                                      ------------   ------------       -------------   ------------
                                        3,080,000      2,440,000           8,677,000      6,915,000
                                      ------------   ------------       -------------   ------------

    Loss from operations                 (222,000)    (1,007,000)         (2,176,000)    (3,584,000)

Other income (expense)
    Interest income                       436,000        262,000           1,528,000        576,000
    Interest expense                     (187,000)      (201,000)           (522,000)      (622,000)
                                      ------------   ------------       -------------   ------------
                                          249,000         61,000           1,006,000        (46,000)
                                      ------------   ------------       -------------   ------------

Net income (loss)                    $     27,000   $   (946,000)      $  (1,170,000)  $ (3,630,000)
                                      ------------   ------------       -------------   ------------
                                      ------------   ------------       -------------   ------------
Net income (loss)
  per common share                   $      --      $       (.09)      $        (.10)  $       (.38)
                                      ------------   ------------       -------------   ------------
                                      ------------   ------------       -------------   ------------

Weighted average
    shares outstanding                 12,180,648      9,991,045          12,165,035      9,507,989
                                      ------------   ------------       -------------   ------------
                                      ------------   ------------       -------------   ------------


See accompanying notes to consolidated condensed financial statements

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)


                                                                   Nine Months ended
                                                                       March 31,
                                                         -----------------------------------

                                                              1997                1996
                                                         ---------------     ---------------
Net cash used in operating activities                   $  (4,641,000)      $  (7,371,000)

Cash flows from investing activities:
    Purchases of property, plant and equipment             (7,407,000)           (828,000)
    Purchases of investments                               (9,220,000)        (21,437,000)
    Maturities of investments                              18,941,000           5,456,000
    Purchases of intangibles                                   (5,000)             (5,000)
    (Increase) decrease in security deposits                   14,000             166,000
    Other                                                     406,000             (38,000)
                                                         -------------       -------------
Net cash (used in) provided from investing activities       2,729,000         (16,686,000)

Cash flows from financing activities:
    Payment of deposit to bond trustee                        (56,000)            (52,000)
    Payments of long-term obligations                        (431,000)         (1,012,000)
    Proceeds from stock issuance                              513,000          23,444,000
                                                         -------------       -------------
Net cash provided from financing activities                    26,000          22,380,000
                                                         -------------       -------------

Net decrease in cash and cash equivalents                  (1,886,000)         (1,677,000)
Cash and cash equivalents at beginning of period            3,264,000           2,726,000
                                                         -------------       -------------

Cash and cash equivalents at end of period              $   1,378,000       $   1,049,000
                                                         -------------       -------------
                                                         -------------       -------------

Supplemental disclosure of cash flow information:
    Cash paid during the period:
      Interest                                             $  517,000          $  613,000
      Income taxes                                              9,000               6,000



See accompanying notes to consolidated condensed financial statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    March 31,1997


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

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the three month and nine month periods ended March 31, 1997 and 1996, and cash flows for the nine month periods ended March 31, 1997 and 1996. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results for the full year or of the results for any future periods.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                    March 31, 1997


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


                                                  March 31,          June 30,
                                                   1997                1996
                                               -------------      -------------
                                                 (Unaudited)

Short-term investments:
    Commercial paper (maturing April
     1997 through November 1997)              $  16,143,000      $  12,447,000
    U.S. Government Agencies (maturing
     July 1997)                                   1,200,000          2,500,000
                                               -------------      -------------
                                                 17,343,000         14,947,000

Long-term investments:
    U.S. Government Agencies
     (maturing July 1997)                                --          1,242,000
    Medium term corporate notes (maturing
     April 1998 through October 1998)             7,945,000         18,895,000
                                               -------------      -------------
                                                  7,945,000         20,137,000
                                               -------------      -------------
                                              $  25,288,000      $  35,084,000
                                               -------------      -------------
                                               -------------      -------------

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:


                                                  March 31,          June 30,
                                                   1997                1996
                                               -------------      -------------
                                                 (Unaudited)

    Raw materials                             $   2,599,000      $   2,632,000
    Work in progress                                114,000             82,000
    Finished goods                                6,659,000          5,254,000
                                               -------------      -------------
                                              $   9,372,000      $   7,968,000
                                               -------------      -------------
                                               -------------      -------------

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                    March 31, 1997


NOTE D - CUSTOMERS' DEPOSITS

In November 1994, Lifecore renewed its current supply contract with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. ("Alcon"), through December 1998. The agreement contains minimum annual purchase requirements totaling $10,400,000 for calendar years 1995 through 1998. Lifecore received a $6,300,000 cash advance from Alcon against future contract purchases. Product has been delivered in quantities sufficient to realize the cash advance as of March 31, 1997.

NOTE E - OPERATING LEASES

The Company leased equipment under an operating lease with Johnson & Johnson Finance Corporation ("JJFC"), an affiliate of the Company's customers, Ethicon, Inc. and Johnson & Johnson Medical, Inc. JJFC is also an affiliate of Johnson & Johnson Development Corporation, a shareholder of the Company. In February 1997, the Company satisfied this lease commitment by purchasing the equipment subject to the lease. The negotiated fair value purchase price of the equipment was $5.4 million. The purchase of this equipment will help facilitate the expansion of the Company's manufacturing operations.

NOTE F - OFFERINGS OF COMMON STOCK

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

                                    March 31, 1997


NOTE G - AGREEMENTS

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

NOTE H - NOTE PAYABLE

The Company exercised its option under the ISS note payable to make the final principal payment due December 15, 1996 in the form of the Company's common stock. To satisfy the $450,000 amount due, 29,108 shares of common stock were issued under the formula contained in the note payable agreement.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                    March 31, 1997


NOTE I - 1996 STOCK PLAN

On November 14, 1996, the shareholders adopted the 1996 Stock Plan (the "1996 Plan") to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1996 Plan. A total of 3,000,000 shares of common stock are reserved for issuance under the 1996 Plan. Options will be granted under the 1996 Plan at exercise prices which are determined by a committee appointed by the Board of Directors. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period. The Company filed a registration statement on Form S-8. A total of 756,668 options are outstanding under the 1996 Plan, with 124,000 options exercisable at $16.88 at March 31, 1997.

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statement No.123 "Accounting for Stock-Based Compensation", which is effective for fiscal 1997. Under this Statement, the Company must either adopt the fair value-based method of accounting for employee stock options or continue to account for employee stock options using the intrinsic value-based method. Management intends to continue with the intrinsic value-based method which, under the new standard, will require additional disclosure.

The FASB has also issued Statement No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

The adoption of these standards is not expected to have a material effect of the consolidated financial statements of the Company.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                          OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996

Net sales for the three and nine months ended March 31, 1997 increased $938,000 and $3,187,000, respectively, an increase of 26% and 33%, respectively, compared with the same periods of last fiscal year. Hyaluronate product sales for the three-month and nine-month periods ended March 31, 1997 increased 11% and 13%, respectively, compared with the same periods of last fiscal year. The increase in hyaluronate product sales for the three-month and the nine-month periods ended March 31, 1997 was primarily attributable to increased sales of ophthalmic and veterinary products, and the net effect of lower product development related revenues as compared to the same period of last fiscal year. Oral restorative product sales for the three-month and nine-month periods ended March 31, 1997 increased 34% and 47%, respectively, compared with the same periods of last fiscal year. The increase in oral restorative product sales is a result of increased marketing and sales activities in the domestic market and expanded distribution networks in international markets, including Italy, where the Company's subsidiary, Lifecore Biomedical SpA, is located.

Cost of goods sold, as a percentage of net sales, decreased to 38% and 49%, respectively, for the three-month and nine-month periods ended March 31, 1997 from 61% and 66%, respectively, for the same periods of last fiscal year. The decrease resulted from spreading fixed expenses over increased product sales and lower direct charges for idle capacity related to hyaluronate products resulting from higher utilization of the Company's manufacturing facility. Further, the three month period ended December 31, 1995 included period costs incurred for the scale-up of an aseptic ophthalmic syringe product.

Research and development expenses increased $314,000, or 48%, for the current quarter as compared to the same quarter last fiscal year and $829,000, or 49%, for the nine months ended March 31, 1997 as compared with the same period of last fiscal year. The increase principally resulted from the costs associated with human clinical trials on LUBRICOAT Gel and increased personnel costs from the same period of last fiscal year.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION (CONT.)


Marketing and sales expenses increased $328,000, or 29%, for the current quarter as compared to the same quarter of last fiscal year and $788,000, or 24%, for the nine months ended March 31, 1997 as compared with the same period of last fiscal year. The increase for both periods reflected compensation costs from additional sales personnel, increased marketing and sales literature costs, and expenses from the expanded direct sales force at Lifecore Biomedical SpA.

General and administrative expenses decreased $2,000 for the current quarter as compared to the same quarter of last fiscal year and increased $145,000, or 7%, for the nine months ended March 31, 1997 as compared with the same period of last fiscal year. The increase for the nine months ended March 31, 1997 resulted mainly from additional personnel and related costs.

Other income (expense) for the three-month and nine-month periods ended March 31, 1997 increased $188,000 and $1,052,000, respectively, compared with the same periods of last fiscal year. The increase in interest income reflected the effect of having additional cash available to invest as a result of the proceeds received from the public stock offering completed in the second quarter of fiscal 1996 and the offshore stock offering completed in the fourth quarter of fiscal 1996. Interest expense decreased due to the lower average debt outstanding as a result of scheduled debt payments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Annual Report on Form 10-K for the year ended June 30, 1996 contains a detailed discussion of Lifecore's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1996 Form 10-K.

The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronate Division's production increases, the Company's direct charges associated with excess plant capacity will decrease; however, research and development costs for LUBRICOAT Gel, marketing and sales expenses for the oral restorative products, and personnel costs are increasing. During the current quarter, the $6.3 million advance on product purchases from Alcon was fully realized. Future product shipments to Alcon will generate cash. During the quarter ended March 31, 1997, the Company satisfied its lease commitment with Johnson & Johnson Finance Corporation by purchasing the equipment subject to the lease. The company paid approximately $5.4 million in exchange for the specialized production equipment which Lifecore was utilizing

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION (CONT.)


under the operating lease. The lease termination is expected to favorably impact ongoing financial operating costs.

During the fourth quarter of fiscal year 1997 and throughout fiscal year 1998, the Company anticipates spending approximately $15-$20 million in conjunction with the expansion of its manufacturing and distribution capabilities. This expansion includes building and equipment expenditures for warehouse and distribution capabilities and to scale-up aseptic-packaging facilities for finished products.

In the second quarter of fiscal 1996, the Company completed a public offering of its Common Stock, providing net proceeds of approximately $23 million. In the fourth quarter of fiscal 1996, the Company completed a Regulation S offering to qualified investors outside the United States providing net proceeds of approximately $22 million. In addition to the upcoming facility expansion, the Company intends to use the net proceeds of these offerings for working capital and for possible future redemption of all or a portion of the outstanding industrial development revenue bonds. The Company believes these capital resources are sufficient to meet the Company's needs through fiscal 1998, including its facility expansion plans and possible operating cash flow deficits.

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

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                                       PART II

                                  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits and Exhibit Index

          27        Financial Data Schedule

     b.   REPORTS ON FORM 8-K

          On February 5, 1997, the Company filed a report on Form 8-K disclosing the purchase of equipment subject to its lease with Johnson & Johnson Finance Corporation.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES


                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LIFECORE BIOMEDICAL, INC.




Dated:  April 24, 1997                   /s/ James W. Bracke
                                        ----------------------------------
                                            James W. Bracke
                                            President & Chief Executive Officer


Dated:  April 24, 1997                   /s/ Dennis J. Allingham
                                        ----------------------------------
                                            Dennis J. Allingham
                                            Vice President & Chief
                                            Financial Officer
                                            (Principal Financial Officer)