Form 10-K
period 1997-06-30
LIFECORE BIOMEDICAL INC
filed 1997-08-28
CIK 28626

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED JUNE 30, 1997
           COMMISSION FILE NUMBER: 0-4136

                            ------------------------

                           LIFECORE BIOMEDICAL, INC.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                41-0948334
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)

                              3515 LYMAN BOULEVARD
                          CHASKA, MINNESOTA 55318-3051
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612)368-4300

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK ($.01 STATED VALUE)
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $182,192,000 at August 15, 1997 when the last sale price of such stock, as reported by the Nasdaq National Market, was $15.13.

The number of shares outstanding of the Registrant's Common Stock, $.01 stated value, as of August 15, 1997 was 12,223,722 shares.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement to be filed with the Commission within 120 days after the end of the Registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Lifecore Biomedical, Inc. ("Lifecore" or the "Company") develops, manufactures and markets medical and surgical devices through its two divisions, the Hyaluronate Division and the Oral Restorative Division. Further information about Lifecore can be obtained from Lifecore's internet site at www.lifecore.com.

    The Company's Hyaluronate Division is principally involved in the development and manufacture of products utilizing hyaluronate, a naturally-occurring carbohydrate which moisturizes or lubricates the soft tissues of the body. The Hyaluronate Division's primary development project involves LUBRICOAT-Registered Trademark-0.5% Ferric Hyaluronate Gel ("LUBRICOAT Gel"), the Company's second generation product for potential application in reducing the incidence of postsurgical adhesions. LUBRICOAT Gel is intended to reduce the incidence of fibrous tissue adhesions, which commonly form as part of the body's natural healing process when tissues or organs are subject to accidental or surgical trauma. Particularly with respect to abdominal, cardiovascular, orthopedic, reproductive, and thoracic surgeries, these adhesions may cause internal complications that often require costly postsurgical intervention. Industry sources recently estimated the annual cost of treating adhesion complications in the lower abdomen, a common site for the occurrence of adhesions, at $2 billion in the United States.

    The Company produces hyaluronate through a proprietary fermentation process. Currently, the primary commercial use for the Company's hyaluronate is as a component in ophthalmic surgical solutions for cataract surgery. Lifecore is pursuing the development of several other applications of hyaluronate through its strategic alliances with a number of corporate partners for a variety of veterinary, drug delivery and wound care applications. The Company also is leveraging its specialized hyaluronate manufacturing skills to develop and manufacture non-hyaluronate products for medical applications.

    The Company's Oral Restorative Division markets a comprehensive line of titanium-based dental implants for the replacement of lost or extracted teeth. In May 1992, the Company acquired the Sustain Dental Implant System from Bio-Interfaces, Inc. ("BII") and, in July 1993, acquired Implant Support Systems, Inc. ("ISS"), the manufacturer of the Restore Dental Implant System and the ISS line of compatible components. The Company has enhanced and expanded these product lines since their acquisition. The Oral Restorative Division also manufactures and markets tissue regeneration products for the restoration of bone deterioration resulting from periodontal disease and tooth loss. In May 1997, Lifecore acquired the TefGen-Registered Trademark- product line from Bridger Biomed, Inc. ("Bridger"). The acquisition expanded and complemented the growing line of tissue regenerative products by adding a nonresorbable membrane to address the current clinical practice referred to as guided tissue regeneration. In June 1997, Lifecore expanded its tissue regeneration business to include soft tissue applications with the addition of AlloDerm-Registered Trademark- Dermal Graft, which the Company will distribute on an exclusive basis to the U.S. dental market for LifeCell Corporation ("LifeCell"). This Division's products are marketed in the United States through the Company's direct sales force; in Italy through the Company's subsidiary, Lifecore Biomedical SpA; and in other countries through distributors.

HYALURONATE DIVISION

BACKGROUND

    Hyaluronate is a critical, naturally-occurring carbohydrate component of the physiological fluids that lubricate, moisturize or otherwise protect the body's soft tissues. Due to its widespread presence in tissues and its high degree of biocompatibility, the Company believes that hyaluronate can be used for a wide variety of medical applications.

    Hyaluronate (also referred to as hyaluronan, hyaluronic acid and sodium hyaluronate) was first demonstrated to have commercial medical utility as a viscoelastic (elastic yet fluid) solution in cataract surgery. In this application, its use for coating and lubricating of tissues during the implantation of intraocular lenses dramatically improved the existing surgical success rates. An ophthalmic hyaluronate product, produced by extraction from rooster comb tissue, initially became commercially available in the United States in 1981. Hyaluronate-based products, produced both by rooster comb extraction and by fermentation processes such as the Company's, have since gained widespread acceptance among ophthalmologists and are currently used in the majority of cataract procedures in the world.

    Other hyaluronate applications currently being investigated by Lifecore or its partners include general surgery (prevention of postsurgical adhesions), catheter guide-wire coatings, drug delivery (as a vehicle to carry wound healing agents), and veterinary (storage of fertilized embryos; orthopedics). The Company believes that the use of hyaluronate for postsurgical adhesion prevention currently represents the most significant potential application for hyaluronate.

STRATEGY

    The Company intends to use its proprietary large scale fermentation process to be a leader in the development of hyaluronate-based products for multiple applications. Elements of the Company's strategy include the following:

    - ESTABLISH STRATEGIC ALLIANCES WITH MARKET LEADERS. The Company will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. The Company currently has established relationships with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. ("Alcon"), Chiron Vision, Inc., a subsidiary of Chiron Corporation ("Chiron Vision"), Ethicon, Inc., a wholly-owned subsidiary of Johnson & Johnson ("Ethicon"), Johnson & Johnson Medical Ltd., a wholly-owned subsidiary of Johnson & Johnson ("JJML"), Mentor Ophthalmics Inc. ("Mentor"), and Storz Ophthalmics, Inc., a subsidiary of American Home Products, Inc. ("Storz"), market leaders in the ophthalmics and surgical products fields.

    - EXPAND MEDICAL APPLICATIONS FOR HYALURONATE. The Company is currently pursuing a broad range of applications in general surgery, veterinary, drug delivery and wound care. Due to the growing knowledge of the unique characteristics of hyaluronate, the Company intends to continue to identify and pursue further uses for hyaluronate in medical applications.

    - MAINTAIN FLEXIBILITY IN PRODUCT DEVELOPMENT AND SUPPLY RELATIONSHIPS. The Company's vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with large corporate partners. The Company's role in these relationships extends from supplier of raw materials to manufacturer of aseptically-packaged products. In addition, the Company may develop its own proprietary products.

    - LEVERAGE SPECIALIZED HYALURONATE MANUFACTURING SKILLS. The Company is using its viscous fluid handling and aseptic packaging experience gained in producing hyaluronate to develop and manufacture non-hyaluronate products for new customers.

HYALURONATE DIVISION PRODUCTS

    The following chart summarizes the principal products and development projects of the Hyaluronate Division, along with their applications and the companies with which Lifecore has related strategic alliances:

-------------------------------------------------------------------------------------------------------------------------
          PRODUCT                        STRATEGIC ALLIANCE                    MARKET                  STATUS*
----------------------------  ----------------------------------------  --------------------  -------------------------
GENERAL SURGERY

LUBRICOAT-Registered          Lifecore's proprietary product under      Adhesion prevention   Pivotal human clinical
  Trademark- 0.5% Ferric      development; Ethicon has exclusive                              trials commenced in March
  Hyaluronate Gel             worldwide marketing rights                                      1996

-------------------------------------------------------------------------------------------------------------------------
OPHTHALMIC

Viscoat-Registered            Lifecore supplies proprietary             Cataract surgery      Commercial sales since
  Trademark- Ophthalmic       hyaluronate powder for inclusion in                             1983
  Viscoelastic Solution       Alcon Laboratories' Viscoat viscoelastic
                              solution

Amvisc-Registered Trademark-  Lifecore supplies viscoelastic solution   Cataract surgery      Lifecore export shipments
  and Amvisc Plus-Registered  syringes to Chiron Vision, Inc., which                          commenced in December
  Trademark- Ophthalmic       markets the products                                            1995; Chiron's PMA
  Solutions                                                                                   supplement for U.S. sales
                                                                                              has been filed

Lurocoat-Registered           Lifecore supplies its proprietary         Cataract surgery      Human clinical trials to
  Trademark- Ophthalmic       viscoelastic syringes to Mentor                                 begin in fiscal 1998;
  Solution                    Ophthalmics, Inc., which will market                            Lifecore export shipments
                              product exclusively in U.S. and Canada                          commenced in June 1997
                              and on a non-exclusive basis
                              elsewhere.The product is also supplied
                              on a non-exclusive basis to several
                              other ophthalmic companies

Polyethylene Oxide (PEO)      Lifecore supplies syringes of PEO to      Refractive surgery    Storz commenced human
  Ophthalmic gel              Storz Ophthalmics, Inc., which owns                             clinical trials in 1997
                              rights to market the product

Caprogel-TM- Topical          Lifecore supplies syringes of             Ocular bleeding       Orphan Medical's human
  Aminocaproic Acid           aminocaproic acid to Orphan Medical,      (hyphema)             clinical trials commenced
                              Inc., which owns rights to market the                           in 1994
                              product
-------------------------------------------------------------------------------------------------------------------------
WOUND MANAGEMENT

Wound healing agent           Lifecore supplies hyaluronate powder to   Wound management      Pre-clinical trials
                              Johnson & Johnson Medical Ltd. for use                          commenced in fiscal 1997
                              in delivery vehicle and process
                              development services
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
          PRODUCT                        STRATEGIC ALLIANCE                    MARKET                  STATUS*
----------------------------  ----------------------------------------  --------------------  -------------------------

OTHER APPLICATIONS

MAP-5-TM- Embryo              Lifecore supplies hyaluronate solution    Veterinary            Commercial sales since
  Cryopreservation Solution   in vials to Vetrepharm, Inc., which       cryopreservation      1994
                              markets the product
-------------------------------------------------------------------------------------------------------------------------

* For many of the products or projects listed above, government regulatory approvals and significant development work are required before commercial sales can commence in the United States or elsewhere. See "Government Regulation." No assurance can be given that such products will be successfully developed or marketed.

    ADHESION PREVENTION DEVELOPMENT PROJECT WITH ETHICON

    The Company is developing a hyaluronate product, LUBRICOAT Gel, for potential application in reducing the incidence of postsurgical adhesions. Ethicon has worldwide, exclusive distribution rights for LUBRICOAT Gel.

    Following surgical procedures, fibrous tissue, or adhesions, commonly form as part of the body's natural healing process resulting from trauma to tissues or organs during surgery. Particularly with respect to abdominal, cardiovascular, orthopedic, reproductive and thoracic surgeries, these adhesions may cause internal complications that can require costly follow-up surgical intervention. For example, adhesions following reproductive tract surgery can cause infertility, while adhesions following abdominal surgery can cause life threatening bowel obstructions.

    Industry sources recently estimated the annual cost of treating adhesion complications in the lower abdomen, a common site for the occurrence of adhesions, at $2 billion in the United States. The Company believes that a significant share of this market can be captured by skilled market distribution of a product with low toxicity, easy application, high procedural flexibility, broad effectiveness, and appropriate pricing.

    In 1989, the Company began working with Ethicon on anti-adhesion products being developed by Ethicon using the Company's Tenalure-Registered Trademark-Sodium Hyaluronate formulation. Starting in 1990, Ethicon conducted a series of human clinical studies with Tenalure hyaluronate, designed to demonstrate the effectiveness of a hyaluronate solution in the reduction of postsurgical adhesions. These double-blinded, placebo-controlled, multi-center studies involved over 300 patients. In these clinical studies, Tenalure hyaluronate demonstrated the ability to reduce the incidence of adhesions, but the degree of adhesion reduction fell short of Ethicon's efficacy goals. Tenalure hyaluronate was observed to have a greater effect in areas where the hyaluronate pooled after the completion of surgery. With that knowledge, the companies reformulated Tenalure hyaluronate into a second generation product, LUBRICOAT Gel, designed to coat and remain in contact with tissues for a longer time after surgery. This reformulation involved the ionic cross-linking of hyaluronate with an iron compound to enhance coating properties. The companies then tested LUBRICOAT Gel in animal models designed to pose a greater adhesion challenge by employing a more severe surgical wound than the studies using Tenalure hyaluronate. The results of the animal trials using LUBRICOAT Gel showed significant improvement over those of Tenalure hyaluronate.

    In order to accelerate development of the anti-adhesion project, the companies, at that time, decided to shift responsibility for completion of this project to Lifecore. Lifecore subsequently completed the preclinical studies and submitted an application to the United States Food and Drug Administration

("FDA") for an Investigational Device Exemption ("IDE") to begin human clinical trials to evaluate the safety and efficacy of LUBRICOAT Gel. In April 1995, the FDA approved the IDE. A pilot human clinical trial, involving 23 female patients undergoing peritoneal cavity surgery with preservation of fertility, was completed at a single United States clinical center in December 1995. Patients were randomly selected to receive either LUBRICOAT Gel or a control solution applied in a final step prior to completion of surgery. The primary goals of the pilot study were the preliminary assessment of the safety of LUBRICOAT Gel and an evaluation of the experimental clinical protocol. A secondary goal was the preliminary assessment of the effectiveness of LUBRICOAT Gel in reducing postsurgical adhesions by second-look laparoscopy. This laparoscopy is a standard surgical practice with fertility patients, which requires a follow-up evaluation of the patients' internal abdominal anatomy. The laparoscopy enabled clinicians to gather data visually comparing postsurgical adhesions in the two patient treatment groups. Analysis of the pilot clinical data indicated that patients who received LUBRICOAT Gel experienced a 45% lower incidence of a broad range of adhesions than control patients (p LESS THAN 0.02). Further, the study showed that when adhesions did occur, those of the LUBRICOAT Gel patient group were significantly less extensive and less severe than those of the control group (p LESS THAN 0.01). Finally, physicians using the test material indicated that it was easily incorporated into current clinical procedures.

    Based on these results, the Company initiated a pivotal human clinical trial in March 1996. The pivotal trial is expected to involve up to 200 patients in a blinded study at approximately twelve clinical sites in the United States and five clinical sites in Europe. These patients will undergo a similar randomized treatment protocol and be evaluated for adhesion formation at 24 abdominal and pelvic sites by second-look laparoscopy. If the pivotal trial confirms the statistical significance observed in the pilot trial, the Company will be in a position to apply for a Pre-Market Approval ("PMA"), which it expects to do in 1998. There can be no assurance that the results of the pivotal trial will be positive, that the Company will submit a PMA application, or that a PMA will be approved by FDA. See "Government Regulation."

    In August 1994 when responsibility for development of this project was shifted to Lifecore, the Company and Ethicon entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement") to carry out the shift of responsibility. The Ethicon Agreement transferred to the Company the intellectual property developed to date from the anti-adhesion project, including pending patent rights and data from research, product development, clinical safety and efficacy, and marketing evaluations. The Company assumed responsibility for continuing the development project, including conducting human clinical trials with LUBRICOAT Gel. Furthermore, the Company granted Ethicon exclusive worldwide marketing rights to LUBRICOAT Gel for postsurgical adhesion prevention and orthopedic applications in return for an exclusive supply contract through 2008 with provisions for renewal. The Company currently receives certain technical support from Ethicon for a specified annual fee under the provisions of an associated consulting agreement. Under this agreement, the primary Ethicon scientist responsible for supervising the anti-adhesion project since its inception reports directly to Lifecore management.

    OPHTHALMIC APPLICATIONS

    CATARACT SURGERY. Currently, the primary commercial application for the Company's hyaluronate is in cataract surgery. During the process of cataract surgery, hyaluronate in a viscoelastic solution is used to coat and lubricate the anterior chamber of the eye during the implantation of an intraocular lens. These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. The Company currently sells hyaluronate for this application to six customers, including Alcon, Chiron Vision and Mentor. Alcon and Chiron Vision are two of the leading producers of ophthalmic surgical products in the world. In February 1996, the Company entered into a private label manufacturing agreement with Mentor to supply the Lurocoat solution on an exclusive basis in the United States and Canada and on a non-exclusive basis elsewhere for use in ophthalmic surgery. The Company also has three other agreements to supply Lurocoat solution under private label relationships outside the United States and Canada for this application.

    Hyaluronate based products are used in the majority of cataract surgeries in the world. The Company estimates that the worldwide market for hyaluronate for cataract surgery, on a patient cost basis, is approximately $160 million per year and is relatively stable. However, the market share of products using fermented hyaluronate has increased relative to the market share of products using hyaluronate extracted from rooster combs.

    Alcon purchases the Company's hyaluronate for inclusion in Viscoat-Registered Trademark- Ophthalmic Viscoelastic Solution, which is used during cataract surgery. The Company's relationship with Alcon and its predecessors commenced in 1983, when the Company's hyaluronate was specified as a raw material component of the Viscoat product, which received clearance from the FDA in 1986. Until 1990, Alcon's predecessors had the exclusive rights to purchase the Company's hyaluronate for ophthalmic applications. In 1990, the arrangement with Alcon became non-exclusive. Since that time, sales of hyaluronate to Alcon have continued to be made pursuant to supply agreements. The current Alcon supply agreement, as renewed in November 1994, is for a term of four years through December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    In December 1994, the Company entered into a supply agreement with Chiron Vision. Under the agreement, the Company has been selling its hyaluronate to Chiron Vision for export in packaged syringes in connection with two of Chiron Vision's ophthalmic viscoelastic surgical products, Amvisc-Registered Trademark-and Amvisc Plus-Registered Trademark- Ophthalmic Solutions. The Company has validated its manufacturing facility to produce these products, and Chiron Vision has filed a PMA supplement with the FDA to allow the Company to manufacture these products for U.S. sale. The sale by Chiron Vision in the United States of Amvisc and Amvisc Plus syringes supplied by the Company is dependent upon such FDA clearance. In December 1995, Chiron Vision commenced shipments of finished products to Europe.

    The Company is in the process of independently developing its own viscoelastic solution, Lurocoat Solution, and has received an IDE from the FDA to clinically evaluate that product for ophthalmic surgical use in the U.S. The Company has entered into a multi-year private label manufacturing agreement with Mentor, under which the Company will manufacture the Lurocoat product in syringes under Mentor's trade name for sale on an exclusive basis in the United States and Canada, and on a non-exclusive basis in other parts of the world. United States clinical trials, funded by Mentor, are expected to commence in fiscal 1998. The Company received CE marking for Lurocoat solution during fiscal year 1997. The Company also has three other private label agreements to supply Lurocoat solution to others outside the United States and Canada. Export shipments of Lurocoat solution began in fiscal year 1997.

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

    REFRACTIVE SURGERY. The Company is developing a manufacturing process with Storz, to produce a polyethylene oxide ("PEO") ophthalmic gel product currently under development for use in refractive surgery for myopia (near-sightedness). Industry sources estimate that the current worldwide refractive surgery market, on a patient cost basis, exceeds $900 million.

    The current refractive surgery procedures for correcting myopia involve surgical revision of the cornea which, in one type of surgery, weakens and relaxes the outer curvature to achieve a corresponding correction of the eye's focusing mechanism, and in the other type of surgery, causes the cornea to be surgically "flapped" to allow laser sculpting of the underlying layer. Both current surgical approaches are performed within the central region of the cornea, which is the eye's primary visual field. Storz is developing a polyethylene oxide ophthalmic gel to be injected into the peripheral region of the cornea, between the inner and outer layers, thereby changing the corneal curvature to achieve vision correction without weakening the eye's structure or compromising the primary visual field. Other potential advantages of this approach are the opportunity for reversing the procedure, as well as using repeat injections to adjust the vision correction over the patient's lifetime. In June 1995, the Company began providing process development, manufacturing scale-up, validation and clinical trial samples to Storz for the gel product. Storz must successfully complete clinical trials and receive a PMA from the FDA prior to commercial sales of its product in the United States. If successfully developed, the Company may continue to provide manufacturing services to Storz.

    TREATMENT OF OCULAR HYPHEMA. In January 1995, the Company signed an agreement with Orphan Medical, Inc. ("OMI") to provide OMI's Caprogel-TM-Topical Aminocaproic Acid in aseptically packaged syringes. Caprogel is a non-hyaluronate product for the topical treatment of ocular hyphema (internal bleeding of the eye), which can lead to retinal damage and blindness. Aminocaproic acid has been administered in other areas of the body to alleviate the side effects of bleeding, but has not been successfully developed for the eye. OMI received orphan drug status from the FDA in 1994 and is proceeding with its development. Orphan drug status entitles a manufacturer, upon FDA approval, to exclusive marketing rights for certain products that serve a limited patient population. The Company is providing contract process development and aseptic packaging for Caprogel and expects that a subsequent commercial supply phase with a three-year term may commence upon OMI's commercial introduction of Caprogel. Industry sources estimate that the worldwide market for ocular hyphema involves 70,000 cases each year.

    WOUND MANAGEMENT

    Johnson & Johnson Medical, Ltd. ("JJML") is developing a product that utilizes the Company's hyaluronate and process development expertise to produce a drug delivery vehicle to enhance topical wound healing. During fiscal 1997, JJML entered pre-clinical trials with this product.

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

    The Company currently manufactures Vetrepharm, Inc.'s MAP-5-TM- Embryo Cryopreservation Solution, an aseptically-packaged hyaluronate solution, for the cryopreservation of fertilized animal embryos. MAP-5 Solution is used to preserve the embryos for transportation to local veterinarians. Sales to Vetrepharm, Inc. have been made since 1994 pursuant to annual purchase orders which specify the quantity and unit price.

    Another area of development activity involves the potential use of hyaluronate in various drug delivery vehicles. Independent studies conducted by organizations other than the Company have yielded animal and human data that indicate hyaluronate has the potential to enhance the delivery of antibiotics, pain killers, chemotherapeutic agents, and other drugs similar to the JJML opportunity outlined above.

    There can be no assurance that products which are currently under development by the Company or others will be successfully developed or, if so developed, will be successfully and profitably marketed.

ORAL RESTORATIVE DIVISION

BACKGROUND

    Dental implants are increasingly used to replace missing or extracted teeth and to serve as supports for dentures, crowns, and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed directly into the jawbone in a manner simulating the anchoring of a tooth by its root. This better maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of fixtures against surrounding teeth and gingiva. Typically constructed of titanium in a cylindrical or flattened shape, dental implants generally are categorized by shape and method of implantation. For example, the threaded cylinder implant is screwed into the jawbone, while an alternate form, the press-fit cylinder, is placed into a precision-drilled hole with a friction fit. Additionally, various implant styles may be spray coated with hydroxylapatite or metal to enhance bone fixation. The Company believes the current dental implant market is approximately $350 million on a manufacturers' sales basis.

    Bone graft substitutes are used for the restoration of hard and soft tissues resulting from periodontal disease and tooth loss. Historically, when bone was needed to fill holes or restore bone loss in a patient, the only available sources have been bone from cadavers, live donor bone or autologous bone (from another part of the patient's body). These sources have limitations related to quality and convenience. The Company has developed a patented process for the synthetic production of hydroxylapatite, the major inorganic constitute of natural bone. The Company's hydroxylapatite products provide surgeons with a readily available synthetic bone substitute of consistent quality at a competitive cost for periodontal and oral surgery applications. While the current market for bone substitute products is limited (approximately $5 million annually in the United States), the addition of hard tissue regeneration products has expanded the market to approximately $25 million in the United States. The Company's TefGen-Registered Trademark- Regenerative Membrane and Capset-TM- Calcium Sulfate Bone Graft Barrier address this market opportunity. Similarly, a market for soft tissue regenerative products has developed to address the area of soft tissue replacement in adding to or replacing gingival tissue. The estimated U.S. market potential for a soft tissue regenerative product is approximately $50 million. AlloDerm-Registered Trademark- Dermal Graft addresses this market opportunity.

STRATEGY

    The Company intends to be a leader in the oral restorative surgical products industry. The Company's strategies for achieving this goal are as follows:

    - Develop a broad line of dental implants and related dental surgery support products which facilitate the transition from competitive systems to a Lifecore system.

    - Develop and deliver unique educational programs and materials aimed at participating dentists and their staffs to facilitate the conversion from traditional dental treatment options to those involving dental implant and tissue regeneration therapy.

    - Develop and implement innovative cooperative marketing programs with participating dentists for the purpose of creating increased awareness of dental implant and tissue regeneration therapy among their client base and the public in general.

ORAL RESTORATIVE DIVISION PRODUCTS

    The following chart summarizes the principal products of the Company's Oral Restorative Division:

------------------------------------------------------------------------------------------------------------------
               PRODUCT                                         MARKET                               STATUS*
--------------------------------------  ----------------------------------------------------  --------------------
Sustain-Registered Trademark- and       Replacement of lost or extracted teeth                  Commercial sales
  Restore-Registered Trademark- Dental
  Implant Systems
------------------------------------------------------------------------------------------------------------------
Implant Support Systems                 Precision oral restorative components compatible        Commercial sales
                                        with implants
------------------------------------------------------------------------------------------------------------------
Capset-TM- Calcium Sulfate Bone Graft   For use with natural and synthetic bone graft           Commercial sales
  Barrier                               materials as a resorbable barrier cap and/or binding
                                        agent
------------------------------------------------------------------------------------------------------------------
TefGen-Registered Trademark-            Nonresorbable membrane for guided tissue                Commercial sales
  Regenerative Membrane                 regeneration
------------------------------------------------------------------------------------------------------------------
Hapset-Registered Trademark-            Repair of jawbone structure                             Commercial sales
  Hydroxylapatite Bone Graft Plaster
------------------------------------------------------------------------------------------------------------------
Orthomatrix-Registered Trademark-       Graft Substitute Repair of jawbone structure            Commercial sales
  Non-resorbable Hydroxylapatite Bone
------------------------------------------------------------------------------------------------------------------
AlloDerm-Registered Trademark- Dermal   For use in gingival tissue replacement or               Commercial sales
  Graft                                 augmentation surgery
------------------------------------------------------------------------------------------------------------------

    IMPLANT PRODUCTS

    The Company offers two dental implant systems, the Restore Dental Implant System and the Sustain Dental Implant System.

    The Restore System is based on a classic threaded titanium implant design that pioneered the commercialization of these devices in general oral restorative surgery. In July 1993, the Company acquired this implant design in connection with its acquisition of Implant Support Systems, Inc., a manufacturer of dental implant products. The Company has since enhanced and expanded the original ISS line into a broad range of implant options, marketed under the Restore System name. Included in the ISS acquisition was a line of dental implant prosthetic components that the Company continues to market under the Implant Support Systems brand. These components are compatible and interchangeable with several other dental implant manufacturers' systems, as well as miscellaneous dental implant support products, permitting the Company to market its products to dental offices that currently use competitors' implant systems.

    The Sustain System is based on a newer innovative design that embraces both threaded and press-fit cylinder format with added "bone-like" hydroxylapatite. In May 1992, the Company acquired the basic Sustain System from Bio-Interfaces, Inc. after serving as an exclusive distributor for the Sustain System since 1990. The Sustain System is complemented by a complete line of prosthetic components.

    Lifecore has enhanced and expanded both of these lines, creating new products with a combination of innovative features from both systems. This gives the Company one of the broadest lines in the oral restorative industry, offering practitioners maximum flexibility in choice of treatment modalities with over 1,100 products.

    BONE AND SOFT TISSUE REGENERATION PRODUCTS

    The Company offers five products which address various bone and tissue regeneration procedures.

    CAPSET-TM- Calcium Sulfate Bone Graft Barrier received 510(k) clearance and was introduced to the market in 1995. The product is based on a calcium sulfate plaster technology developed by and licensed from the U.S. Gypsum Corporation. The business unit of U.S. Gypsum that supplied Lifecore with the raw material and exclusive license rights to its dental use was purchased during the Company's fiscal year 1997 by Wright Medical, Inc., an orthopedic products manufacturer based in Memphis, Tennessee. Wright Medical and Lifecore have agreed to maintain the technology and license agreement. CAPSET Barrier allows the clinician to more efficiently use demineralized freeze-dried bone grafts to restore missing bone, particularly in periodontal defects, without resorting to more elaborate treatment techniques or no treatment at all.

    TefGen-Registered Trademark- Regenerative Membrane technology was acquired by the Company from Bridger Biomed, Inc. in May 1997. This non-resorbable membrane is based on NANO POROUS PTFE BIOMATERIALS ("nPTFE"); competitive with the market's leading product produced by W.L. Gore. TefGen Regenerative Membrane allows the dental surgeon to cover a treated defect in bone and prevent the invasion of soft tissue while the slower growing bone tissue below has time to establish itself.

    HAPSET-Registered Trademark- Hydroxylapatite Bone Graft Plaster is a moldable, partially resorbable form of hydroxylapatite graft substitute that can be contoured to bone defect during surgery. It consists of the Company's hydroxylapatite particle in a carrier of the same calcium sulfate plaster used for CAPSET.

    ORTHOMATRIX-Registered Trademark- Non-resorbable Hydroxylapatite Bone Graft Substitute is a calcium phosphate particle that can be used in place of freeze-dried allograft bone or the patient's own bone in defects where permanent graft presence is desired.

    AlloDerm-Registered Trademark- Dermal Graft is freeze-dried and chemically processed human donor skin that can be used as a substitute for soft tissue grafts taken from the roof of the patient's mouth. In June 1997, Lifecore entered into an exclusive U.S. sales and distribution agreement with LifeCell Corporation to market and distribute AlloDerm Dermal Graft in the dental market. The product provides soft tissue for adding or replacing gingival tissue without the second site surgery and patient discomfort associated with palatal (roof of mouth) harvesting of graft tissue.

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

SALES AND MARKETING

    HYALURONATE DIVISION PRODUCTS

    The Company generally markets and distributes its hyaluronate products to end-users through corporate partners. The Company sells hyaluronate to these partners in a variety of forms, including powders, gels and solutions which are packaged either in bulk jars, vials, or syringes. The Company sells its ophthalmic grade hyaluronate powder to Alcon for Alcon's Viscoat solution and has commenced the supply of Chiron Vision's Amvisc products with shipments to Europe in December 1995. Mentor Ophthalmics, Inc. will provide exclusive marketing of the Lurocoat viscoelastic for ophthalmic surgery in the United States and Canada and non-exclusive marketing in other areas. Supply of Lurocoat viscoelastic to Mentor began in June 1997 for marketing outside the United States. The Company also has three other private label agreements to supply Lurocoat viscoelastic to others outside the United States and Canada. In addition, the Company manufactures and packages a PEO ophthalmic gel for Storz pursuant to a development agreement and may enter into a supply relationship upon the completion of successful clinical testing. The Company also sells vials of hyaluronate solution for veterinary embryo cryopreservation to Vetrepharm, Inc.

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

    ORAL RESTORATIVE DIVISION PRODUCTS

    The Company is focused on expanding its product line in the Oral Restorative Division, improving product quality, and developing an appropriate infrastructure to support sales growth. Management of the Company believes that the dental implant market is highly specialized and that its sales force must have extensive knowledge about the products. The products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners, and dental laboratories. Accordingly, the Company believes that for proper distribution of these products, it must maintain a direct sales force in the United States. The Company believes that because of their high level of experience, its sales force offers better customer service, technical support and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs eighteen individuals dedicated to sales in the United States and five U.S.-based salespersons dedicated to international sales. The Oral Restorative Division products are marketed internationally through 25 distributors. In addition, the products are marketed in Italy through its subsidiary, Lifecore Biomedical SpA, which currently utilizes eight sales agents.

    The Company's marketing activities are designed to support its direct sales force and include advertising and product publicity in trade journals, direct mail catalogs, newsletters, continuing education programs, telemarketing, and attendance at trade shows and professional association meetings.

    A new cooperative marketing venture, with certain key implant practioners, is being tested as a means to advertise direct to the consumer in target markets. Industry estimates indicate a need for replacement of approximately 100 million teeth in the adult population of the United States. That represents a potential market for implant companies such as Lifecore of approximately $30 billion.

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

    The Company has a 66,000 square foot facility primarily for the Company's proprietary hyaluronate manufacturing process. Several corporate partners have required that the Company validate its manufacturing capability to fulfill forecasted production requirements by creating additional capacity and periodically operating at higher capacity levels. The Company believes it has adequate current fermentation manufacturing capacity to meet these needs.

    The Company provides versatility in the simultaneous manufacturing of various types of finished products. Currently, the Company supplies several different formulations of hyaluronate (e.g., varied molecular weight fractions) in powders, solutions and gels, and in a variety of finished packages, including bulk jars, vials and syringes. The Hyaluronate Division is continuously conducting development work relating to the techniques utilized in hyaluronate manufacturing. Such development activity is designed to improve production efficiencies and expand the Company's capabilities to achieve a wider range of hyaluronate product specifications. The Company's specialized fluid handling and aseptic packaging capabilities also provide the opportunity for the Company to offer contract packaging for other technically challenging non-hyaluronate fluids.

    In anticipation of significant commercial demand for hyaluronate products, specifically LUBRICOAT Gel, the Company is expanding its warehouse and distribution capabilities and its aseptic formulation and packaging facilities for finished products. The scale-up of the aseptic operations requires the purchase and validation of additional equipment and training of additional personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    The Company's facility was designed to meet applicable regulatory requirements and has been cleared by the FDA for the manufacture of both drug and device products. The FDA periodically inspects the Company's manufacturing systems, and requires conformance to the FDA's Good Manufacturing

Practices ("GMP") regulations. In addition, the Company's corporate partners are required by the FDA to conduct intensive regulatory audits of its facilities. The Company also regularly contracts with independent regulatory consultants to conduct audits of the Company's operations. The Company has received certification of conformance to ISO 9001 Standards and Medical Device Directives, as well as the COMMISSION EUROPEEN (CE) Mark of Conformity from TUV Product Services of Munich, Germany. These approvals represent international symbols of quality system assurance and compliance with applicable European Medical Device Directives, which greatly assist in the marketing of the Company's products in the European Union.

    The Company uses outside metal finishing vendors to produce its finished dental implant devices and related components. The Company conducts its own inspection of vendors and quality assurance and quality control functions related to the implant devices and components and performs its own finished packaging.

    The Company purchases raw materials for its production of hyaluronate and hydroxylapatite from outside vendors. While these materials are available from a variety of sources, the Company principally uses limited sources for some of its key materials to better monitor quality and achieve cost efficiencies. The key raw material for CAPSET Barrier is supplied exclusively by Wright Medical, and the Company believes such supplier is able to provide adequate amounts of the raw materials for such product. The Company utilizes supply agreements with Bridger Biomed, Inc. to supply the TefGen product line and LifeCell Corporation to supply the AlloDerm Dermal Graft product line.

COMPETITION

    The competitors of the Company include major chemical, dental, medical, and pharmaceutical companies, as well as smaller specialized firms. Many of these companies have significantly greater financial, manufacturing, marketing, and research and development resources than the Company.

    HYALURONATE PRODUCTS

    A number of companies produce hyaluronate products and thus directly or indirectly compete with Lifecore or its corporate partners. Several companies are pursuing anti-adhesion product development, including Anika Research, Inc., Biomatrix, Inc., Focal, Genzyme Corporation, Gliatech, Osteotech and W.L. Gore & Associates, Inc. Genzyme is developing several hyaluronate-based formulations for surgical anti-adhesion applications, which would directly compete with the Company's LUBRICOAT Gel product, if and when approved for marketing by the FDA. Genzyme has begun to market one of those products, Seprafilm-TM- bioresorbable membrane. A second product, in the form of a gel, is in development. If the products obtain commercial acceptance, the Company's prospects for LUBRICOAT Gel, if and when approved, may be adversely affected.

    In addition to Genzyme, several companies produce hyaluronate through a fermentation process, including Bio-Technology General Corporation, Kyowa Hakko, Nippon, Seikagaku, and Miles Laboratories. Genzyme currently sells a high molecular weight hyaluronate which is manufactured through a fermentation process to the Company's ophthalmic customer, Alcon, for use in its Provisc-Registered Trademark- solution. The Company believes that it and Genzyme are the only fermentation manufacturers with the current capability to produce large commercial quantities of medical grade hyaluronate under GMP conditions. In addition, several companies manufacture hyaluronate by using rooster comb extraction methods. These companies primarily include Anika Research, Inc., Biomatrix, Inc., Chesapeake
Biological Labs, Fidia SpA, and Pharmacia & Upjohn. The Company believes that its patented fermentation process may offer production and regulatory advantages over the traditional rooster comb extraction method. The Company's competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronate. These patents may cover the same applications as the Company's. Although there can be no assurance, the Company believes that it does not infringe the patents of its competitors.
See "Patents and Proprietary Rights."

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

    ORAL RESTORATIVE PRODUCTS

    The dental implant market is also highly competitive. Major market competitors include Sulzer Calcitek, Inc., Paragon (Core-Vent), Implant Innovations, Inc., Nobel Biocare AB and Steri-Oss. A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is based primarily on product performance and quality, strong sales support, and education.

    The Company believes that its broad product line facilitates the conversion of existing implant users to a Lifecore system. In addition, the Company has developed several innovative education and marketing support programs which are designed to increase the client's implant business. The Company believes it has established a strong reputation for quality products due to its stringent design and inspection criteria. No assurance can be given, however, that the Company can effectively compete with manufacturers of dental implant systems having larger, more established client bases.

    The market for the Company's tissue regeneration products is also competitive. The major competitors include Guidor AB (Guidor), Implant Innovations, Inc., W. L. Gore (GORE-TEX), and Sulzer Calcitek Inc. (Biomend). While the Company believes its product line and experienced sales representation are an advantage in this area, no assurance can be given that it can gain significant market share from its more established competitors.

PATENTS AND PROPRIETARY RIGHTS

    The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a United States patent covering certain aspects of its hyaluronate fermentation process. The Company has also licensed a 1991 patent for the recombinant DNA encoding of hyaluronate synthase, exclusively in the United States and non-exclusively outside the United States. In August 1994, in connection with the Ethicon Agreement, the Company was assigned a pending patent covering the composition and use of LUBRICOAT Gel, with applications filed in the United States, Australia, Brazil, Canada, Europe, Greece, and Japan. Subsequently, the patent has been issued in Australia, Greece, and the United States. The Company also has a United States patent covering the processes used in the manufacture of hydroxylapatite and a second patent covering the hydroxylapatite product produced by that process. The Company also licenses patented technology used in the production of hydroxylapatite from Wright Medical and the University of North Carolina. In conjunction with the purchase of the TefGen product line, the Company obtained the rights to the patent for composition, manufacture and use of the nPTFE material.

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

    Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment ("old devices") into one of three classes--Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification (the "510(k) Notification"), and adherence to FDA-mandated current GMP requirements for devices. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices that must receive a PMA from the FDA to ensure their safety and effectiveness. Ordinarily, a PMA requires the performance of at least two independent, statistically significant clinical trials that demonstrate the device's safety and effectiveness. Class III devices are generally life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 ("new devices") and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification. An old Class III device does not require a PMA unless and until the FDA issues a regulation requiring submission of a PMA application for the device.

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

    Following submission of the 510(k) Notification, the manufacturer or distributor may not place the new device into commercial distribution until an order is issued by the FDA finding the new device to be substantially equivalent. The FDA has no specific time limit by which it must respond to a 510(k) Notification. The 510(k) Notification process can take up to eighteen months or more. The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to a predicate device, and allow the new device to be marketed in the United States. The FDA may, however, determine that the new device is not substantially equivalent and require the manufacturer or distributor to submit a PMA or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. Although the PMA process is significantly more complex, time-consuming, and expensive than the 510(k) Notification process, the latter process can also be expensive and substantially delay the market introduction of a product.

    Hyaluronate products are generally Class III devices. In cases where the Company is supplying hyaluronate to a corporate partner as a raw material or producing a finished product under a license for the partner, the corporate partner will be responsible for obtaining the appropriate FDA clearance or approval. Export of the Company's hyaluronate products generally requires approval of the importing country.

    The Sustain System and the Restore System, along with other dental implants, are categorized as old Class III devices and are eligible for marketing through 510(k) Notifications. The FDA, however, has proposed to require PMAs for dental implants, and by law must confirm such implants as Class III devices and require PMAs for them or reclassify them into Class II or Class I. It is not known when the FDA will make this decision or whether it will require PMAs for all, some or none of these implants. The Company began clinical trials of its Sustain System under an IDE in 1990 in anticipation of the possibility that the FDA would require submission of PMAs for dental implants and believes it will have appropriate data to meet FDA requirements. The Company's TefGen product line is a Class II device. CAPSET Barrier, HAPSET Plaster and ORTHOMATRIX Bone Graft Substitute have received market clearance through 510(k) Notifications but are unclassified. Alloderm Dermal Graft is regulated as a banked human tissue.

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

PRODUCT LIABILITY

    Product liability claims may be asserted with respect to the Company's products. In addition, the Company may be subject to claims for products of its customers which incorporate Lifecore's materials. The Company maintains product liability insurance coverage of $1.0 million per claim, with an aggregate maximum of $2.0 million. The Company also carries an $8.0 million umbrella insurance policy which also covers product liability claims. Lifecore Biomedical SpA also carries product liability insurance in the amount of $1.0 million per claim with an aggregate maximum of $2.0 million. There can be no assurance that the Company will have sufficient resources to satisfy product claims if they exceed available insurance coverage.

EMPLOYEES

    As of July 31, 1997, the Company employed 156 persons on a full-time basis, one part-time employee and nine temporary employees. None of the Company's employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

    The following sets forth the names of the executive officers of Lifecore, in addition to information about their positions with Lifecore, their periods of service in such capacities, and their business experience for at least the past five years. There are no family relationships among them. All executive officers named are elected or appointed by the Board of Directors for a term of office from the time of election or appointment until the next annual meeting of directors (held following the annual meeting of shareholders) and until their respective successors are elected and have qualified.

    JAMES W. BRACKE, PH.D. Dr. Bracke was appointed President and Chief Executive Officer and a director in August 1983 and Secretary in March 1995. He joined the Company in February 1981 as Senior Research Scientist.

    DENNIS J. ALLINGHAM. Mr. Allingham has been Vice President and Chief Financial Officer of the Company since February 1996. Mr. Allingham has also been General Manager of the Hyaluronate Division since November 1996. From June 1995 until January 1996, Mr. Allingham served as Senior Vice President and Chief Financial Officer of Premier Salons International, Inc., a leading private hair salon chain in North America. From June 1993 until May 1995, Mr. Allingham served as Executive Vice President, Chief Financial Officer and director of TitleWave Stores, Inc., a leading chain retailer of home entertainment software. From July 1992 until May 1993, Mr. Allingham was a management financial consultant. From June 1980 until June 1992, Mr. Allingham held various positions with Krelitz Industries, Inc., a wholesale distributor of pharmaceutical and healthcare products, most recently serving as Executive Vice President, Chief Operating Officer, Chief Financial Officer and director.

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

ITEM 2. PROPERTIES

    The Company's operations are all conducted in its 66,000 square foot building in Chaska, Minnesota. At June 30, 1997, the Company is in the process of expanding its building in Chaska by approximately 32,000 square feet. See "Management's Discussion and Analysis of Financial Condition and Results of Operation".

ITEM 3. LEGAL PROCEEDINGS

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 1997 and 1996 the range of high and low closing sale prices of the Common Stock on the Nasdaq National Market. These quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

FISCAL YEAR                                                                       LOW       HIGH
-----------------------------------------------------------------------------   -------    -------
1997
  First Quarter..............................................................   $16        $22 1/8
  Second Quarter.............................................................    15 1/8     20
  Third Quarter..............................................................    14 5/8     19 5/8
  Fourth Quarter.............................................................    11 1/2     16 1/8

1996
  First Quarter..............................................................   $ 7 3/8    $13 1/2
  Second Quarter.............................................................     9 5/8     18 3/4
  Third Quarter..............................................................    15 1/2     18 11/16
  Fourth Quarter.............................................................    16         21 1/4

    The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance its business. The Company has a loan agreement which restricts its ability to pay dividends. See Note C to Consolidated Financial Statements.

    At July 31, 1997, the Company had 726 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 1997 has been derived from the Company's Consolidated Financial Statements audited by Grant Thornton LLP, independent certified public accountants. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             YEARS ENDED JUNE 30,
                                                             -----------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------
STATEMENTS OF OPERATIONS DATA:
Net sales..................................................  $   7,485  $  10,430  $  10,018  $  14,063  $  18,913
Costs of goods sold........................................      3,767      6,004      7,900      9,173      9,052
                                                             ---------  ---------  ---------  ---------  ---------
Gross profit...............................................      3,718      4,426      2,118      4,890      9,861
Operating expenses
  Research and development.................................      1,706      1,072      1,381      2,699      3,703
  Marketing and sales......................................      2,764      2,645      3,038      4,356      5,464
  General and administrative...............................      2,198      2,100      2,382      2,861      2,986
  Insurance proceeds, net..................................     --         --         --           (754)    --
  Manufacturing relocation.................................      1,331     --         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
                                                                 7,999      5,817      6,801      9,162     12,153
                                                             ---------  ---------  ---------  ---------  ---------
Loss from operations.......................................     (4,281)    (1,391)    (4,683)    (4,272)    (2,292)
Other income (expense).....................................        554     (1,406)      (532)       272      1,259
                                                             ---------  ---------  ---------  ---------  ---------
Net loss...................................................  $  (3,727) $  (2,797) $  (5,215) $  (4,000) $  (1,033)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Net loss per common share..................................  $    (.53) $    (.39) $    (.66) $    (.40) $    (.08)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding........................      7,048      7,176      7,880     10,114     12,179
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

                                                                                AS OF JUNE 30,
                                                             -----------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital............................................  $   7,756  $   3,618  $   3,987  $  22,207  $  26,848
Total assets...............................................     23,786     24,063     25,522     64,429     65,509
Long-term obligations......................................      7,398      9,051      7,888      7,193      7,596
Shareholders' equity.......................................     13,453     11,328     10,188     52,152     52,096

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company develops, manufactures and markets medical and surgical devices through its Hyaluronate and the Oral Restorative Divisions.

    The Company has a number of relationships with corporate partners relating to the development and marketing of hyaluronate based products for a variety of medical applications, as well as certain non-hyaluronate based applications that utilize the Company's specialized manufacturing capabilities. Currently, the primary commercial application for the Company's hyaluronate is as a component in an ophthalmic surgical product marketed by Alcon for cataract surgery. Sales to Alcon are made under a supply agreement which extends through December 31, 1998. The agreement contains minimum purchase requirements totaling $10.4 million, consisting of $3.2 million in calendar year 1995 and $2.4 million in each of calendar years 1996 through 1998. At the time the agreement was renewed in 1994, the Company received a $6.3 million cash advance from Alcon against future purchases. During fiscal year 1997, the remaining portion of the $6.3 million advance on product purchases from Alcon was fully utilized. See "Liquidity and Capital Resources" and Note D to Consolidated Financial Statements.

    The Company's Oral Restorative Division markets a comprehensive line of titanium-based dental implants for tooth replacement therapy. In May 1992, the Company acquired the Sustain System from BII and subsequently, in July 1993, acquired ISS, the manufacturer of the Restore System and the ISS line of compatible components. The Company has enhanced and expanded these product lines since their acquisition. The Oral Restorative Division also manufactures and markets synthetic bone graft substitute products for the restoration of bone tissue deterioration resulting from periodontal disease and tooth loss. The Oral Restorative Division also markets other products for the regeneration of bone and soft tissue. The Division's products are marketed in the United States through the Company's direct sales force; in Italy through the Company's subsidiary, Lifecore Biomedical SpA; and in other countries through distributors.

RESULTS OF OPERATIONS

    NET SALES. Net sales increased $4,850,000 or 34% in fiscal 1997 from fiscal 1996, due to a $1,530,000 increase in sales to hyaluronate customers and a $3,320,000 increase in sales to oral restorative customers.

    Hyaluronate sales increased to $7,115,000 in fiscal 1997 from $5,585,000 in fiscal 1996. Sales to Alcon were $3,204,000, $2,861,000 and $3,182,000 for fiscal years 1997, 1996 and 1995. In fiscal years 1996 and 1995, sales to Alcon were at contract minimums. In fiscal year 1997, Alcon purchased above its contract minimum. Net sales to hyaluronate customers other than Alcon increased $1,187,000, or 44%, in fiscal 1997 from fiscal 1996. This increase was led mainly by sales to Chiron Vision which increased by 54% in fiscal 1997 from fiscal 1996. Hyaluronate sales increased to $5,585,000 in fiscal 1996 from $5,223,000 in fiscal 1995. The decrease in hyaluronate sales to Alcon from fiscal 1995 to fiscal 1996 was a result of Alcon purchasing only the required minimum purchases. Net sales to other hyaluronate customers increased $683,000 or 33% in fiscal 1996 from fiscal 1995.

    Oral restorative product sales increased 39% to $11,798,000 in fiscal 1997 from $8,478,000 in fiscal 1996. This increase primarily reflects the continued market acceptance of the Company's implant products, the effects of increased sales and marketing activities in the domestic market, and increased sales internationally through an expanded distributor network and at Lifecore Biomedical SpA. Oral restorative product sales increased 77% to $8,478,000 in fiscal 1996 from $4,795,000 in fiscal 1995. The increase in oral restorative product sales in fiscal 1996 was a result of increased marketing and sales activities in the domestic market, the introduction of CAPSET Barrier, sales from Lifecore Biomedical SpA which was in operation for the entire fiscal year 1996, and higher sales levels internationally.

    COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased to 48% for fiscal year 1997 from 65% for fiscal year 1996. The decrease resulted from fixed expenses being spread over increased product sales and the expanded utilization of the Company's aseptic and hyaluronate production capacity. Cost of goods sold, as a percentage of net sales, decreased to 65% for fiscal 1996 from 79% for fiscal 1995. The decrease in fiscal 1996 resulted from two main factors. First, fixed expenses were spread over increased product sales. Second, direct charges for idle capacity relating to the Company's manufacturing facility of hyaluronate products were lower than in the prior year. These improvements were partially offset by the negative impact incurred for the scale-up of aseptic ophthalmic syringe products. Cost of goods sold, as a percentage of net sales for the oral restorative products, decreased to 40% in fiscal 1997 from 46% in fiscal 1996 and 49% in fiscal 1995. The decreases resulted principally from spreading fixed expenses over increased oral restorative product sales in fiscal 1996 and 1997. Lower raw material costs as a result of the ability to purchase in larger quantities further contributed to the decrease in cost of goods sold.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $1,004,000 or 37% in fiscal 1997 from fiscal 1996. The increase in fiscal 1997 was principally a result of costs associated with human clinical trials on LUBRICOAT Gel. Activity on other products in development was higher in fiscal 1997 than in fiscal 1996 which accounted for the remainder of the increase. There was an increase of $1,318,000 or 95% in fiscal 1996 from fiscal 1995 as a result of the LUBRICOAT Gel human clinical trials and increased activity on other development projects.

    MARKETING AND SALES. Marketing and sales expenses increased by $1,108,000 or 25% in fiscal 1997 from fiscal 1996. The increase in expenses mainly occurred in the Oral Restorative Division. The components of this increase in fiscal 1997 were $417,000 for increased advertising and marketing costs, $363,000 due to higher compensation costs for expanded sales personnel and commissions on an increased sales base, $137,000 from Lifecore Biomedical SpA for increased sales personnel and expanded marketing efforts, and a general increase in telephone, travel and entertainment expenses. Marketing and sales expenses increased $1,318,000 or 43% in fiscal 1996 from fiscal 1995. The principal components of the increase in fiscal 1996 were $595,000 related to compensation costs, primarily associated with additional sales personnel, $171,000 related to advertising and sales literature costs, primarily resulting from a new product catalog issued in the fall of 1995, increased travel and related expenses from the additional sales personnel added in late fiscal 1995 and early fiscal 1996, and expenses related to the direct sales personnel at Lifecore Biomedical SpA, which has been in operation since April 1995.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $125,000 or 4% in fiscal 1997 from fiscal 1996 and increased $479,000 or 20% in fiscal 1996 from fiscal 1995. The increase in fiscal 1997 resulted mainly from higher personnel related costs, including salaries, health insurance, recruiting and relocation expenses. The fiscal 1996 increase was due to higher personnel related costs and to a lesser extent a full year of expenses from Lifecore Biomedical SpA.

    INSURANCE PROCEEDS, NET. In May 1996, the Company received net proceeds of $754,000 on an insurance claim for product that was damaged in production as a result of an equipment failure.

    OTHER INCOME (EXPENSE). Interest expense was lower in fiscal 1997 compared to fiscal 1996 due to a lower amount of debt outstanding and the capitalization of interest expense in conjunction with the facility expansion project. Interest income was greater in fiscal 1997 compared to fiscal 1996 as a result of a higher average amount of cash to invest than in fiscal 1996. Interest expense decreased in fiscal 1996 from fiscal 1995 due to a lower average debt outstanding during fiscal 1996. Interest income increased in fiscal 1996 from fiscal 1995 as a result of having additional cash available to invest from the proceeds received from the public stock offering completed in the second quarter of fiscal 1996 and the offshore stock offering in the fourth quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Inventories consist mainly of finished hyaluronate and oral restorative products and related raw materials. The portion of finished hyaluronate inventory that is not expected to be consumed within the next twelve months is classified as long-term. The finished hyaluronate inventory is maintained in a frozen state and has a shelf life in excess of five years. Total inventory increased $2,311,000 or 29% in fiscal 1997 from fiscal 1996 principally due to building of hyaluronate inventory levels in anticipation of the demand for LUBRICOAT Gel.

    The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronate Division's sales continue to increase, the Company's direct charges associated with excess plant capacity are decreasing; however, research and development costs for LUBRICOAT Gel, marketing and sales expenses for the oral restorative products, and personnel costs are increasing. Obligations under a promissory note in connection with the TefGen product line acquisition total $800,000 for fiscal 1998 and $800,000 for fiscal 1999. These payments may be made in cash or the Company's common stock at the Company's option. During the third quarter of fiscal 1997, the Company satisfied its lease commitment with Johnson & Johnson Finance Corporation by purchasing the equipment subject to the lease. The Company paid approximately $5.1 million in exchange for the specialized production equipment which Lifecore was utilizing under the operating lease. The lease termination is expected to favorably impact ongoing financial operating costs.

    The loan agreement between the Company and the holder of the industrial development revenue bonds issued to finance the Company's Chaska facility was amended in July 1997 to waive the fixed charge coverage ratio and the cash flow coverage ratio through June 30, 1998. With respect to certain of these covenants, the Company anticipates that it will be required to obtain further waivers for fiscal 1999. There can be no assurance that future waivers will be granted to the Company.

    The Company is in the process of expanding its manufacturing and distribution capabilities at its Chaska, Minnesota location. This expansion includes building and equipment expenditures for warehouse and distribution capabilities and to scale-up aseptic-packaging facilities for finished products. Construction-in-progress and advance deposits relating to the expansion of approximately $5,265,000 were incurred through June 30, 1997. The Company has signed contracts with an architect, a process engineering firm and a construction company for the expansion project. The contracts provide for the expansion to be completed in phases. The contracts may be terminated at any time at minimal cost to the Company. The Company anticipates that approximately $13-15 million will be expended in fiscal year 1998 to complete the expansion project. Funding will result from the redemption of investments, which at June 30, 1997 aggregate in excess of $20 million.

    In fiscal 1996, the Company completed public offerings of its Common Stock, providing net proceeds of approximately $45 million. The Company intends to use the net proceeds to expand its warehouse and distribution capabilities, to accelerate the scale-up of aseptic-packaging facilities in anticipation of significant commercial demand for finished hyaluronate products, for working capital, and for possible future redemption of all or a portion of the outstanding industrial development revenue bonds. The Company believes these capital resources are sufficient to meet the Company's needs through fiscal 1998, including its fixed obligations and anticipated operating cash flow deficits.

    The Company exercised its option under the ISS note payable to make the final principal payment due December 15, 1996 in the form of the Company's common stock. To satisfy the $450,000 amount due, 29,108 shares of common stock were issued under the formula described in the note.

    The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon the continued expansion of revenue from its hyaluronate and oral restorative businesses. Growth in the Hyaluronate Division is unpredictable due to the complex governmental regulatory environment for new medical products and the early stage of certain of these markets. Similarly, expansion of the Company's Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. In the short term, the Company expects its cash requirements to significantly exceed the cash generated from anticipated operations due to the capital expeditures outlined above. No assurance can be given that the Company will attain and maintain positive cash flow before its capital resources are exhausted. While the Company's capital resources appear adequate today, unforeseen events, prior to achieving and maintaining positive cash flow, could require additional financing. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

CAUTIONARY STATEMENT

    Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, in the Letter to Shareholders contained in the Annual Report to Shareholders, in future filings by the Company with the Securities and Exchange Commission and in the Company's press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) uncertainty of successful development of the Company's LUBRICOAT Gel, including the necessary PMA from the FDA, and of other new hyaluronate products; (ii) the Company's reliance on corporate partners to develop new products on a timely basis and to market the Company's existing and new hyaluronate products effectively; (iii) possible limitations on the Company's ability to meet anticipated significant commercial demand for LUBRICOAT Gel product on a timely basis; and (iv) intense competition in the markets for the Company's principal products. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements are listed under Item 14 of this report.

    Summarized unaudited quarterly financial data for 1997 and 1996 is as follows:

                                                                                  QUARTER
                                                           ------------------------------------------------------
                                                              FIRST         SECOND        THIRD         FOURTH
                                                           ------------  ------------  ------------  ------------
Year ended June 30, 1997
  Net sales..............................................  $  3,568,000  $  4,684,000  $  4,611,000  $  6,050,000
  Gross profit...........................................     1,470,000     2,173,000     2,858,000     3,360,000
  Net income (loss)......................................      (654,000)     (543,000)       27,000       137,000
  Net income (loss) per share............................  $       (.05) $       (.04) $    --       $        .01
  Weighted average shares outstanding....................    12,131,046    12,180,372    12,180,648    12,221,082

Year ended June 30, 1996
  Net sales..............................................  $  2,729,000  $  3,274,000  $  3,673,000  $  4,387,000
  Gross profit...........................................       739,000     1,159,000     1,433,000     1,559,000
  Net loss...............................................    (1,278,000)   (1,406,000)     (946,000)     (370,000)
  Net loss per share.....................................  $       (.16) $       (.14) $       (.09) $       (.03)
  Weighted average shares outstanding....................     7,982,218     9,965,553     9,991,045    11,933,814

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning director nominees is set forth in the section entitled "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held November 13, 1997, which is incorporated herein by reference. See also "Executive Officers of the Registrant" in Item 1 above.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation is set forth in the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Security ownership of certain owners and management is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of the report:

    1.  Consolidated Financial Statements

                                                                                FORM 10-K
                                                                             PAGE REFERENCE
                                                                           -------------------
Report of Independent Certified Public Accountants.......................          F-1

Consolidated Balance Sheets--June 30, 1996 and 1997......................          F-2

Consolidated Statements of Operations--years ended June 30, 1995, 1996
  and 1997...............................................................          F-4

Consolidated Statements of Cash Flows--years ended June 30, 1995, 1996
  and 1997...............................................................          F-5

Consolidated Statements of Shareholders' Equity--years ended June 30,
  1995, 1996 and 1997....................................................          F-6

Notes to Consolidated Financial Statements...............................   F-7 through F-20

    2.  Consolidated Financial Statement Schedules

                                                                                FORM 10-K
                                                                             PAGE REFERENCE
                                                                           -------------------
Schedule II - Valuation and Qualifying Accounts..........................          S-1

(b) Reports on Form 8-K

        None.

(c) Exhibits and Exhibit Index

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
   2.1     Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5%
           Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B)
           (Pursuant to Rule 24b-2, certain portions of this Exhibit have been deleted and filed separately with the Commission) (incorporated by reference to Exhibit 2.1 to Form 8-K dated
           July 8, 1993)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
   3.1     Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to
           Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December
           31, 1987), as amended by Amendment No. 2, filed herewith

   3.2     Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended
           June 30, 1995)

   3.3     Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank
           Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company's Form
           8-A Registration Statement dated May 31, 1996)

   4.1     Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2
           Registration Statement [File No. 33-12970])

  10.1     Loan Agreement dated as of September 1, 1990 between the City of Chaska and the Company
           (incorporated by reference from Exhibit 4.2 to the Registrant's Form 10-K for the year ended
           June 30, 1990, as amended on Form 8 dated October 12, 1990) as amended on June 10, 1991 and
           July 24, 1991 (incorporated by reference from Exhibit 10.2 to the Registrant's Amendment No. 1 to Form 1991 S-2 Registration Statement [File No. 33-41291]) as amended on August 3, 1992
           (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1992) as amended on July 28, 1994 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1994), as amended on July 27, 1995 (incorporated by reference to exhibit 10.1 to Form 10-K for the year ended June 30, 1995), as amended on July 8, 1996, (incorporated by reference to exhibit 10.1 to Form 10-K for the year ended June 30, 1996), as amended on July
           1, 1997, filed herewith

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

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
           to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

  10.6     Employment Agreement dated June 10, 1991 with James W. Bracke (incorporated by reference to
           Exhibit 10.11 to 1991 S-2 Registration Statement [File No. 33-41291]), as amended by letter agreement dated on August 14, 1995 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 1995)

  10.7     Form of Indemnification Agreement entered into between the Company and directors and officers
           (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

  10.8     1987 Stock Option Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration
           Statement [File No. 33-26065])

  10.9     1987 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8
           Registration Statement [File No. 33-19288])

  10.10    1990 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8
           Registration Statement [File No. 33-32984])

  10.11    1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File
           No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to
           Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2, filed herewith

  10.12    Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore
           Biomedical, Inc. and Ethicon, Inc. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to
           Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

  10.13    Equipment Lease dated May 28, 1991 between the Registrant and Johnson & Johnson Finance
           Corporation (incorporated herein by reference from Exhibit 10.20 to 1991 S-2 Registration
           Statement [File No. 33-12970]) as amended in May 1992 (incorporated by reference to Exhibit
           10.15 to Form 10-K for the year ended June 30, 1992), as amended in January 1993 (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended June 30, 1993), as amended in
           January 1994 and March 1994 (incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 1994)

  10.14    1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement
           [File No. 333-18515])

  10.15    Amendment No. 2 to Hyaluronate Purchase Agreement dated December 4, 1992 between Lifecore
           Biomedical, Inc. and Alcon Surgical, Inc. (pursuant to Rule 24b-2, certain portions of this
           Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 28 to Form 8-K dated December 4, 1992)

  10.16    Amendment No. 3 to Hyaluronate Purchase Agreement dated May 12, 1993 between Lifecore


 EXHIBIT
 NUMBER    DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
           Biomedical, Inc. and Alcon Surgical, Inc. (pursuant to Rule 24b-2, certain portions of this
           Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended June 30, 1993 as amended on Form 10-K/A dated
           December 15, 1994)

  10.17    Letter Agreement dated October 28, 1992 between the Company and Bio-Interfaces, Inc.
           (incorporated by reference to Exhibit 28.1 to Form 8-K dated October 5, 1992)

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

  10.20    Supply Agreement dated December 7, 1994 between Lifecore Biomedical, Inc. and IOLAB
           Corporation (now Chiron Vision) (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit
           10.20 to Form 10-K for the year ended June 30, 1995)

  10.21    Standard Form of Agreement Between Owner and Construction Manager dated June 1, 1996 between
           Lifecore Biomedical, Inc. and Marshall Contractors, Inc., filed herewith

  10.22    General Conditions of the Contract for Construction relating to the Standard Form of Agreement
           Between Owner and Construction Manager dated June 1, 1996 between Lifecore Biomedical, Inc.
           and Marshall Contractors, Inc., filed herewith

  23.1     Consent of Grant Thornton LLP

   27      Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LIFECORE BIOMEDICAL, INC.

Dated: August 28, 1997
                                By:  /s/ JAMES W. BRACKE
                                     ------------------------------------------
                                     James W. Bracke, Ph.D.
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                     AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Dated: August 28, 1997          By    /s/ DENNIS J. ALLINGHAM
                                      --------------------------------------
                                      Dennis J. Allingham
                                      VICE PRESIDENT AND CHIEF FINANCIAL
                                      OFFICER
                                      (PRINCIPAL FINANCIAL OFFICER)

Dated: August 28, 1997          By    /s/ JAMES W. BRACKE
                                      --------------------------------------
                                      James W. Bracke, Ph.D.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      (PRINCIPAL EXECUTIVE OFFICER),
                                      SECRETARY AND DIRECTOR

Dated: August 28, 1997          By    /s/ ORWIN L. CARTER
                                      --------------------------------------
                                      Orwin L. Carter
                                      DIRECTOR

Dated: August 28, 1997          By    /s/ JOAN L. GARDNER
                                      --------------------------------------
                                      Joan L. Gardner
                                      DIRECTOR

Dated: August 28, 1997          By    /s/ THOMAS H. GARRETT
                                      --------------------------------------
                                      Thomas H. Garrett
                                      DIRECTOR

Dated: August 28, 1997          By    /s/ JOHN C. HEINMILLER
                                      --------------------------------------
                                      John C. Heinmiller
                                      DIRECTOR

Dated: August 28, 1997          By    /s/ DONALD W. LARSON
                                      --------------------------------------
                                      Donald W. Larson
                                      DIRECTOR

Dated: August 28, 1997          By    /s/ RICHARD W. PERKINS
                                      --------------------------------------
                                      Richard W. Perkins
                                      DIRECTOR

Dated: August 28, 1997          By    /s/ MARK T. SELLNOW
                                      --------------------------------------
                                      Mark T. Sellnow
                                      CONTROLLER (PRINCIPAL ACCOUNTING
                                      OFFICER)

              (This page has been left blank intentionally.)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
  Lifecore Biomedical, Inc.

    We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (a Minnesota corporation) and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifecore Biomedical, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

    We have also audited Schedule II of Lifecore Biomedical, Inc. and Subsidiaries for each of the three years in the period ended June 30, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
August 1, 1997

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,

                                    ASSETS

                                                        1996          1997
                                                    ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents (note A2).............  $  3,264,000  $  1,371,000
  Short-term investments (note A3)................    14,947,000    16,630,000
  Accounts receivable, less allowances (notes A4
    and A9).......................................     2,326,000     4,792,000
  Inventories (note A5)...........................     5,954,000     8,440,000
  Prepaid expenses................................       800,000     1,432,000
                                                    ------------  ------------
      Total current assets........................    27,291,000    32,665,000

PROPERTY, PLANT AND EQUIPMENT--AT COST (notes A6,
  C, E and H)
  Land............................................       249,000       249,000
  Building........................................     6,848,000     7,977,000
  Equipment.......................................     5,167,000     9,492,000
  Land and building improvements..................     1,406,000     1,510,000
                                                    ------------  ------------
                                                      13,670,000    19,228,000
  Less accumulated depreciation...................    (5,009,000)   (5,483,000)
                                                    ------------  ------------
                                                       8,661,000    13,745,000
  Construction-in-progress and advance deposits...       --          5,265,000
                                                    ------------  ------------
                                                       8,661,000    19,010,000
OTHER ASSETS
  Intangibles (notes A7 and B)....................     4,268,000     6,306,000
  Long-term investments (note A3).................    20,137,000     3,960,000
  Security deposits (note C)......................       788,000       786,000
  Inventories (note A5)...........................     2,014,000     1,839,000
  Other (note A8).................................     1,270,000       943,000
                                                    ------------  ------------
                                                      28,477,000    13,834,000
                                                    ------------  ------------
                                                    $ 64,429,000  $ 65,509,000
                                                    ------------  ------------
                                                    ------------  ------------

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                    JUNE 30,

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        1996          1997
                                                    ------------  ------------

CURRENT LIABILITIES
  Current maturities of long-term obligations
    (note C)......................................  $    698,000  $    918,000
  Accounts payable (note H).......................     1,156,000     3,613,000
  Accrued compensation............................       548,000       638,000
  Accrued expenses................................       730,000       648,000
  Customers' deposits (note D)....................     1,952,000       --
                                                    ------------  ------------
      Total current liabilities...................     5,084,000     5,817,000
LONG-TERM OBLIGATIONS (note C)....................     7,193,000     7,596,000
COMMITMENTS AND CONTINGENCIES (notes D, E, H, K
  and M)..........................................       --            --
SHAREHOLDERS' EQUITY (notes B, C, G and K)
  Preferred stock--authorized, 25,000,000 shares
    of $1.00 stated value; none issued............       --            --
  Preferred stock, Series A Junior
    Participating--authorized, 500,000 shares of
    $1.00 par value; none issued..................       --            --
  Common stock--authorized, 50,000,000 shares of
    $.01 stated value; issued and outstanding,
    12,121,971 and 12,222,722 shares at June 30,
    1996 and 1997.................................       121,000       122,000
  Additional paid-in capital......................    83,139,000    84,115,000
  Accumulated deficit.............................   (31,108,000)  (32,141,000)
                                                    ------------  ------------
                                                      52,152,000    52,096,000
                                                    ------------  ------------
                                                    $ 64,429,000  $ 65,509,000
                                                    ------------  ------------
                                                    ------------  ------------

        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED JUNE 30,

                                                                          1995           1996           1997
                                                                      -------------  -------------  -------------
Net sales (notes A9 and J)..........................................  $  10,018,000  $  14,063,000  $  18,913,000
Cost of goods sold..................................................      7,900,000      9,173,000      9,052,000
                                                                      -------------  -------------  -------------
    Gross profit....................................................      2,118,000      4,890,000      9,861,000

Operating expenses
  Research and development..........................................      1,381,000      2,699,000      3,703,000
  Marketing and sales...............................................      3,038,000      4,356,000      5,464,000
  General and administrative........................................      2,382,000      2,861,000      2,986,000
  Insurance proceeds, net (note L)..................................       --             (754,000)      --
                                                                      -------------  -------------  -------------
                                                                          6,801,000      9,162,000     12,153,000
                                                                      -------------  -------------  -------------
    Loss from operations............................................     (4,683,000)    (4,272,000)    (2,292,000)
Other income (expense)
  Interest expense..................................................       (854,000)      (814,000)      (641,000)
  Interest income...................................................        322,000      1,086,000      1,900,000
                                                                      -------------  -------------  -------------
                                                                           (532,000)       272,000      1,259,000
                                                                      -------------  -------------  -------------
    NET LOSS........................................................  $  (5,215,000) $  (4,000,000) $  (1,033,000)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
    Net loss per common share (notes A10 and A11)...................  $        (.66) $        (.40) $        (.08)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average common shares outstanding..........................      7,879,538     10,114,149     12,179,008
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,

                                                                        1995            1996            1997
                                                                    -------------  --------------  --------------
Cash flows from operating activities:
Net loss..........................................................  $  (5,215,000) $   (4,000,000) $   (1,033,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...................................        939,000       1,015,000       1,406,000
  Allowance for doubtful accounts.................................        141,000          67,000        --
  Changes in operating assets and liabilities
    Accounts receivable...........................................       (357,000)       (795,000)     (2,466,000)
    Inventories...................................................       (862,000)     (1,810,000)     (2,311,000)
    Prepaid expenses..............................................       (142,000)       (396,000)       (632,000)
    Accounts payable..............................................        171,000         410,000       2,457,000
    Accrued liabilities...........................................        101,000         457,000           8,000
    Customers' deposits...........................................      3,320,000      (2,788,000)     (1,952,000)
                                                                    -------------  --------------  --------------
      Total adjustments...........................................      3,311,000      (3,840,000)     (3,490,000)
                                                                    -------------  --------------  --------------
Net cash used in operating activities.............................     (1,904,000)     (7,840,000)     (4,523,000)

Cash flows from investing activities:
  Purchases of property, plant and equipment......................       (449,000)     (1,147,000)    (11,338,000)
  Purchases of intangibles........................................        (51,000)        (33,000)       (840,000)
  Purchases of investments........................................       --           (67,832,000)    (11,379,000)
  Maturities of investments.......................................       --            32,748,000      25,844,000
  Decrease (increase) in security deposits........................        (97,000)        234,000           2,000
  Decrease (increase) in other assets.............................       (130,000)       (420,000)        341,000
                                                                    -------------  --------------  --------------
Net cash provided by (used in) investing activities...............       (727,000)    (36,450,000)      2,630,000
                                                                    -------------  --------------  --------------
Cash flows from financing activities:
  Payments of long-term obligations...............................       (993,000)     (1,136,000)       (527,000)
  Proceeds from issuance of common stock..........................      3,985,000      45,305,000        --
  Proceeds from stock options exercised...........................         90,000         659,000         527,000
                                                                    -------------  --------------  --------------
Net cash provided by financing activities.........................      3,082,000      44,828,000        --
                                                                    -------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents..............        451,000         538,000      (1,893,000)
Cash and cash equivalents at beginning of year....................      2,275,000       2,726,000       3,264,000
                                                                    -------------  --------------  --------------
Cash and cash equivalents at end of year..........................  $   2,726,000  $    3,264,000  $    1,371,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest......................................................  $     835,000  $      784,000  $      737,000

        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                COMMON STOCK
                                                          ------------------------   ADDITIONAL
                                                             SHARES                    PAID-IN      ACCUMULATED
                                                             ISSUED       AMOUNT       CAPITAL        DEFICIT
                                                          ------------  ----------  -------------  --------------
Balances at June 30, 1994...............................     7,195,689  $   72,000  $  33,149,000  $  (21,893,000)
  Exercise of stock options and employee stock purchase
    savings plan........................................        19,082      --             90,000        --
  Proceeds from sale of common stock
    (note K)............................................       757,396       8,000      3,977,000        --
  Net loss for the year ended June 30, 1995.............       --           --           --            (5,215,000)
                                                          ------------  ----------  -------------  --------------
Balances at June 30, 1995...............................     7,972,167      80,000     37,216,000     (27,108,000)
  Exercise of stock options and employee stock purchase
    savings plan, net of 628 shares surrendered in
    payment.............................................       119,804       1,000        658,000        --
  Proceeds from sale of common stock
    (note G)............................................     4,030,000      40,000     45,265,000        --
  Net loss for the year ended June 30, 1996.............       --           --           --            (4,000,000)
                                                          ------------  ----------  -------------  --------------
Balances at June 30, 1996...............................    12,121,971     121,000     83,139,000     (31,108,000)
  Exercise of stock options and employee stock purchase
    savings plan, net of 1,588 shares surrendered in
    payment.............................................        71,643       1,000        545,000        --
  Issuance of common stock issued as payment of debt
    (note C)............................................        29,108      --            431,000        --
  Net loss for the year ended June 30, 1997.............       --           --           --            (1,033,000)
                                                          ------------  ----------  -------------  --------------
Balances at June 30, 1997...............................    12,222,722  $  122,000  $  84,115,000  $  (32,141,000)
                                                          ------------  ----------  -------------  --------------
                                                          ------------  ----------  -------------  --------------

        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    A summary of significant accounting policies consistently applied in the preparation of the financial statements follows:

1.  CONSOLIDATION POLICY

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Implant Support Systems, Inc. and Lifecore Biomedical SpA. All intercompany balances and transactions have been eliminated in consolidation.

2.  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 1996 and 1997, principally all of the Company's cash and cash equivalents are invested in a money market fund.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.  INVESTMENTS

    The Company has invested its excess cash in commercial paper, government agencies and medium term corporate notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments.

    At June 30, 1996 and 1997, amortized cost approximates fair value of held-to-maturity investments which consist of the following:

                                                                     1996           1997
                                                                 -------------  -------------
Short-term investments:
  Medium term corporate notes..................................  $    --        $  12,800,000
  Commercial paper.............................................     12,447,000      2,627,000
  U.S. Government Agencies.....................................      2,500,000      1,203,000
                                                                 -------------  -------------
                                                                    14,947,000     16,630,000
Long-term investments:
  U.S. Government Agencies.....................................      1,242,000       --
  Medium term corporate notes..................................     18,895,000      3,960,000
                                                                 -------------  -------------
                                                                    20,137,000      3,960,000
                                                                 -------------  -------------
                                                                 $  35,084,000  $  20,590,000
                                                                 -------------  -------------
                                                                 -------------  -------------

4.  ACCOUNTS RECEIVABLE

    The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. The Company's customers are located primarily throughout the United States and Europe. Management performs on-going credit evaluations of its customers. The Company maintains allowances for potential credit losses which were $286,000 at June 30, 1996 and 1997.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

5.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:

                                                                         AS OF JUNE 30,
                                                                   ---------------------------
                                                                       1996          1997
                                                                   ------------  -------------
Raw materials....................................................  $  2,632,000  $   2,819,000
Work-in-process..................................................        82,000        205,000
Finished goods...................................................     5,254,000      7,255,000
                                                                   ------------  -------------
                                                                   $  7,968,000  $  10,279,000
                                                                   ------------  -------------
                                                                   ------------  -------------

6.  DEPRECIATION

    Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Depreciation expense was approximately $559,000, $628,000 and $990,000 for the years ended June 30, 1995, 1996 and 1997. Lives used in straight-line depreciation for financial reporting purposes are as follows:

                                                                                    NUMBER OF
                                                                                      YEARS
                                                                                    ----------
Building..........................................................................    18-25
Equipment.........................................................................     3-15
Land and building improvements....................................................      18

7.  INTANGIBLES

    Intangibles consist primarily of the cost of the technology and regulatory rights related to the Sustain Dental Implant System product line acquired in May 1992, the goodwill related to the July 1993 acquisition of Implant Support Systems, Inc., and the cost of the technology and regulatory rights related to the TefGen Regenerative Membrane product line acquired in May 1997.

    On an ongoing basis, the Company reviews the valuation and amortization of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. The cost of the technology and regulatory rights and the goodwill are being amortized on the straight-line method over 15 years, their estimated useful lives. Accumulated amortization of intangibles was $1,256,000 and $1,647,000 at June 30, 1996 and 1997.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

8.  OTHER ASSETS

    Included within other assets are costs incurred to register patents and trademarks which are capitalized as incurred. Amortization of these costs commences when the related patent or trademark is granted. The costs are amortized over the estimated useful life of the patent or trademark, not to exceed 17 years. Patents and trademarks consist of the following:

                                                                            AS OF JUNE 30,
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
Patents...............................................................  $  160,000  $  169,000
Trademarks............................................................      59,000      61,000
                                                                        ----------  ----------
                                                                           219,000     230,000
Less accumulated amortization.........................................     (83,000)    (97,000)
                                                                        ----------  ----------
                                                                        $  136,000  $  133,000
                                                                        ----------  ----------
                                                                        ----------  ----------

9.  REVENUE RECOGNITION AND PRODUCT WARRANTY

    The Company recognizes revenue when product is shipped or otherwise accepted by the customer. Under the terms of a contract covering sales of ophthalmic hyaluronate, the Company's product is under warranty against non-compliance with product specifications. A provision is made for the estimated cost of replacing or further processing any product not complying with the warranted product specifications.

10. NET LOSS PER COMMON SHARE

    Net loss per common share is based upon the weighted average outstanding common shares.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") has issued Statement No. 128 "Earnings Per Share", which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

    In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal year 1999. Statement No. 130 will require the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information.

    The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.

NOTE B--ACQUISITION OF TEFGEN PRODUCT LINE

    In May 1997, the Company acquired the technology and regulatory rights in the TefGen product line from Bridger Biomed, Inc. As consideration for the $2,400,000 acquisition price, the Company paid $800,000 in cash and issued a note payable for $1,600,000. The note bears interest at 6% per annum with principal payments of $800,000 plus interest due annually in May 1998 and 1999. The principal payments may be made in cash or the Company's common stock at the Company's option. If the Company chooses its common stock as the form of payment, the note holder has certain registration rights. The note is secured by the purchased assets. The cost of the technology and regulatory rights is being amortized on a straight-line basis over 15 years.

NOTE C--LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following:

                                                                          AS OF JUNE 30,
                                                                    --------------------------
                                                                        1996          1997
                                                                    ------------  ------------
Industrial development revenue bonds..............................  $  6,825,000  $  6,749,000
Note payable......................................................       450,000     1,600,000
Real estate special assessments...................................       207,000       165,000
Deferred lease payments...........................................       409,000       --
                                                                    ------------  ------------
                                                                       7,891,000     8,514,000
Less current maturities...........................................      (698,000)     (918,000)
                                                                    ------------  ------------
                                                                    $  7,193,000  $  7,596,000
                                                                    ------------  ------------
                                                                    ------------  ------------

INDUSTRIAL DEVELOPMENT REVENUE BONDS

    On September 28, 1990, the Company completed a $7,000,000 transaction to finance its manufacturing and administrative facility through the issuance of 30-year industrial development revenue bonds by the municipality where the facility is located. The bonds are collateralized by a first mortgage on the facility and bear interest at 10.25%. The Company is required to make debt service payments on the bonds of approximately $775,000 per year for fiscal years 1996 through 2021. The payments are required to be made monthly to a sinking fund. At June 30, 1997, the Company has approximately $700,000 on deposit with the bond trustee to cover the reserve fund requirement. The Company has the right to redeem the

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE C--LONG-TERM OBLIGATIONS (CONTINUED)

bonds commencing September 1, 1998 upon the payment of the outstanding principal balance plus accrued interest and a premium. The premium is 8% of the principal amount during the year commencing September 1, 1998 and declines during subsequent years.

    The terms of the loan agreement require the Company to comply with various financial covenants including minimum current ratio, fixed charges coverage and cash flow coverage requirements and maximum debt to net worth limitation. The fixed charges coverage and cash flow coverage requirements have been waived by the bondholder through fiscal 1998. The debt to net worth ratio covenant has the effect of restricting the payment of cash dividends or repurchases of common stock.

NOTE PAYABLE

    On July 28, 1993, the Company acquired all of the outstanding shares of common stock of Implant Support Systems, Inc. ("ISS"). The Company paid $682,000 in cash, issued a $2,000,000 note payable and assumed certain liabilities. The payment terms of the note payable were amended in September 1994. The note, as amended, required interest to be paid quarterly at 5% with principal payments of $700,000 paid during fiscal 1995, $850,000 paid in October 1995 and $450,000 which was paid on December 15, 1996. The Company exercised its option under the ISS note payable to make the final principal payment due December 15, 1996 in the form of the Company's common stock. To satisfy the $450,000 amount due, 29,108 shares of common stock were issued under the formula described in the note.

    In May 1997, the Company issued a note payable for $1,600,000 as part of the consideration paid to the seller of the TefGen product line (see Note B).

REAL ESTATE SPECIAL ASSESSMENTS

    In connection with special land improvements added during and after the construction of the Company's manufacturing and administrative facility the property has been assessed special assessments. The special assessments bear interest at 8.5% with principal and interest payments due semi-annually through 2001.

DEFERRED LEASE PAYMENTS

    The Company had recorded deferred lease payments to reflect the expense on a straight-line basis for lease payments due under its equipment leases. In February 1997, the Company purchased the equipment subject to the leases (see Note E).

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE C--LONG-TERM OBLIGATIONS (CONTINUED)

    At June 30, 1996 and 1997, the carrying amounts of long-term obligations approximate the fair value of these obligations. The aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:

1998........................................................  $   918,000
1999........................................................      933,000
2000........................................................      143,000
2001........................................................      139,000
2002........................................................      120,000
Thereafter..................................................    6,261,000
                                                              -----------
                                                              $ 8,514,000
                                                              -----------
                                                              -----------

    At June 30, 1997, the Company capitalized $87,000 of interest expense in conjunction with the facility expansion at its Chaska, Minnesota location.

NOTE D--CUSTOMERS' DEPOSITS

    In November 1994, Lifecore renewed its current supply contract with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. ("Alcon") through December of 1998. The agreement contains minimum annual purchase requirements totaling $10,400,000 for calendar years 1995 through 1998. Lifecore received a $6,300,000 cash advance from Alcon against future contract purchases. Product has been delivered in quantities sufficient to fully utilize the cash advance as of June 30, 1997.

NOTE E--OPERATING LEASES

    The Company leased equipment under an operating lease with Johnson & Johnson Finance Corporation ("JJFC"), an affiliate of the Company's customers, Ethicon, Inc. and Johnson & Johnson Medical, Ltd.. JJFC is also an affiliate of Johnson & Johnson Development Corporation, a shareholder of the Company (see Note K). In February 1997, the Company satisfied this lease commitment by purchasing the equipment subject to the lease. The purchase price of the equipment was approximately $5.1 million. Additionally, the Company had entered into operating leases with a financial institution for approximately $900,000 of furniture and fixtures. During the year ended June 30, 1996, the Company purchased from the financial institution the furniture and fixtures subject to the operating leases. Operating lease expense was approximately $1,911,000, $1,825,000 and $665,000 for the years ended June 30, 1995, 1996 and 1997.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE F--INCOME TAXES

    Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Deferred tax assets (liabilities) consist of the following at June 30:

                                                                     1996            1997
                                                                --------------  --------------
Deferred tax assets
  Net operating loss carryforward.............................  $    9,106,000  $    9,855,000
  Capital loss carryforward...................................         377,000         377,000
  Tax credit carryforward.....................................         263,000         289,000
  Inventories.................................................       1,281,000         989,000
  Other.......................................................         246,000         263,000
                                                                --------------  --------------
    Total deferred tax assets.................................      11,273,000      11,773,000
Deferred tax liabilities
  Deferred lease payments.....................................        (230,000)       --
  Depreciation................................................        (517,000)       (752,000)
                                                                --------------  --------------
    Total deferred tax liabilities............................        (747,000)       (752,000)
                                                                --------------  --------------
Net deferred tax asset before valuation allowance.............      10,526,000      11,021,000
Valuation allowance...........................................     (10,526,000)    (11,021,000)
                                                                --------------  --------------
Net deferred tax asset........................................  $     --        $     --
                                                                --------------  --------------
                                                                --------------  --------------

    The deferred tax asset valuation allowance increased $495,000 during 1997, since these benefits may not be realized.

    At June 30, 1997, the Company had approximately $27,700,000 of net operating loss carryforwards for tax reporting purposes, which expire in 1999 through 2012 and income tax credit carryforwards of approximately $289,000 which expire in 1998 through 2007.

NOTE G--SHAREHOLDERS' EQUITY

OFFERINGS OF COMMON STOCK

    On October 18, 1995, the Company received net proceeds of approximately $19,852,000 from the sale of 2,200,000 shares of its common stock through a public offering. On November 16, 1995, the Company received net proceeds of approximately $3,010,000 when the underwriters purchased an additional 330,000 shares of common stock related to the over-allotment option.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE G--SHAREHOLDERS' EQUITY (CONTINUED)

    On April 11, 1996, the Company completed the sale of 1,500,000 shares of its common stock and received net proceeds of approximately $22,443,000 through a Regulation S offering to qualified investors outside the United States.

STOCK OPTION PLANS

    The Company has three stock option plans. In November 1987, the shareholders adopted the 1987 Stock Plan (the "1987 Plan") to provide for options to be granted to certain eligible salaried employees and non-employee members of the Board of Directors. A total of 300,000 shares of common stock are reserved for issuance under the 1987 Plan. In November 1990, the shareholders adopted the 1990 Stock Plan (the "1990 Plan") to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1990 Plan. In November 1993, the 1990 Plan was amended to provide for a total of 1,000,000 shares of common stock reserved for issuance under the 1990 Plan. In November 1996, the shareholders adopted the 1996 Stock Plan (the "1996 Plan") to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1996 Plan. A total of 3,000,000 shares of common stock are reserved for issuance under the 1996 Plan. Options will be granted under all plans at exercise prices which are determined by a committee as appointed by the Board of Directors. Options granted to date under all plans have been at fair market value. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

    Option transactions under the 1987, 1990 and 1996 Stock Plans during the three years ended June 30, 1997 are summarized as follows:

                                                                 NUMBER OF   WEIGHTED AVERAGE
                                                                   SHARES     EXERCISE PRICE
                                                                 ----------  -----------------
Outstanding at July 1, 1994....................................     562,517      $    7.97
  Granted......................................................     164,500           5.24
  Exercised....................................................      (8,473)          4.24
  Canceled.....................................................     (89,125)         10.19
                                                                 ----------         ------
Outstanding at June 30, 1995...................................     629,419           7.00
  Granted......................................................     181,500          12.45
  Exercised....................................................     (98,257)          5.59
  Canceled.....................................................     (30,417)          8.82
                                                                 ----------         ------
Outstanding at June 30, 1996...................................     682,245           8.74
  Granted......................................................     876,168          16.74
  Exercised....................................................     (63,507)          6.82
  Canceled.....................................................     (45,625)          9.67
                                                                 ----------         ------
Outstanding at June 30, 1997...................................   1,449,281      $   13.63
                                                                 ----------         ------
                                                                 ----------         ------

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE G--SHAREHOLDERS' EQUITY (CONTINUED)


                                                                 NUMBER OF   WEIGHTED AVERAGE
                                                                   SHARES     EXERCISE PRICE
                                                                 ----------  -----------------
Options exercisable at June 30:
  1995.........................................................     337,818      $    7.81
  1996.........................................................     331,520           8.10
  1997.........................................................     529,745          10.49

    The following table summarizes information concerning currently outstanding and exercisable stock options:

                              OPTIONS OUTSTANDING

                                   WEIGHTED AVERAGE
    RANGE OF        NUMBER       REMAINING CONTRACTUAL    WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING            LIFE              EXERCISE PRICE
----------------  -----------  -------------------------  -----------------
  $ 2.63 -  3.94      85,833            4.9 years             $    3.48
    4.00 -  5.91     103,330            6.6 years                  5.53
    6.13 -  8.86      93,075            6.6 years                  7.00
    9.13 - 13.29     210,375            7.1 years                 10.65
   13.38 - 19.93     950,668            9.0 years                 16.70
   20.00 - 20.25       6,000            9.2 years                 20.02
                  -----------
                   1,449,281
                  -----------
                  -----------

                              OPTIONS EXERCISABLE

    RANGE OF        NUMBER     WEIGHTED AVERAGE
EXERCISE PRICES   EXERCISABLE   EXERCISE PRICE
----------------  -----------  -----------------
  $ 2.63 -  3.94      74,916       $    3.43
    4.00 -  5.91      76,796            5.60
    6.13 -  8.86      62,575            6.96
    9.13 - 13.29     114,833           10.34
   13.38 - 19.93     200,500           16.19
   20.00 - 20.25         125           20.25
                  -----------
                     529,745
                  -----------
                  -----------

    The weighted average fair value of options granted in 1996 and 1997 was $8.53 and $11.80 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1997: no dividend yield; risk-free rate of return of 6%; volatility of 74.5% and 72.8%; and an average term of 5.9 years and 6.4 years. The Company's 1996 and 1997 proforma net loss and net loss per share would have been $4,234,000 and $2,768,000 or $.42 and $.23 per share had the fair value method been used for valuing options granted during 1996 and 1997. These effects may not be representative of the future effects of applying the fair value method.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE G--SHAREHOLDERS' EQUITY (CONTINUED)

EMPLOYEE STOCK PURCHASE SAVINGS PLAN

    The 1990 Employee Stock Purchase Savings Plan ("ESPSP") provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the anniversary date of such plan's commencement or the termination date of the plan, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan year to purchase the stock. Since inception of the ESPSP a total of 87,931 shares have been issued, including 10,609 shares for approximately $54,000 in 1995, 21,725 shares for approximately $111,000 during 1996 and 9,374 shares for approximately $142,000 during 1997. At June 30, 1997, the Company had 62,069 shares reserved for future issuance under the ESPSP.

SHAREHOLDER RIGHTS PLAN

    In May 1996 the Board of Directors unanimously adopted a shareholder rights plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire the Company. The Board declared a distribution of one Right for each share of common stock outstanding on June 15, 1996. Each Right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of Lifecore at an initial exercise price of $110.00. Initially, the Rights will be attached to the common stock and will not be exercisable. They become exercisable only following the acquisition by a person or group, without the prior consent of the Company's Board of Directors, of 15 percent or more of the Company's voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 15 percent or more.

    In the event that the Rights become exercisable, each Right will entitle the holder to purchase, at the exercise price, common stock with a market value equal to twice the exercise price and, should the Company be acquired, each Right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Rights owned by the acquiring person would become void. In certain specified instances, the Rights may be redeemed by the Company. If not redeemed, they would expire on June 15, 2006.

NOTE H--COMMITMENTS AND CONTINGENCIES

CONSTRUCTION AGREEMENTS

    The Company is in the process of expanding its manufacturing and distribution capabilities at its Chaska, Minnesota location. This expansion includes building and equipment expenditures for warehouse and distribution capabilities and to expand aseptic-packaging facilities for finished products. Construction-in-progress and advance deposits relating to the expansion of approximately $5,265,000 were incurred through June 30, 1997. The Company has signed contracts with an architect, a process engineering firm

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE H--COMMITMENTS AND CONTINGENCIES (CONTINUED)

and a construction company for the expansion project. The contracts provide for the expansion to be completed in phases. The contracts may be terminated at any time at minimal cost to the Company. At June 30, 1997, firm purchase commitments of approximately $2,161,000 have been recorded in accounts payable.

ROYALTY AGREEMENTS

    The Company has entered into agreements which provide for royalty payments based on a percentage of net sales of certain products. Royalty expense under these agreements was $78,000 and $153,000 for the years ended June 30, 1996 and 1997. Royalty expense for 1995 was not material.

SEVERANCE AGREEMENTS

    The Company has an agreement with each officer that provides severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum contingent liability under these agreements at June 30, 1997 is approximately $1,260,000.

NOTE I--EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) profit sharing plan for eligible employees. Contributions by the Company are determined by the Board of Directors. There have been no Company contributions since the inception of the plan.

NOTE J--SEGMENT INFORMATION

     The Company's two business segments are the manufacturing, marketing and selling of products containing hyaluronate (the "Hyaluronate Division") and oral restorative products (the "Oral Restorative Division").

    Currently, products containing hyaluronate are sold primarily to customers pursuant to supply agreements between the Company and its customers. Currently, Alcon is a major customer of the Company. Sales to Alcon were 32%, 20% and 17% of total sales in 1995, 1996 and 1997.

    The Company's Oral Restorative Division markets products throughout the United States and Italy directly to clinicians and dental laboratories through a direct sales force and primarily through distributorship arrangements in foreign locations.

    Sales to customers located principally in Europe accounted for 20%, 25% and 28% of total Company sales during the years ended June 30, 1995, 1996 and 1997. The operations of the Company's

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE J--SEGMENT INFORMATION (CONTINUED)

Italian subsidiary, Lifecore Biomedical SpA, have not been material to the consolidated financial statements.

    Segment information for the Company is as follows:

                                                             YEARS ENDED JUNE 30,
                                                  -------------------------------------------
                                                      1995           1996           1997
                                                  -------------  -------------  -------------
Net sales
  Hyaluronate products..........................  $   5,223,000  $   5,585,000  $   7,115,000
  Oral restorative products.....................      4,795,000      8,478,000     11,798,000
                                                  -------------  -------------  -------------
                                                  $  10,018,000  $  14,063,000  $  18,913,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------
Loss from operations
  Hyaluronate products..........................  $  (3,309,000) $  (3,472,000) $  (1,877,000)
  Oral restorative products.....................     (1,374,000)      (800,000)      (415,000)
                                                  -------------  -------------  -------------
                                                  $  (4,683,000) $  (4,272,000) $  (2,292,000)
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------
Capital expenditures
  Hyaluronate products..........................  $     395,000  $     798,000  $  11,112,000
  Oral restorative products.....................         54,000        349,000        226,000
                                                  -------------  -------------  -------------
                                                  $     449,000  $   1,147,000  $  11,338,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------
Depreciation and amortization expense
  Hyaluronate products..........................  $     554,000  $     561,000  $     878,000
  Oral restorative products.....................        385,000        454,000        528,000
                                                  -------------  -------------  -------------
                                                  $     939,000  $   1,015,000  $   1,406,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

                                                                        AS OF JUNE 30,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Identifiable assets
  Hyaluronate products.........................................  $  14,144,000  $  27,576,000
  Oral restorative products....................................     11,937,000     15,972,000
  General corporate............................................     38,348,000     21,961,000
                                                                 -------------  -------------
                                                                 $  64,429,000  $  65,509,000
                                                                 -------------  -------------
                                                                 -------------  -------------

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE K--AGREEMENTS

    On August 8, 1994, Lifecore and Ethicon entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). At the same time, Lifecore, Ethicon and JJDC, a subsidiary of Johnson & Johnson, entered into a Stock Purchase Agreement.

    Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronate material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on LUBRICOAT Gel, a second generation hyaluronate-based product. Lifecore has granted Ethicon exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

    Under the terms of the Stock Purchase Agreement, JJDC purchased 757,396 unregistered shares of Lifecore common stock for total consideration of $4.0 million consisting of $2.6 million cash and $1.4 million conversion of a customer deposit from Ethicon held by Lifecore. Lifecore granted JJDC certain registration rights which provide JJDC the option of having up to one half of the shares registered on, or after, June 30, 1995 and the remaining shares registered on, or after, June 30, 1996.

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

NOTE L--INSURANCE PROCEEDS

    In May 1996, the Company received net proceeds of $754,000 on an insurance claim for product that was damaged in production as a result of an equipment failure.

NOTE M--LEGAL PROCEEDINGS

    The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                                       -----------------------------
                                           COLUMN B              COLUMN C
                                          ----------   -----------------------------                      COLUMN E
COLUMN A                                  BALANCE AT   CHARGED TO                        COLUMN D      --------------
----------------------------------------  BEGINNING    COSTS AND    CHARGED TO OTHER   -------------   BALANCE AT END
DESCRIPTION                               OF PERIOD     EXPENSES        ACCOUNTS        DEDUCTIONS       OF PERIOD
----------------------------------------  ----------   ----------   ----------------   -------------   --------------
Year ended June 30, 1997
  Accounts receivable allowance.........   $ 286,000    $ 56,000        $--             $(56,000)(A)      $286,000
Year ended June 30, 1996
  Accounts receivable allowance.........     219,000      77,000         --              (10,000)(A)       286,000
Year ended June 30, 1995
  Accounts receivable allowance.........      78,000     152,000         --              (11,000)(A)       219,000

------------------------
(A) Deductions represent accounts receivable balances written-off during the year.