Form 10-Q
period 1997-09-30
LIFECORE BIOMEDICAL INC
filed 1997-10-27
CIK 28626

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ----------------------
                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the quarterly period ended September 30, 1997
                               ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the transition period from              to
                               ------------    -------------

Commission File Number O-4136
                       ------

                              Lifecore Biomedical, Inc.
                   ------------------------------------------------
                (Exact name of Registrant as specified in its charter)


           Minnesota                                           41-0948334
-------------------------------                           --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

      3515 Lyman Boulevard
        Chaska, Minnesota                                        55318
-------------------------------                           --------------------
(Address of principal executive                                (Zip Code)
 offices)

Registrant's telephone number, including area code:  612-368-4300
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

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of October 15, 1997 was 12,232,797 shares.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                                        INDEX

                                                                          Page

PART I.    Financial Information

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets at
           September 30, 1997 and June 30, 1997                              3

           Consolidated Condensed Statements of Operations for Three
           Months Ended September 30, 1997 and 1996                          4

           Consolidated Condensed Statements of Cash Flows for
           Three Months Ended September 30, 1997 and 1996                    5

           Notes to Consolidated Condensed Financial Statements            6-9

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                            10-11

PART II.   Other Information

  Item 6.  a.    Exhibit Index                                              12
           b.    Reports on Form 8-K                                        12

SIGNATURES                                                                  13

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                     (Unaudited)

                                                   September 30,     June 30,
                                                       1997            1997
                                                  -------------   ------------
ASSETS
Current assets
     Cash and cash equivalents                    $  2,428,000    $  1,371,000
     Short-term investments                         13,921,000      16,630,000
     Accounts receivable                             4,472,000       4,792,000
     Inventories                                     9,354,000       8,440,000
     Prepaid expenses                                1,415,000       1,432,000
                                                  ------------    ------------
                                                    31,590,000      32,665,000

Property, plant and equipment
     Land, building and equipment                   20,375,000      19,228,000
     Less accumulated depreciation                  (5,838,000)     (5,483,000)
                                                  ------------    ------------
                                                    14,537,000      13,745,000
     Construction-in-progress and advance
     deposits                                        7,398,000       5,265,000
                                                  ------------    ------------
                                                    21,935,000      19,010,000

Other assets
     Intangibles                                     6,180,000       6,306,000
     Long-term investments                           1,000,000       3,960,000
     Security deposits                                 797,000         786,000
     Inventory                                       2,058,000       1,839,000
     Other                                             769,000         943,000
                                                  ------------    ------------
                                                    10,804,000      13,834,000
                                                  ------------    ------------
                                                  $ 64,329,000    $ 65,509,000
                                                  ------------    ------------
                                                  ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term
      obligations                                 $    923,000    $    918,000
     Accounts payable                                3,160,000       3,613,000
     Accrued compensation                              611,000         638,000
     Accrued expenses                                  801,000         648,000
                                                  ------------    ------------
                                                     5,495,000       5,817,000

Long-term obligations                                7,571,000       7,596,000
Shareholders' equity                                51,263,000      52,096,000
                                                  ------------    ------------
                                                  $ 64,329,000    $ 65,509,000
                                                  ------------    ------------
                                                  ------------    ------------

See accompanying notes to consolidated condensed financial statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                                       Three months ended
                                                          September 30,
                                                  ----------------------------
                                                      1997            1996
                                                  ------------    ------------

Net sales                                         $  5,214,000    $  3,568,000
Cost of goods sold                                   2,527,000       2,098,000
                                                  ------------    ------------

Gross profit                                         2,687,000       1,470,000

Operating expenses
     Research and development                        1,344,000         686,000
     Marketing and sales                             1,730,000       1,112,000
     General and administrative                        757,000         725,000
                                                  ------------    ------------
                                                     3,831,000       2,523,000
                                                  ------------    ------------

Loss from operations                                (1,144,000)     (1,053,000)

Other income (expense)

     Interest income                                   295,000         555,000
     Interest expense                                  (54,000)       (156,000)
                                                  ------------    ------------
                                                       241,000         399,000
                                                  ------------    ------------

Net loss                                          $   (903,000)   $   (654,000)
                                                  ------------    ------------
                                                  ------------    ------------
Net loss per common share                         $       (.07)   $       (.05)
                                                  ------------    ------------
                                                  ------------    ------------

Weighted average number of common
     shares outstanding                             12,225,025      12,131,046
                                                  ------------    ------------
                                                  ------------    ------------



See accompanying notes to consolidated condensed financial statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                     Three months ended
                                                         September 30,
                                               --------------------------------
                                                   1997               1996
                                               -------------      -------------
Net cash used in operating activities          $  (1,534,000)     $  (2,280,000)

Cash flows from investing activities:

     Purchases of property, plant and
      equipment                                   (3,280,000)          (279,000)
     Purchases of investments                       (991,000)        (3,953,000)
     Maturities of investments                     6,653,000          3,912,000
     Purchases of intangibles                        (14,000)            (4,000)
     Other                                           173,000            202,000
                                               -------------      -------------
Net cash (used in) provided from investing
  activities                                       2,541,000           (122,000)

Cash flows form financing activities:
     Payments of long-term obligations               (20,000)           (51,000)
     Proceeds from stock issuance                     70,000            120,000
                                               -------------      -------------
Net cash provided from financing activities           50,000             69,000
                                               -------------      -------------

Net increase (decrease) in cash and cash
 equivalents                                       1,057,000         (2,333,000)
Cash and cash equivalents at beginning of
 period                                            1,371,000          3,264,000
                                               -------------      -------------

Cash and cash equivalents at end of period      $  2,428,000      $     931,000
                                               -------------      -------------
                                               -------------      -------------

Supplemental disclosure of cash flow
 information:
     Cash paid during the period:
        Interest                                $    173,000       $    175,000


See accompanying notes to consolidated condensed financial statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  September 30, 1997


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

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the three month periods ended September 30, 1997 and 1996. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results for the full year or of the results for any future periods.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that effect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                  September 30, 1997


NOTE B - INVESTMENTS

The Company has invested its excess cash in commercial paper, government agencies and medium term corporate notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments. At September 30, 1997 and June 30, 1997, amortized cost approximates fair value of held-to-maturity investments which consist of the following:


                                         September 30,         June 30,
                                             1997                1997
                                        ---------------     ---------------
                                         (Unaudited)

Short-term investments:
     Medium term corporate notes          $  12,930,000       $  12,800,000
     Commercial paper                           991,000           2,627,000
     U.S. Government Agencies                       ---           1,203,000
                                        ---------------     ---------------
                                          $  13,921,000       $  16,630,000

Long-term investments:
     Medium term corporate notes              1,000,000           3,960,000
                                        ---------------     ---------------
                                              1,000,000           3,960,000
                                        ---------------    ----------------
                                          $  14,921,000       $  20,590,000
                                        ---------------    ----------------
                                        ---------------    ----------------

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:



                                          September 30,        June 30,
                                              1997               1997
                                        ---------------    ----------------
                                          (Unaudited)

Raw materials                              $  2,926,000        $  2,819,000
Work in progress                                168,000             205,000
Finished goods                                8,318,000           7,255,000
                                        ---------------    ----------------
                                          $  11,412,000       $  10,279,000
                                        ---------------    ----------------
                                        ---------------    ----------------

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                  September 30, 1997

NOTE D - AGREEMENTS

In 1994, Lifecore and Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson, entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronate material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of surgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on INTERGEL-TM- Adhesion Prevention Solution (formerly known as LUBRICOAT Gel), a second generation hyaluronate-based product. Lifecore has granted Ethicon exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

The Company has made and continues to make a significant investment in the development and testing of INTERGEL-TM- Adhesion Prevention Solution, a product designed to reduce the incidence of postsurgical adhesions. The product is currently undergoing human clinical trials to develop the data necessary to apply to the United States Food and Drug Administration ("FDA") for clearance to market the product for commercial application. However, even if the product is successfully developed and the Company receives clearance from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations.

NOTE E - COMMITMENTS

The Company is in the process of expanding its manufacturing and distribution capabilities at its Chaska, Minnesota location. This expansion includes building and equipment expenditures for warehouse and distribution capabilities and to expand aseptic-packaging facilities for finished products. Construction-in-progress and advance deposits relating to the expansion of approximately $7,398,000 were incurred through September 30, 1997. The Company has signed contracts with an architect, a process engineering firm and a construction company for the expansion project. The contracts provide for the expansion to be completed in phases. The contracts may be terminated at any time at minimal cost to the Company. At September 30, 1997, and June 30, 1997, firm purchase commitments of

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                  September 30, 1997

approximately $1,528,000 and $2,161,000, respectively, have been recorded in accounts payable.

NOTE F - CAPITALIZED INTEREST

At September 30, 1997, $153,000 of interest has been capitalized in conjunction with the facility expansion project.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                          OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the quarter ended September 30, 1997 increased $1,646,000 or 46% as compared to the same quarter of last fiscal year. Hyaluronate product sales for the current quarter increased 60% as compared to the same quarter of last fiscal year. The primary reason was from increased sales to ophthalmic and
veterinary customers.   Sales to Alcon for the quarter ended September 30, 1997
were above the same quarter of last fiscal year. The increase in sales to ophthalmic and veterinary customers was partially offset by a decrease in revenues from development contracts compared to the same quarter last fiscal year. Oral restorative product sales for the current quarter increased 39% compared to the same quarter of last fiscal year. This increase is a result of the introduction of new tissue regenerative products, increased sales and marketing activities in the domestic market and expanded distribution networks in international markets, including Italy, where the Company's subsidiary, Lifecore Biomedical SpA is located.

Cost of goods sold as a percentage of net sales decreased to 48% for the current quarter from 59% for the same quarter of last fiscal year. The decrease resulted principally from spreading fixed expenses over increased product sales and to a lesser extent, lower direct charges for excess plant capacity related to hyaluronate products.

Research and development expenses increased $658,000 or 96% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted principally from increased costs associated with human clinical trials on INTERGEL-TM- Adhesion Prevention Solution and higher personnel costs due to increased headcount.

Marketing and sales expenses increased $618,000 or 56% for the current quarter as compared to the same quarter of last fiscal year. This was primarily a result of costs associated with an expanded direct sales force for the domestic market and increased marketing efforts in conjunction with the introduction of the new tissue regenerative products.

General and Administrative expenses increased $32,000 or 4% for the current quarter as compared to the same quarter last fiscal year. The increase mainly

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                          OPERATIONS AND FINANCIAL CONDITION


results from amortization of the TefGen product line which was purchased in May 1997.

Other income (expense) decreased $158,000 or 40% for the current quarter as compared to the same quarter of last fiscal year. The decrease in interest income of $260,000 reflects the utilization of cash and investments to fund current operations and the facility expansion project. Interest expense decreased $102,000 for the current quarter compared to the same quarter last fiscal year due to capitalization of interest expense associated with the facility expansion project offset by interest expense for the TefGen note payable in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Annual Report on Form 10-K for the year ended June 30, 1997 contains a detailed discussion of Lifecore's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1997 Form 10-K.

The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronate Division's production increases, the Company's direct charges associated with excess plant capacity will decrease; however, research and development costs for INTERGEL-TM- Adhesion Prevention Solution, marketing and sales expenses for the oral restorative products, and personnel
costs have increased.   The Company is in the process of expanding its
manufacturing and distribution capabilities at its Chaska, Minnesota location. This expansion includes building and equipment expenditures for warehouse and distribution capabilities and to scale-up aseptic-packaging facilities for finished products. Construction-in-progress and advance deposits related to the expansion of approximately $ 7,398,000 were incurred through September 30, 1997. The Company has signed contracts with an architect, a process engineering firm and a construction company for the expansion project. The contracts provide for the expansion to be completed in phases. The contracts may be terminated at any time at minimal cost to the Company. The Company anticipates that approximately $11 - 13 million will be expended in the remainder of fiscal year 1998 to complete the expansion project. Funding will result from the use of cash and investments, which at September 30, 1997 aggregate approximately $17 million.

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


                                             LIFECORE BIOMEDICAL, INC.




Dated:  October 27, 1997                /s/ James W. Bracke
                                        -----------------------------
                                          James W. Bracke
                                          President & Chief Executive Officer


Dated:  October 27, 1997                /s/ Dennis J. Allingham
                                        -----------------------------
                                          Dennis J. Allingham
                                          Vice President & Chief Financial
                                          Officer
                                          (Principal Financial Officer)