Form 10-Q
period 1997-12-31
LIFECORE BIOMEDICAL INC
filed 1998-01-28
CIK 28626

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ----------------------
                                      FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ____________ to _____________

Commission File Number O-4136

                              Lifecore Biomedical, Inc.
                -----------------------------------------------
                (Exact name of Registrant as specified in its charter)


                 Minnesota                             41-0948334
     ------------------------------                -------------------
      (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)                Identification No.)

          3515 Lyman Boulevard
             Chaska, Minnesota                             55318
       --------------------------                  -------------------
      (Address of principal executive                   (Zip Code)
                offices)

Registrant's telephone number, including area code:  612-368-4300

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

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of January 15, 1998 was 12,256,928 shares.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                                        INDEX

                                                                       Page
PART I.   Financial Information

  Item 1. Financial Statements

          Consolidated Condensed Balance Sheets at
          December 31, 1997 and June 30, 1997                             3

          Consolidated Condensed Statements of Operations for Three
          Months and Six Months Ended December 31, 1997 and 1996          4

          Consolidated Condensed Statements of Cash Flows for
          Six Months Ended December 31, 1997 and 1996                     5

          Notes to Consolidated Condensed Financial Statements         6-10

  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                          11-13

PART II.  Other Information

  Item 4. Submission of Matters to a Vote of Security Holders            14

  Item 6. Exhibits and Reports on Form 8-K                            14-15

SIGNATURES                                                               16

                            PART 1. FINANCIAL INFORMATION

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                     (Unaudited)


                                                December 31,         June 30,
                                                    1997              1997
                                                ------------        -----------
ASSETS
Current assets
     Cash and cash equivalents                   $ 2,040,000       $ 1,371,000
     Short-term investments                       11,915,000        16,630,000
     Accounts receivable                           3,830,000         4,792,000
     Inventories                                  10,738,000         8,440,000
     Prepaid expenses                                899,000         1,432,000
                                               -------------      ------------
                                                  29,422,000        32,665,000

Property, plant and equipment
     Land, building and equipment                 20,150,000        19,228,000
     Less accumulated depreciation                (6,226,000)       (5,483,000)
                                                ------------      ------------
                                                  13,924,000        13,745,000

     Construction-in-progress and
      advance deposits                            10,298,000         5,265,000
                                               -------------     -------------
                                                  24,222,000        19,010,000
Other assets
     Intangibles                                   6,049,000         6,306,000
     Long-term investments                                --         3,960,000
     Security deposits                               809,000           786,000
     Inventory                                     2,058,000         1,839,000
     Other                                           727,000           943,000
                                                ------------      ------------
                                                   9,643,000        13,834,000
                                                 -----------      ------------

                                                $ 63,287,000      $ 65,509,000
                                               -------------     -------------
                                               -------------     -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term obligations  $  923,000        $  918,000
     Accounts payable                              2,046,000         3,613,000
     Accrued compensation                            873,000           638,000
     Accrued expenses                                606,000           648,000
                                               -------------     -------------
                                                   4,448,000         5,817,000

Long-term obligations                              7,529,000         7,596,000
Shareholders' equity                              51,310,000        52,096,000
                                               -------------     -------------
                                               $  63,287,000     $  65,509,000
                                               -------------     -------------
                                               -------------     -------------

See accompanying notes to consolidated condensed financial statements.

                       LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                    (Unaudited)


                                 Three months ended December 31,   Six months ended December 31,
                                 ------------------------------    -----------------------------
                                      1997           1996                1997            1996
                                   ----------     ----------        ------------   ------------
Net sales                         $ 6,258,000    $ 4,684,000        $ 11,472,000    $ 8,252,000
Cost of goods sold                  2,838,000      2,511,000           5,365,000      4,609,000
                                   ----------     ----------        ------------   ------------
Gross profit                        3,420,000      2,173,000           6,107,000      3,643,000

Operating expenses
     Research and development       1,140,000        850,000           2,484,000      1,536,000
     Marketing and sales            1,852,000      1,465,000           3,582,000      2,577,000
     General and administrative       849,000        759,000           1,606,000      1,484,000
                                   ----------     ----------        ------------   ------------
                                    3,841,000      3,074,000           7,672,000      5,597,000
                                   ----------     ----------        ------------   ------------

     Loss from operations            (421,000)      (901,000)         (1,565,000)    (1,954,000)

Other income (expense)
     Interest income                  253,000        537,000             548,000      1,092,000
     Interest expense                  (7,000)      (179,000)            (61,000)      (335,000)
                                   ----------     ----------        ------------   ------------
                                      246,000        358,000             487,000        757,000
                                   ----------     ----------        ------------   ------------

Net loss                           $ (175,000)    $ (543,000)       $ (1,078,000)  $ (1,197,000)
                                   ----------     ----------        ------------   ------------
                                   ----------     ----------        ------------   ------------
Net loss per share
     Basic                         $     (.01)    $     (.04)       $       (.09)  $       (.10)
                                   ----------     ----------        ------------   ------------
                                   ----------     ----------        ------------   ------------
     Diluted                       $     (.01)    $     (.04)       $       (.09)  $       (.10)
                                   ----------     ----------        ------------   ------------
                                   ----------     ----------        ------------   ------------
Weighted average
     shares outstanding
     Basic                         12,239,438     12,180,372          12,232,232     12,153,791
                                   ----------     ----------        ------------   ------------
                                   ----------     ----------        ------------   ------------
     Diluted                       12,239,438     12,180,372          12,232,232     12,153,791
                                   ----------     ----------        ------------   ------------
                                   ----------     ----------        ------------   ------------


See accompanying notes to consolidated condensed financial statements

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)


                                                                  Six months ended
                                                                    December 31,
                                                          ---------------------------------
                                                              1997                1996
                                                          ------------        ------------
Net cash used in operating activities                     $ (2,457,000)       $ (3,286,000)

Cash flows from investing activities:
     Purchases of property, plant and equipment             (5,956,000)           (836,000)
     Purchases of investments                               (2,984,000)         (7,756,000)
     Maturities of investments                              11,652,000           9,934,000
     Purchases of intangibles                                  (24,000)             (5,000)
     Other                                                     207,000              76,000
                                                           -----------         -----------
Net cash provided from investing activities                  2,895,000           1,413,000

Cash flows from financing activities:
     Payment of deposit to bond trustee                        (40,000)            (38,000)
     Payments of long-term obligations                         (21,000)            (86,000)
     Proceeds from stock issuance                              292,000             173,000
                                                           -----------         -----------
Net cash provided from financing activities                    231,000              49,000
                                                           -----------         -----------

Net increase (decrease) in cash and cash equivalents           669,000          (1,824,000)
Cash and cash equivalents at beginning of period             1,371,000           3,264,000
                                                           -----------         -----------

Cash and cash equivalents at end of period                 $ 2,040,000         $ 1,440,000
                                                           -----------         -----------
                                                           -----------         -----------
Supplemental disclosure of cash flow information:
     Cash paid during the period:
       Interest                                             $  353,000          $  356,000


See accompanying notes to consolidated condensed financial statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  December 31, 1997

NOTE A - FINANCIAL INFORMATION

Lifecore Biomedical, Inc. ("the Company"), develops, manufactures, and markets surgically implantable materials and devices through two divisions, the Hyaluronate Division and the Oral Restorative Division. The Hyaluronate Division's manufacturing facility is located in Chaska, Minnesota and markets products through OEM and contract manufacturing alliances in the fields of ophthalmology, veterinary and wound care management. The Oral Restorative Division markets products through direct sales in the United States and Italy and through distributors in other foreign countries.

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

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1997, and the results of operations and cash flows for the three-and six-month periods ended December 31, 1997 and 1996. The results of operations for the six months ended December 31, 1997, are not necessarily indicative of the results for the full year or of the results for any future periods.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE B - INVESTMENTS

The Company has invested excess cash in commercial paper, government agencies and medium term corporate notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments. At December 31, 1997, and June 30, 1997, amortized cost approximates fair value of held-to-maturity investments which consist of the following:


                                                 December 31,        June 30,
                                                     1997             1997
                                               --------------   -------------
                                                         (Unaudited)

Short-term investments:
     Medium term corporate notes               $  11,915,000    $  12,800,000
     Commercial paper                                    ---        2,627,000
     U.S. Government Agencies                            ---        1,203,000
                                               -------------    -------------
                                               $  11,915,000    $  16,630,000

Long-term investments:
     Medium term corporate notes                         ---        3,960,000
                                               -------------    -------------
                                                         ---        3,960,000
                                               -------------    -------------
                                               $  11,915,000    $  20,590,000
                                               -------------    -------------
                                               -------------    -------------

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:


                                                December 31,       June 30,
                                                    1997            1997
                                               -------------    -------------
                                                         (Unaudited)

     Raw materials                              $  3,455,000     $  2,819,000
     Work in progress                                149,000          205,000
     Finished goods                                9,192,000        7,255,000
                                               -------------    -------------
                                               $  12,796,000     $ 10,279,000
                                               -------------     ------------
                                               -------------     ------------

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE D - AGREEMENTS

In 1994, Lifecore and Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson, Inc., entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronate material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of surgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications which have subsequently become issued patents. Lifecore has assumed responsibility for continuing the anti-adhesion development project, including conducting human clinical trials on INTERGEL-TM- Adhesion Prevention Solution (formerly known as LUBRICOAT Gel), a second generation hyaluronate-based product. Lifecore has granted Ethicon exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

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


NOTE E - COMMITMENTS

The Company is in the process of expanding its manufacturing and distribution capabilities at its Chaska, Minnesota location. This expansion includes building and equipment expenditures for warehouse and distribution capabilities and to expand aseptic-packaging facilities for finished products. Construction-in-progress and advance deposits relating to the expansion of approximately $10,298,000 were incurred through December 31, 1997. The Company has signed contracts with an architect, a process engineering firm and a construction company for the expansion project. The contracts provide for the expansion to be completed in phases. The contracts may be terminated at any time at minimal cost to the Company. At December 31, 1997 and June 30, 1997, firm purchase commitments of approximately $969,000 and $2,161,000, respectively, have been recorded in accounts payable.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE F - CAPITALIZED INTEREST

During the six months ended December 31, 1997, $345,000 of interest has been capitalized in conjunction with the facility expansion project.


NOTE G - LINE OF CREDIT

On January 15, 1998, the Company entered into a $5,000,000 Credit Agreement and Revolving Credit Note with a bank. The agreement allows for advances against eligible securities and eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at either the prime rate or the Eurodollar Rate plus a basis point adjustment as defined in the Credit
Agreement.   The Revolving Credit Note matures on October 31, 1998.


NOTE H - NET LOSS PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting
Standards No. 128 - "Earnings per Share".   As required by Statement No. 128,
all current and prior year loss per share data have been restated to conform to the provisions of Statement No. 128.

The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. For the three and six months ended December 31, 1997 and 1996, the Company reported net losses and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net earnings in the three and six months ended December 31, 1997 and 1996, the common share equivalents that would have been included in the computation of diluted net earnings per share are set forth below.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                 Three Months Ended         Six Months Ended
                                    December 31,               December 31,
                                   1997      1996         1997        1996
                                 --------  -------     --------     -------
 Common Stock Equivalents        473,425   288,128     321,410      299,150


Options to purchase 233,500 and 46,500 shares of common stock with a weighted average exercise price of $20.24 and $18.72 were outstanding at December 31, 1997 and 1996, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.


NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal year 1999. Statement No. 130 will require the Company to display an amount representing comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information.

The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1996

Net sales for the three-and six-month periods ended December 31, 1997 increased $1,574,000 and $3,220,000, respectively, an increase of 34% and 39%, respectively, compared with the same periods of last fiscal year. Hyaluronate product sales increased 27% and 40% for the three-month and six-month periods ended December 31, 1997 as compared to the periods of last fiscal year primarily from increased sales to ophthalmic and veterinary customers. The increased sales to ophthalmic and veterinary customers were partially offset by a decrease in revenues from development projects compared to the same quarter of last fiscal year. Oral restorative product sales for the three-month and six-month periods ended December 31, 1997 increased 38% for both periods compared to the same periods of last fiscal year. This increase is a result of the introduction of new tissue regeneration products, increased market awareness in the domestic market and expanded distribution networks in international markets.

Cost of goods sold as a percentage of net sales decreased to 45% and 47%, respectively, for the three-month and six-month periods ended December 31, 1997 from 54% and 56% for the same periods last fiscal year. The decrease resulted from spreading fixed expenses over increased product sales and from production efficiencies gained in hyaluronate and aseptic production.

Research and development expenses increased $290,000, or 34%, for the current quarter as compared to the same quarter of last fiscal year and $948,000, or 62%, for the six months ended December 31, 1997 as compared with the same period of last fiscal year. The increase is principally attributed to costs associated with human clinical trials for INTERGEL-TM- Adhesion Prevention Solution and to a lesser extent, higher personnel costs due to increased headcount.

Marketing and sales expenses increased $387,000, or 26%, for the current quarter as compared to the same quarter of last fiscal year and $1,005,000, or 39%, for the six months ended December 31, 1997. The increase is principally attributed to the expansion of the oral restorative domestic sales force and to a lesser extent, increased marketing efforts in conjunction with the new tissue regeneration products.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

General and administrative expenses increased $90,000, or 12%, for the current quarter as compared to the same quarter of last fiscal year and $122,000, or 8%, for the six months ended December 31, 1997. The increase was primarily caused by amortization of goodwill associated with the TefGen product line which was purchased in May 1997.

Other income (expense) for the three and six months ended December 31, 1997 decreased $112,000 and $270,000, respectively, compared with the same periods of last fiscal year. The decrease in interest income is primarily a result of the utilization of cash and investments to fund current operations and the facility expansion. The decrease in interest expense is a result of the capitalization of interest expense associated with the facility expansion.

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share". As required by Statement No. 128, all current and prior year loss per share data have been restated to conform to the provisions of Statement No. 128. For the three-and six-month periods ended December 31, 1997 and 1996, the application of Statement No. 128 had no dilutive effect due to the reporting of net losses.


LIQUIDITY AND CAPITAL RESOURCES

The Lifecore Annual Report on Form 10-K for the year ended June 30, 1997 contains a detailed discussion of the Company's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1997 Form 10-K.

The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronate Division's production increases, its related production efficiencies increase. However, research and development costs for INTERGEL-TM- Adhesion Prevention Solution, marketing and sales expenses for the oral restorative products, and personnel costs have increased. The Company is in the process of expanding its manufacturing and distribution capabilities at its Chaska, Minnesota location. This facility expansion includes building and equipment expenditures for warehouse and distribution capabilities and to scale-up aseptic-packaging facilities for finished products. Construction-in-progress and advance deposits related to the facility expansion of approximately $10,298,000 were incurred through December 31, 1997. The Company has signed contracts with an architect, a process engineering firm and a construction company for the

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

expansion project. The contracts provide for the expansion to be completed in phases. The contracts may be terminated at any time at minimal cost to the Company. Lifecore anticipates that approximately $8-10 million will be expended in the remainder of fiscal year 1998 to complete the expansion project. Funding will result from the redemption of investments, which at December 31, 1997 aggregate approximately $12 million.

On January 15, 1998, the Company entered into a $5,000,000 Credit Agreement and Revolving Credit Note with a bank. The agreement allows for advances against eligible securities and eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at either the prime rate or the Eurodollar Rate plus a basis point adjustment as defined in the Credit
Agreement.   The Revolving Credit Note matures on October 31, 1998.

Certain statements in this Form 10-Q are forward-looking statements as defined in the private Securities Litigation Reform Act of 1995. Such statements imply continued financial improvement. Because of numerous risks and uncertainties in Lifecore's business activity, actual results may differ materially from those implied. Investors are referred to more detailed discussions of those risks presented in the Company's Annual Report on Form 10-K.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                       PART II

                                  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          On November 13, 1997, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Orwin L. Carter (with 9,392,539 affirmative votes and 35,150 negative votes) and Donald W. Larson (with 9,322,691 affirmative votes, and 104,998 negative votes).

          The shareholders also ratified the appointment of Grant Thornton LLP as the Company's independent public accountants for fiscal year
          1998 with 9,390,042 affirmative votes, 24,743 negative votes and 12,904 votes abstained).


Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits and Exhibit Index

Exhibit             Description
Number              -----------
------

 10.1 Employment Agreement dated June 1, 1991 with James W. Bracke (incorporated by reference to Exhibit 10.11 to 1991 S-2 Registration Statement [File No. 33-41291]), as amended by letter agreement dated August 15, 1995 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 1995), as amended by letter agreement dated November 14, 1996, filed herewith

 10.2 Credit Agreement dated January 15, 1998 between the Company and First Bank National Association, filed herewith

 10.3 Revolving Credit Note dated January 15, 1998 between the Company and First Bank National Association, filed herewith

 10.4 Security Agreement dated January 15, 1998 by the Company in favor of First Bank National Association, filed herewith

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                       PART II

                            OTHER INFORMATION (CONTINUED)


 10.5 Custodial Pledge and Security Agreement dated January 15, 1998 by and between the Company, Norwest Investment Services, Inc., and First Bank National Association, filed herewith

 27       Financial Data Schedule


  b.      Reports on Form 8-K

          On December 15, 1997, the Company filed a report on Form 8-K to report the completion of the initial analysis of the data obtained from its pivotal clinical trial evaluating the use of Intergel Adhesion Prevention Solution in female abdominal surgery patients.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES


                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LIFECORE BIOMEDICAL, INC.



Dated:  January 28, 1998      /s/ James W. Bracke
                              -------------------------
                              James W. Bracke
                              President & Chief Executive Officer


Dated:  January 28, 1998      /s/ Dennis J. Allingham
                              -------------------------
                              Dennis J. Allingham
                              Executive Vice President & Chief Financial Officer
                              Principal Financial Officer)