Form 10-Q
period 1998-03-31
LIFECORE BIOMEDICAL INC
filed 1998-04-27
CIK 28626

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                              ------------------------
                                     FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998
                               --------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                               ------------    -------------

Commission File Number O-4136
                       ------

                              Lifecore Biomedical, Inc.
                 ----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


           Minnesota                                             41-0948334
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

     3515 Lyman Boulevard
       Chaska, Minnesota                                         55318-3051
-------------------------------                              -------------------
(Address of principal executive                                  (Zip Code)
 offices)

Registrant's telephone number, including area code:  612-368-4300
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

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of April 15, 1998 was 12,318,159 shares.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                                        INDEX

                                                                          Page
PART I.  Financial Information

 Item 1. Financial Statements

         Consolidated Condensed Balance Sheets at
         March 31, 1998 and June 30, 1997                                    3

         Consolidated Condensed Statements of Operations for Three
         Months and Nine Months Ended March 31, 1998 and 1997                4

         Consolidated Condensed Statements of Cash Flows for
         Nine Months Ended March 31, 1998 and 1997                           5

         Notes to Consolidated Condensed Financial Statements             6-10

 Item 2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition                              11-13

PART II. Other Information

 Item 6. Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                  15

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                       PART I
                            ITEM 1. FINANCIAL STATEMENTS
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Unaudited)

                                                March 31,           June 30,
                                                  1998                1997
                                             -------------       -------------
ASSETS
Current assets
    Cash and cash equivalents                $   1,948,000       $   1,371,000
    Short-term investments                       7,928,000          16,630,000
    Accounts receivable                          5,328,000           4,792,000
    Inventories                                 11,637,000           8,440,000
    Prepaid expenses                               709,000           1,432,000
                                             -------------       -------------
                                                27,550,000          32,665,000

Property, plant and equipment
    Land, building and equipment                20,341,000          19,228,000
    Less accumulated depreciation               (6,690,000)         (5,483,000)
                                             -------------       -------------
                                                13,651,000          13,745,000
    Construction-in-progress                    14,427,000           5,265,000
                                             -------------       -------------
                                                28,078,000          19,010,000

Other assets
    Intangibles                                  5,918,000           6,306,000
    Long-term investments                             --             3,960,000
    Security deposits                              774,000             786,000
    Inventory                                    2,164,000           1,839,000
    Other                                          673,000             943,000
                                             -------------       -------------
                                                 9,529,000          13,834,000
                                             -------------       -------------

                                             $  65,157,000       $  65,509,000
                                             -------------       -------------
                                             -------------       -------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current maturities of long-term
      obligations                            $     923,000       $     918,000
    Accounts payable                             2,809,000           3,613,000
    Accrued compensation                           613,000             638,000
    Accrued expenses                               431,000             648,000
    Customers' deposits                            108,000                --
                                             -------------       -------------
                                                 4,884,000           5,817,000

Long-term obligations                            7,509,000           7,596,000
Shareholders' equity                            52,764,000          52,096,000
                                             -------------       -------------
                                             $  65,157,000       $  65,509,000
                                             -------------       -------------
                                             -------------       -------------

See accompanying notes to consolidated condensed financial statements.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                    Three months ended March 31,         Nine months ended March 31,
                                  -------------------------------      -------------------------------
                                       1998              1997              1998               1997
                                  -------------     -------------      -------------     -------------
Net sales                         $   7,512,000     $   4,611,000      $  18,984,000     $  12,863,000
Cost of goods sold                    3,195,000         1,753,000          8,570,000         6,362,000
                                  -------------     -------------      -------------     -------------
Gross profit                          4,317,000         2,858,000         10,414,000         6,501,000

Operating expenses
   Research and development           1,170,000           972,000          3,655,000         2,508,000
   Marketing and sales                1,559,000         1,440,000          5,141,000         4,017,000
   General and administrative           949,000           668,000          2,554,000         2,152,000
                                  -------------     -------------      -------------     -------------
                                      3,678,000         3,080,000         11,350,000         8,677,000
                                  -------------     -------------      -------------     -------------

Operating income (loss)                 639,000          (222,000)          (936,000)       (2,176,000)

Other income (expense)
   Interest income                      208,000           436,000            756,000         1,528,000
   Interest expense                     (41,000)         (187,000)          (101,000)         (522,000)
                                  -------------     -------------      -------------     -------------
                                        167,000           249,000            655,000         1,006,000
                                  -------------     -------------      -------------     -------------

Net income (loss)                 $     806,000     $      27,000      $    (281,000)    $  (1,170,000)
                                  -------------     -------------      -------------     -------------
                                  -------------     -------------      -------------     -------------

Net income (loss) per share
   Basic                          $         .07     $          --      $        (.02)    $        (.10)
                                  -------------     -------------      -------------     -------------
                                  -------------     -------------      -------------     -------------
   Diluted                        $         .06     $          --      $        (.02)    $        (.10)
                                  -------------     -------------      -------------     -------------
                                  -------------     -------------      -------------     -------------

Weighted average
   shares outstanding
   Basic                             12,274,096        12,180,648         12,251,686        12,165,035
                                  -------------     -------------      -------------     -------------
                                  -------------     -------------      -------------     -------------
   Diluted                           12,686,287        12,529,710         12,251,686        12,165,035
                                  -------------     -------------      -------------     -------------
                                  -------------     -------------      -------------     -------------

See accompanying notes to consolidated condensed financial statements.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                      Nine months ended
                                                          March 31,
                                               -------------------------------
                                                    1998              1997
                                               -------------     -------------
Net cash used in operating activities          $  (2,925,000)    $  (4,641,000)

Cash flows from investing activities:
   Purchases of property, plant and
     equipment                                   (10,276,000)       (7,407,000)
   Purchases of investments                       (2,984,000)       (9,220,000)
   Maturities of investments                      15,639,000        18,941,000
   Purchases of intangibles                          (24,000)           (5,000)
   Decrease in security deposits                      12,000            14,000
   Other                                             278,000           406,000
                                               -------------     -------------
Net cash provided from investing activities        2,645,000         2,729,000

Cash flows from financing activities:
   Payment of deposit to bond trustee                (60,000)          (56,000)
   Payments of long-term obligations                 (21,000)         (431,000)
   Proceeds from stock issuance                      938,000           513,000
                                               -------------     -------------
Net cash provided from financing activities          857,000            26,000
                                               -------------     -------------

Net increase (decrease) in cash and cash
  equivalents                                        577,000        (1,886,000)
Cash and cash equivalents at beginning of
  period                                           1,371,000         3,264,000
                                               -------------     -------------

Cash and cash equivalents at end of period     $   1,948,000     $   1,378,000
                                               -------------     -------------
                                               -------------     -------------

Supplemental disclosure of cash flow
  information:
   Cash paid during the period:
      Interest                                 $     522,000     $     517,000
      Income taxes                                    10,000             9,000

See accompanying notes to consolidated condensed financial statements.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   March 31, 1998


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

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three- and nine-month periods ended March 31, 1998 and 1997. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results for the full year or of the results for any future periods.

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

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   March 31, 1998


NOTE B - INVESTMENTS

The Company has invested its excess cash in commercial paper, government agencies and medium term corporate notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments. At March 31, 1998 and June 30, 1997, amortized cost approximates fair value of held-to-maturity investments which consist of the following:

                                               March 31,            June 30,
                                                 1998                 1997
                                            --------------       --------------
                                                        (Unaudited)
Short-term investments:
    Commercial paper                        $    7,928,000       $    2,627,000
    Medium term corporate notes                         --           12,800,000
    U.S. Government Agencies                            --            1,203,000
                                            --------------       --------------
                                                 7,928,000           16,630,000

Long-term investments:
    Medium term corporate notes                         --            3,960,000
                                            --------------       --------------
                                                        --            3,960,000
                                            --------------       --------------
                                            $    7,928,000       $   20,590,000
                                            --------------       --------------
                                            --------------       --------------

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:

                                              March 31,             June 30,
                                                1998                 1997
                                            --------------       --------------
                                                        (Unaudited)

     Raw materials                          $    3,942,000       $    2,819,000
     Work-in-process                               281,000              205,000
     Finished goods                              9,578,000            7,255,000
                                            --------------       --------------
                                            $   13,801,000       $   10,279,000
                                            --------------       --------------
                                            --------------       --------------

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   March 31, 1998


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


NOTE E - COMMITMENTS

The Company is in the process of expanding its manufacturing and distribution capabilities at its Chaska, Minnesota location. This expansion includes building and equipment expenditures for warehouse and distribution capabilities and to expand aseptic-packaging facilities for finished products. Construction-in-progress relating to the expansion of approximately $14,427,000 was incurred through March 31, 1998. The Company has signed contracts with an architect, a process engineering firm and a construction company for the expansion project. The contracts provide for the expansion to be completed in phases. The contracts may be terminated at any time at minimal cost to the Company. At

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   March 31, 1998


NOTE E - COMMITMENTS (continued)

March 31, 1998 and June 30, 1997, firm purchase commitments of approximately $1,237,000 and $2,161,000, respectively, were recorded in accounts payable.


NOTE F - CAPITALIZED INTEREST

During the three months and nine months ended March 31, 1998, $173,000 and $518,000, respectively, of interest has been capitalized in conjunction with the facility expansion project.


NOTE G - LINE OF CREDIT

On January 15, 1998, the Company entered into a $5,000,000 Credit Agreement and Revolving Credit Note with a bank. The agreement allows for advances against eligible securities and eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at either the prime rate or the Eurodollar Rate plus a basis point adjustment as defined in the Credit
Agreement.   The Revolving Credit Note matures on October 31, 1998.  At March
31, 1998, there were no amounts outstanding under this line of credit.


NOTE H - NET INCOME (LOSS) PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting
Standards No. 128 - "Earnings per Share".   As required by Statement No. 128,
all current and prior year income (loss) per share data have been restated to conform to the provisions of Statement No. 128.

The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended March 31, 1998 and 1997, 412,191 and 349,062 shares of common stock equivalents were included in the computation of diluted net income per share. For the nine months ended March 31, 1998 and 1997, the Company reported net losses and as such, no common share equivalents were included in the computation of

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   March 31, 1998


NOTE H - NET INCOME (LOSS) PER SHARE (continued)

diluted net loss per share. However, if the Company would have reported net income in the nine months ended March 31, 1998 and 1997, the common share equivalents that would have been included in the computation of diluted net income per share were 337,564 and 333,598, respectively.

Options to purchase 273,000 and 52,000 shares of common stock with a weighted average exercise price of $20.10 and $18.73 were outstanding at March 31, 1998 and 1997, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.


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

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1997

Net sales for the three- and nine-month periods ended March 31, 1998 increased $2,901,000 and $6,121,000, respectively, an increase of 63% and 48%, respectively, compared with the same periods of last fiscal year. Hyaluronate product sales increased 124% and 68% for the three-month and nine-month periods ended March 31, 1998 as compared to the periods of last fiscal year primarily from increased sales to ophthalmic and veterinary customers. Sales to Alcon for the three and nine month periods ended March 31, 1998 were above the same periods of last fiscal year. Oral restorative product sales for the three-month and nine-month periods ended March 31, 1998 increased 34% and 37%, respectively, compared to the same periods of last fiscal year. This increase is a result of the introduction of new tissue regeneration products, increased market awareness in the domestic market and expanded distribution networks in international markets.

Cost of goods sold as a percentage of net sales was 43% and 45%, respectively, for the three-month and nine-month periods ended March 31, 1998 compared to 38% and 49% for the same periods last fiscal year. The increase for the three-month period is the result of fluctuations in product mix. The decrease for the nine-month period resulted from spreading fixed expenses over increased product sales and from efficiencies gained in hyaluronate aseptic and fermentation production.

Research and development expenses increased $198,000, or 20%, for the current quarter as compared to the same quarter of last fiscal year and $1,147,000, or 46%, for the nine months ended March 31, 1998 as compared with the same period of last fiscal year. The increase is attributed to costs associated with the INTERGEL-TM- Adhesion Prevention Solution project, including human clinical trials, personnel and process validation costs.

Marketing and sales expenses increased $119,000, or 8%, for the current quarter as compared to the same quarter of last fiscal year and $1,124,000, or 28%, for the nine months ended March 31, 1998 as compared with the same period of last fiscal year. The increases are principally attributed to the expansion of the oral restorative domestic sales force and increased marketing efforts for the tissue regeneration and implant product lines.

General and administrative expenses increased $281,000, or 42%, for the current quarter as compared to the same quarter of last fiscal year and $402,000, or 19%, for

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


the nine months ended March 31, 1998. The increases were primarily caused by higher personnel related expenses, outside professional services and amortization of the TefGen product line which was purchased in May 1997.

Other income (expense) for the three and nine months ended March 31, 1998 decreased $82,000 and $351,000, respectively, compared with the same periods of last fiscal year. The decrease in interest income is primarily a result of the utilization of cash and investments to fund current operations and the facility expansion. The decrease in interest expense is a result of the capitalization of interest associated with the facility expansion.

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share". As required by Statement No. 128, all current and prior year income (loss) per share data have been restated to conform to the provision of Statement No. 128.


LIQUIDITY AND CAPITAL RESOURCES

The Company's Annual Report on Form 10-K for the year ended June 30, 1997 contains a detailed discussion of the Company's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1997 Form 10-K.

The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronate Division's production levels increase, its related production efficiencies increase. However, research and development costs for INTERGEL-TM- Adhesion Prevention Solution, marketing and sales expenses for the oral restorative products, and personnel costs have increased. The Company is in the process of expanding its manufacturing and distribution capabilities at its Chaska, Minnesota location. This facility expansion includes building and equipment expenditures for warehouse and distribution capabilities and scale-up of aseptic-packaging facilities for finished products. Construction-in-progress related to the facility expansion of approximately $14,427,000 were incurred through March 31, 1998. The Company has signed contracts with an architect, a process engineering firm and a construction company for the expansion project. The contracts provide for the expansion to be completed in phases. The contracts may be terminated at any time at minimal cost to the Company. Lifecore anticipates that approximately $4 million will be expended in the remainder of fiscal year 1998 to complete the expansion project. Funding will be provided from the redemption of investments, which at March 31, 1998 aggregate approximately $8 million.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


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

Management has initiated a review of the Company's computer systems and applications to ensure that they will function properly in the year 2000. An outside consulting firm has been engaged to manage the review process. Management expects that all systems will be compliant by June 30, 1998.

Certain statements in this Form 10-Q are forward-looking statements as defined in the private Securities Litigation Reform Act of 1995. Such statements imply continued financial improvement. Because of numerous risks and uncertainties in Lifecore's business activity, actual results may differ materially from those implied. Investors are referred to a more detailed discussion of those risks presented in Management's Discussion and Analysis of Financial Condition and Results of Operations section in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                      PART II

                                 OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits and Exhibit Index

          3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31,
               1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

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

          27   Financial Data Schedule

     b.   Reports on Form 8-K

          None

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                      PART II

                                 OTHER INFORMATION


                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LIFECORE BIOMEDICAL, INC.




Dated:  April 27, 1998                 /s/ James W. Bracke
                                       --------------------------------
                                       James W. Bracke
                                       President & Chief Executive Officer


Dated:  April 27, 1998                 /s/ Dennis J. Allingham
                                       --------------------------------
                                       Dennis J. Allingham
                                       Executive Vice President & Chief
                                       Financial Officer
                                       (Principal Financial Officer)