Form 10-K
period 1998-06-30
LIFECORE BIOMEDICAL INC
filed 1998-08-27
CIK 28626

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     -----------

                                      FORM 10-K

                                     -----------

/X/ ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
    COMMISSION FILE NUMBER: 0-4136

                                     -----------


                              LIFECORE BIOMEDICAL, INC.
                (Exact name of registrant as specified in its charter)

                    MINNESOTA                         41-0948334
           (State or other jurisdiction            (I.R.S. Employer
        of incorporation or organization)         Identification No.)

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

                                     -----------


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $130,000,000 at August 14, 1998 when the last sale price of such stock, as reported by the Nasdaq National Market, was $10.50.

The number of shares outstanding of the Registrant's Common Stock, $.01 stated value, as of August 14, 1998 was 12,373,122 shares.

                                     -----------
                         DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement to be filed with the Commission within 120 days after the end of the Registrant's fiscal year.

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

     The Company's Hyaluronate Division is principally involved in the development and manufacture of products utilizing hyaluronate, a naturally occurring carbohydrate which moisturizes or lubricates the soft tissues of the body. The Hyaluronate Division's primary development project involves INTERGEL-TM- Adhesion Prevention Solution ("INTERGEL Solution"), formerly referred to as LUBRICOAT-Registered Trademark- 0.5% Ferric Hyaluronate Gel. INTERGEL Solution is a second generation product with potential application in reducing the incidence of post-surgical adhesions. INTERGEL Solution is intended to reduce the incidence of fibrous tissue adhesions, which commonly form as part of the body's natural healing process when tissues or organs are subject to accidental or surgical trauma. Particularly with respect to abdominal, cardiovascular, orthopedic, reproductive, and thoracic surgeries, these adhesions may cause internal complications that often require costly post-surgical intervention. Government sources recently estimated the annual cost of treatment of adhesion complications in the female lower abdomen alone, a common site for the occurrence of adhesions, at $2 billion in the United States. On June 1, 1998, the Company's exclusive worldwide marketing partner, Ethicon, Inc., a Johnson & Johnson Company, began limited marketing of INTERGEL Solution in Europe.

     The Company produces hyaluronate through a proprietary fermentation process. Currently, the primary commercial use for the Company's hyaluronate is as a component in ophthalmic surgical solutions for cataract surgery and for veterinary applications. Lifecore is pursuing other applications of hyaluronate through corporate partners for drug delivery and wound care applications. The Company also is leveraging its hyaluronate manufacturing skills to provide specialized contract aseptic manufacturing services.

     The Company's Oral Restorative Division markets a comprehensive line of titanium-based dental implants for the replacement of lost or extracted teeth. In May 1992, the Company acquired the Sustain Dental Implant System from Bio-Interfaces, Inc. ("BII") and subsequently, in July 1993, acquired Implant Support Systems, Inc. ("ISS"), the manufacturer of the Restore Dental Implant System and the ISS line of compatible components. The Company has enhanced and expanded these product lines since their acquisition. The Oral Restorative Division also manufactures and markets tissue regeneration products for the restoration of bone deterioration resulting from periodontal disease and tooth loss. In May 1997, Lifecore acquired the TefGen-Registered Trademark- product line from Bridger Biomed, Inc. ("Bridger"). The acquisition expanded and complemented the growing line of tissue regenerative products by adding a nonresorbable membrane to address the current clinical practice referred to as guided tissue regeneration. In June 1997, Lifecore expanded its tissue regeneration business to include soft tissue applications with the addition of AlloDerm-Registered Trademark- Dermal Graft, which the Company distributes on an exclusive basis to the U.S. dental market for LifeCell Corporation ("LifeCell"). This Division's products are marketed in the United States through the Company's direct sales force; in Italy through the Company's subsidiary, Lifecore Biomedical SpA; and in other countries through distributors.

HYALURONATE DIVISION

BACKGROUND

     Hyaluronate is a critical, naturally occurring carbohydrate component of physiological fluids that lubricate, moisturize or otherwise protect the body's soft tissues. Due to its widespread presence in tissues and its high degree of biocompatibility, the Company believes that hyaluronate can be used for a wide variety of medical applications.

     Hyaluronate (also referred to as hyaluronan, hyaluronic acid and sodium hyaluronate) was first demonstrated to have commercial medical utility as a viscoelastic (elastic yet fluid) solution in cataract surgery. In this application, its use for coating and lubricating of tissues during the implantation of intraocular lenses dramatically improved the existing surgical success rates. An ophthalmic hyaluronate product, produced by extraction from rooster comb tissue, initially became commercially available in the United States in 1981. Hyaluronate-based products, produced both by rooster comb extraction and by fermentation processes such as the Company's, have since gained widespread acceptance among ophthalmologists and are currently used in the majority of cataract extraction procedures in the world.

     Other hyaluronate applications currently being investigated by Lifecore or its partners include general surgery (prevention of post-surgical adhesions), catheter guide-wire coatings and drug delivery (as a vehicle to carry wound healing agents). The Company believes that the use of hyaluronate for the prevention of post-surgical adhesions currently represents the most significant potential application for hyaluronate.

STRATEGY

     The Company intends to use its proprietary fermentation process to be a leader in the development of hyaluronate-based products for multiple applications. Elements of the Company's strategy include the following:

     - ESTABLISH STRATEGIC ALLIANCES WITH MARKET LEADERS. The Company will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. The Company currently has established relationships with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. ("Alcon"), Bausch & Lomb Surgical, a division of Bausch & Lomb, Inc. ("Bausch & Lomb Surgical"), Ethicon, Inc., a Johnson & Johnson Company ("Ethicon"), Johnson & Johnson Medical, Ltd., a wholly-owned subsidiary of Johnson & Johnson ("JJML"), and Mentor Ophthalmics Inc. ("Mentor"), market leaders in the ophthalmics and surgical products fields.

     - EXPAND MEDICAL APPLICATIONS FOR HYALURONATE. The Company is currently pursuing abdominal surgery, veterinary, drug delivery and wound care opportunities. Due to the growing knowledge of the unique characteristics of hyaluronate, the Company intends to continue to identify and pursue further uses for hyaluronate in medical applications.

     - MAINTAIN FLEXIBILITY IN PRODUCT DEVELOPMENT AND SUPPLY RELATIONSHIPS. The Company's vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with large corporate partners. The Company's role in these relationships extends from supplier of raw materials to manufacturer of aseptically-packaged finished products. In addition, the Company may develop its own proprietary products.

     - LEVERAGE HYALURONATE MANUFACTURING SKILLS. The Company is using its viscous fluid handling and aseptic packaging experience gained in producing hyaluronate to provide specialized contract aseptic manufacturing services.

HYALURONATE DIVISION PRODUCTS

     The following chart summarizes the principal products and development projects of the Hyaluronate Division, along with their applications and the companies with which Lifecore has related strategic alliances:

-----------------------------------------------------------------------------------
 PRODUCT               STRATEGIC ALLIANCE            MARKET       STATUS*
-----------------------------------------------------------------------------------
GENERAL SURGERY
  INTERGEL-TM-         Lifecore's proprietary        Adhesion     Pending U.S.
  Adhesion             product under development;    prevention   FDA Pre-Market
  Prevention Solution  Ethicon has exclusive                      Approval,
                       worldwide marketing rights                 marketed by
                       for adhesion prevention                    Ethicon in
                       applications and orthopedics               Europe for
                                                                abdominal
                                                                applications
-----------------------------------------------------------------------------------

OPHTHALMIC
  Viscoat-Registered   Lifecore supplies             Cataract     Commercial
  Trademark-           proprietary hyaluronate       surgery      sales since
  Ophthalmic           powder for inclusion in                    1983
  Viscoelastic         Alcon Laboratories'
  Solution             viscoelastic solution

Amvisc-Registered      Lifecore supplies finished    Cataract     Lifecore export
  Trademark- and       syringes to Bausch & Lomb     surgery      shipments
  Amvisc               Surgical, which markets the                commenced in
  Plus-Registered      products                                   December 1995;
  Trademark-                                                      U.S. sales
  Ophthalmic                                                      pending Bausch
  Solutions                                                       & Lomb Surgical
                                                                  PMA supplement
                                                                  approval
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
 PRODUCT               STRATEGIC ALLIANCE            MARKET       STATUS*
-----------------------------------------------------------------------------------
Lurocoat-Registered    Lifecore supplies its         Cataract     Lifecore export
Trademark-             proprietary product to        surgery      shipments
  Ophthalmic           Mentor Ophthalmics, Inc.,                  commenced in
  Solution             for marketing on a non-                    June 1997
                       exclusive basis outside the
                       U.S.  Product is also
                       supplied on a non-exclusive
                       basis to several other
                       ophthalmic companies

Caprogel-TM-           Lifecore supplies syringes    Ocular       Orphan
  Topical              to Orphan Medical, Inc.,      bleeding     Medical's human
  Aminocaproic Acid    which markets the product     (hyphema)    clinical trials
                                                                  commenced in
                                                                  1994
-----------------------------------------------------------------------------------

WOUND MANAGEMENT       Lifecore supplies process     Wound        JJML commenced
Wound healing          development services and      management   clinical trials
  agent                hyaluronate powder to                      in 1997
                       Johnson & Johnson Medical,
                       Ltd. for use as a delivery
                       vehicle
-----------------------------------------------------------------------------------

OTHER APPLICATIONS
MAP-5-TM- Embryo       Lifecore supplies             Veterinary   Commercial
  Cryopreservation     hyaluronate in vials to       cryopreserv  sales since
  Solution             Vetrepharm, Inc., which       ation,       1994
                       markets the product           traumatic
                                                     arthritis
-----------------------------------------------------------------------------------

* For many of the products or projects listed above, government regulatory approvals and significant development work are required before commercial sales can commence in the United States or elsewhere. See "Government Regulation." No assurance can be given that such products will be successfully developed or marketed.

     ADHESION PREVENTION DEVELOPMENT PROJECT WITH ETHICON

     The Company is developing a ferric hyaluronate product, INTERGEL-TM-Adhesion Prevention Solution for potential application in reducing the incidence of post-surgical adhesions. Ethicon has worldwide, exclusive distribution rights for INTERGEL Solution.

     Following surgical procedures fibrous tissue, or adhesions, commonly form as part of the body's natural healing process resulting from trauma to tissues or organs during surgery. Particularly with respect to abdominal, cardiovascular, orthopedic, reproductive and thoracic surgeries, these adhesions may cause internal complications that require costly additional surgical intervention. For example, adhesions following abdominal surgery can cause infertility, life threatening bowel obstructions, or complicate subsequent surgical interventions. The Company believes that successful penetration of this market will require a product with low toxicity, easy application, high procedural flexibility, broad effectiveness, and appropriate pricing.

     LAPAROTOMY. Prior to 1994 Lifecore and Ethicon were jointly developing an anti-adhesion project. However, in 1994, Lifecore assumed responsibility for completion of this project in order to accelerate development of the anti-adhesion project. Lifecore subsequently completed the pre-clinical studies and submitted an application to the United States Food and Drug Administration ("FDA") for an Investigational Device Exemption ("IDE") to begin human clinical trials to evaluate the safety and efficacy of INTERGEL Solution. In April 1995, the FDA approved the IDE. A pilot human clinical trial, involving 23 female patients undergoing peritoneal cavity surgery with preservation of fertility, was completed at a single United States clinical center in December 1995. Patients were randomly selected to receive either INTERGEL Solution or a control solution applied in a final step prior to completion of surgery by laparotomy (conventional, or open surgery). The primary goals of the pilot study were the preliminary assessment of the safety of INTERGEL Solution and an evaluation of the experimental clinical protocol. A secondary goal was the preliminary assessment of the effectiveness of INTERGEL Solution in reducing post-surgical adhesions by second-look laparoscopy. Second-look laparoscopy is a standard surgical practice with fertility patients, and consists of a less invasive follow-up evaluation of the patients' internal abdominal anatomy using microsurgical technology. The laparoscopy enabled clinicians to gather data visually comparing post-surgical adhesions in the two patient treatment groups. Analysis of the pilot clinical data indicated that patients who received INTERGEL Solution experienced a 45% lower incidence of a broad range of adhesions than control patients (p Less than 0.02). Further, the study showed that when adhesions did occur, those of the INTERGEL Solution patient group were significantly less extensive and less severe than those of the control group (p Less than 0.01). Finally, physicians using the test material indicated that it was easily incorporated into current clinical procedures.

     Based on these results, the Company initiated a pivotal human clinical trial in March 1996. That study is nearing completion and involves approximately 280 patients in a blinded study at approximately twelve clinical sites in the United States and five clinical sites in Europe. These patients undergo a similar randomized treatment protocol and are evaluated for adhesion formation at 24 abdominal and pelvic sites by second-look laparoscopy. Initial evaluations of the pivotal trial confirm the trend of statistical significance observed in the pilot trial. The Company has begun the application process for FDA Pre-Market Approval ("PMA") in June 1998. There can be no assurance that the results of the pivotal trial will be accepted by the FDA as sufficient to grant the Company a PMA. See "Government Regulation."

     LAPAROSCOPY. Subsequently, the companies began a second series of human clinical trials to evaluate INTERGEL Solution as an adjunct in less invasive, microsurgical procedures. Since laparoscopic procedures are rapidly becoming a preferred surgical interventional method, the companies wished to ensure the utility of INTERGEL Solution under the more physically restrictive demands of laparoscopic techniques in comparison to laparotomy techniques. A pilot trial has been completed showing results similar to that of the product in the pilot laparotomy trial. FDA has subsequently allowed the expansion of patient enrollment in that trial to test for clinical significance in an ongoing multi-center evaluation.

     In August 1994 when responsibility for development of this project was shifted to Lifecore, the Company and Ethicon entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement") to carry out the shift of responsibility. The Ethicon Agreement transferred to the Company the intellectual property developed to date from the anti-adhesion project, including pending patent rights and data from research, product development, clinical safety and efficacy, and marketing evaluations. The Company assumed responsibility for continuing the development project, including conducting human clinical trials with INTERGEL Solution. Furthermore, the Company granted Ethicon exclusive worldwide marketing rights to INTERGEL Solution for post-surgical adhesion prevention and certain orthopedic applications in return for an exclusive supply contract through 2008 with provisions for renewal. The Company currently receives certain technical support in return for a specified annual fee under the provisions of an associated consulting agreement. Under this agreement, the primary Ethicon scientist responsible for supervising the anti-adhesion project since its inception reports directly to Lifecore management.

     OPHTHALMIC APPLICATIONS

     CATARACT SURGERY. Currently, the primary commercial application for the Company's hyaluronate is in cataract surgery. During the process of cataract surgery, hyaluronate, in the form of a viscoelastic solution, is used to coat and lubricate the anterior chamber of the eye during intraocular lens implantation. These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. The Company currently sells hyaluronate for this application to six customers, including Alcon, Bausch & Lomb Surgical and Mentor. Alcon and Bausch & Lomb Surgical are two of the leading producers of ophthalmic surgical products in the world. In February 1996, the Company entered into a private label manufacturing agreement with Mentor to supply the Lurocoat solution on an exclusive basis in the United States and Canada and on a non-exclusive basis elsewhere for use in ophthalmic surgery. The Company also has three other agreements to supply Lurocoat solution under private label relationships outside the United States and Canada for this application.

     Hyaluronate-based products are used in the majority of cataract surgeries in the world. The Company estimates that the worldwide market for hyaluronate for cataract surgery, on a patient cost basis, is approximately $160 million per year and is relatively stable. However, the market share of products using fermented hyaluronate has increased relative to the market share of products using hyaluronate extracted from rooster combs.

     Alcon purchases the Company's hyaluronate for inclusion in Viscoat-Registered Trademark- Ophthalmic Viscoelastic Solution, which is used during cataract surgery. The Company's relationship with Alcon and its predecessors commenced in 1983, when the Company's hyaluronate was specified as a raw material component of the Viscoat product, which received clearance from the FDA in 1986. Until 1990, Alcon's predecessors had the exclusive rights to purchase the Company's hyaluronate for ophthalmic applications. In 1990, the arrangement with Alcon became non-exclusive. Since that time, sales of hyaluronate to Alcon have continued to be made pursuant to supply agreements. The current Alcon supply agreement, as renewed in November 1994, is for a term of four years through December 31, 1998. The Company is currently in discussions with Alcon and does not foresee any material issues in renewing the agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In December 1994 the Company entered into a supply agreement with Bausch & Lomb Surgical. Under the agreement, the Company has been selling its hyaluronate to Bausch & Lomb Surgical for export in packaged syringes in connection with two of Bausch & Lomb Surgical's ophthalmic viscoelastic surgical products, Amvisc-Registered Trademark- and Amvisc Plus-Registered Trademark- Ophthalmic Solutions. The Company has validated its manufacturing facility to produce these products, and Bausch & Lomb Surgical has filed a PMA supplement with the FDA in 1998 to allow the Company to manufacture these products for U.S. sale. FDA action on that supplement request is expected during the Fall of 1998. The sale by Bausch & Lomb Surgical in the United States of Amvisc and Amvisc Plus syringes supplied by the Company is dependent upon such FDA clearance. In December 1995 Bausch & Lomb Surgical commenced shipments of finished products supplied by the Company to Europe.

     The Company is in the process of independently developing its own viscoelastic solution, Lurocoat Solution, and has received an IDE from the FDA to clinically evaluate that product for ophthalmic surgical use in the United States. The Company has entered into a multi-year private label manufacturing agreement with Mentor, under which the Company will manufacture the Lurocoat product in syringes under Mentor's trade name for sale on a non-exclusive basis outside the United States. The Company received CE marking for Lurocoat solution during fiscal year 1997. The Company also has three other private label agreements to supply Lurocoat solution to others outside the United States and Canada. Export shipments of Lurocoat solution began in fiscal year 1997.

     OTHER APPLICATIONS

     In its work with hyaluronate, the Company developed specialized packaging skills with materials that, due to their perishable nature or complex viscous handling properties, often can not be sterilized in a conventional manner and required rigorous aseptic manufacturing and packaging protocols. The Company is leveraging these skills to initiate non-ophthalmic development projects for the manufacture of other hyaluronate and non-hyaluronate products in other medical areas.

     One such application is the use of hyaluronate as a drug delivery vehicle for a product being developed by Johnson & Johnson Medical, Ltd. ("JJML"). JJML is developing a product that utilizes the Company's hyaluronate and process development expertise to produce a drug delivery vehicle to enhance topical wound healing. During fiscal 1997, JJML entered pre-clinical trials with this product.

     The Hyaluronate Division undertakes its own product development activities for both hyaluronate-based and non-hyaluronate-based applications, as well as on a contract basis with certain clients. The majority of outside projects are initiated by a client to demonstrate that the Company's hyaluronate is suitable for a particular medical application. Suitability is often measured by detailed specifications for product characteristics such as purity, stability, viscosity, and molecular weight, as well as efficacy for a particular medical application.

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

     An example of a non-hyaluronate development project is the manufacture of Orphan Medical's Caprogel-TM- Topical Aminocaproic Acid. Orphan Medical is evaluating the product in clinical trials for treatment of hyphema, a form of ocular trauma.

     There can be no assurance that products currently under development by the Company or others will be successfully developed or, if so developed, will be successfully and profitably marketed.

ORAL RESTORATIVE DIVISION

BACKGROUND

     Dental implants are increasingly accepted as a replacement for missing or extracted teeth and serve as supports for dentures, crowns, and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed directly into the jawbone in a manner simulating the anchoring of a tooth by its root. This better maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of fixtures against surrounding teeth and gingiva. Typically constructed of titanium in a cylindrical or flattened shape, dental implants generally are categorized by shape and method of implantation. For example, the threaded cylinder implant is screwed into the jawbone, while an alternate form, the press-fit cylinder, is placed into a precision-drilled hole with a friction fit. Additionally, various implant styles may be spray coated with hydroxylapatite or metal to enhance bone fixation. The Company believes the current worldwide dental implant market is approximately $460 million.

     Bone graft substitutes are used for the restoration of hard tissue that has deteriorated due to periodontal disease and tooth loss. Historically, bone needed to fill holes or restore bone loss in a patient was only available from cadavers, live donor bone or autologous bone (from another part of the patient's body). These sources have limitations related to quality and convenience. The Company has developed a patented process for the synthetic production of hydroxylapatite, the major inorganic constitute of natural bone. The Company's hydroxylapatite products provide surgeons with a readily available synthetic bone substitute of consistent quality at a competitive cost for periodontal and oral surgery applications. While the current market for bone substitute products is limited (approximately $5 million annually in the United States), the addition of supplemental hard tissue regeneration products has expanded the market to approximately $25 million in the United States. The Company's TefGen-Registered Trademark- Regenerative Membrane and Capset-TM- Calcium Sulfate Bone Graft Barrier address this market opportunity. Similarly, a market for soft tissue regenerative products has developed to address the area of soft tissue replacement in adding to or replacing gingival tissue. The estimated U.S. market potential for a soft tissue regenerative product is approximately $50 million. AlloDerm-Registered Trademark- Dermal Graft addresses this market opportunity.

STRATEGY

     The Company intends to be a leader in the oral restorative surgical products industry. The Company's strategies for achieving this goal are as follows:

     - Develop a broad line of dental implants and related dental surgery support products which facilitate the transition from competitive systems to a broad-based Lifecore system.

     - Develop and deliver unique educational programs and materials aimed at participating dentists and their staffs to facilitate the conversion from traditional dental treatment options to those involving dental implant and tissue regeneration therapy.

     - Develop and implement cooperative marketing programs with the dentists' referral groups for the purpose of creating increased awareness of dental implant and tissue regeneration therapy and expanding the clinicians practice.

ORAL RESTORATIVE DIVISION PRODUCTS

The following chart summarizes the principal products of the Company's Oral Restorative Division:


------------------------------------------------------------------------------
       PRODUCT                         MARKET                     STATUS
------------------------------------------------------------------------------
Sustain-Registered         Replacement of lost or extracted   Commercial sales
     Trademark- and        teeth
     Restore-Registered
     Trademark- Dental
     Implant Systems
------------------------------------------------------------------------------
Implant Support Systems    Precision oral restorative         Commercial sales
                           components compatible with
                           implants
------------------------------------------------------------------------------
Capset-TM- Calcium         For use with natural and           Commercial sales
     Sulfate Bone          synthetic bone graft materials as
     Graft Barrier         a resorbable barrier cap and/or
                           binding agent
------------------------------------------------------------------------------
TefGen-Registered          Nonresorbable membrane for guided  Commercial sales
     Trademark-            tissue regeneration
     Regenerative
     Membrane
------------------------------------------------------------------------------
Hapset-Registered          Repair of jawbone structure        Commercial sales
     Trademark-
     Hydroxylapatite Bone
     Graft Plaster
------------------------------------------------------------------------------
Orthomatrix-Registered     Repair of jawbone structure        Commercial sales
Trademark- Non-resorbable
     Hydroxylapatite Bone
     Graft Substitute
------------------------------------------------------------------------------
AlloDerm-Registered        For use in gingival tissue         Commercial sales
     Trademark- Dermal     replacement or augmentation
     Graft                 surgery
------------------------------------------------------------------------------

     IMPLANT PRODUCTS

     The Company offers two primary dental implant systems, the Restore Dental Implant System and the Sustain Dental Implant System.

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

     The Sustain System is based on a newer innovative design that embraces both threaded and press-fit cylinder formats with added "bone-like" hydroxylapatite. In May 1992, the Company acquired the basic Sustain System from
Bio-Interfaces, Inc. after serving as an exclusive distributor for the Sustain System since 1990. The Sustain System, like the Restore System, is complemented by a complete line of prosthetic components.

     Lifecore has enhanced and expanded both of these lines, creating numerous new products with a combination of innovative features from both systems. This gives the Company one of the broadest lines in the oral restorative industry and offers practitioners maximum flexibility in choice of treatment modalities with over 1,100 products.

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

     TefGen-Registered Trademark- Regenerative Membrane technology was acquired by the Company from Bridger Biomed, Inc. in May 1997. This non-resorbable membrane is based on nanoporous PTFE BIOMATERIALS ("nPTFE"); competitive with the market's leading product produced by W.L. Gore. TefGen Regenerative Membrane allows the dental surgeon to cover a treated defect in bone and prevent the invasion of soft tissue while the slower growing bone tissue underneath has time to establish itself.

     HAPSET-Registered Trademark- Hydroxylapatite Bone Graft Plaster is a moldable, partially resorbable form of hydroxylapatite graft substitute that can be contoured to fill a bone defect during surgery. It consists of the Company's hydroxylapatite particle in a carrier of the same calcium sulfate plaster used in CAPSET Barrier.

     ORTHOMATRIX-Registered Trademark- Non-resorbable Hydroxylapatite Bone Graft Substitute is a hydroxylapatite particle that can be used in place of freeze-dried allograft bone or the patient's own bone in defects where permanent graft presence is desired.

     AlloDerm-Registered Trademark- Acellular Dermal Graft is freeze-dried, chemically processed, human donor skin that can be used as a substitute for soft tissue grafts taken from the roof of the patient's mouth. In June 1997, Lifecore entered into an exclusive U.S. sales and distribution agreement with LifeCell Corporation to market and distribute AlloDerm Graft in the dental market. The product provides soft tissue for adding or replacing gingival tissue without the second-site surgery and patient discomfort associated with palatal (roof of mouth) harvesting of graft tissue.

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

SALES AND MARKETING

HYALURONATE DIVISION PRODUCTS

     The Company generally markets and distributes its hyaluronate products to end-users through corporate partners. The Company sells hyaluronate to these partners in a variety of forms, including powders, gels and solutions which are packaged either in bulk jars, vials, or syringes. The Company sells its ophthalmic grade hyaluronate powder to Alcon for Alcon's Viscoat solution and supplies Bausch & Lomb Surgical's Amvisc products for sale in Europe. Mentor Ophthalmics, Inc. will provide exclusive marketing of the Lurocoat viscoelastic for ophthalmic surgery outside of the United States. The Company also has three other private label agreements to supply Lurocoat viscoelastic to others outside the United States and Canada. The Company also sells vials of hyaluronate solution for veterinary embryo cryopreservation to Vetrepharm, Inc.

     The Company has an agreement with Ethicon for exclusive distribution of INTERGEL Solution. The Company believes that Ethicon is the worldwide market leader in the area of surgical products and has one of the largest marketing and sales forces in the industry. Commercialization of INTERGEL Solution is dependent on completion of clinical trials, receipt of FDA marketing clearance, successful manufacturing of commercial quantities, and the efforts of Ethicon to develop the market for the product. No assurance can be given that any or all of these conditions will be met.

     The Company also sells various forms of medical grade hyaluronate directly to third parties for development and evaluation of new applications to be marketed and distributed through those companies' distribution systems or a jointly developed distribution system.

ORAL RESTORATIVE DIVISION PRODUCTS

     The Company is focused on expanding its product line in the Oral Restorative Division, improving product quality, and developing an appropriate infrastructure to support sales growth. Management of the Company believes that the dental implant market is highly specialized and that its sales force must have extensive knowledge about the products. The products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners, and dental laboratories. Accordingly, the Company believes that it must maintain a direct sales force in the United States for proper distribution of these products. The Company believes that because of their high level of experience, its sales force offers better customer service, technical support and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs twenty-two individuals dedicated to sales in the United States and five U.S.-based salespersons dedicated to international sales. The Oral Restorative Division products are marketed internationally through 23 distributors. In addition, the products are marketed in Italy through its subsidiary, Lifecore Biomedical SpA, which currently utilizes eight sales agents.

     The Company's marketing activities are designed to support its direct sales force and include advertising and product publicity in trade journals, direct mail catalogs, newsletters, continuing education programs, telemarketing, and attendance at trade shows and professional association meetings. Industry estimates indicate a need for replacement of approximately 100 million teeth in the adult population of the United States. That represents a potential market for implant companies such as Lifecore of approximately $20-30 billion.

MANUFACTURING

     The commercial production of hyaluronate by the Company requires fermentation, separation and purification capabilities, and aseptic packaging of product in a variety of formats. In addition, the production of the INTERGEL Solution requires high volume precision mixing of viscous fluids.

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

     The Company has a recently expanded 110,000 square foot facility primarily for the Company's proprietary hyaluronate manufacturing process. Several corporate partners have required that the Company validate its manufacturing capability to fulfill forecasted production requirements by creating additional capacity and periodically operating at higher capacity levels. The Company believes it has adequate current fermentation manufacturing capacity to meet these needs.

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

     In anticipation of significant commercial demand for hyaluronate products, specifically INTERGEL Solution, the Company has expanded its warehouse and distribution capabilities and its aseptic formulation and packaging facilities for finished products. The scale-up of the aseptic operations requires the purchase and validation of additional equipment and training of additional personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company's facility was designed to meet applicable regulatory requirements and has been cleared by the FDA for the manufacture of both drug and device products. The FDA periodically inspects the Company's manufacturing systems, and requires conformance to the FDA's Quality Systems Regulations ("QSR"). In addition, the Company's corporate partners are required by the FDA to conduct intensive regulatory audits of its facilities. The Company also regularly contracts with independent regulatory consultants to conduct audits of the Company's operations. The Company has received certification of conformance to ISO 9001 Standards and Medical Device Directives, as well as the COMMISSION EUROPEAN (CE) Mark of Conformity from TUV Product Services of Munich, Germany. These approvals represent international symbols of quality system assurance and compliance with applicable European Medical Device Directives, which greatly assist in the marketing of the Company's products in the European Union.

     The Company uses outside metal finishing vendors to produce its finished dental implant devices and related components. The Company conducts its own inspection of vendors and quality assurance and quality control functions related to the implant devices and components and performs its own finished packaging.

     The Company purchases raw materials for its production of hyaluronate and hydroxylapatite from outside vendors. While these materials are available from a variety of sources, the Company principally uses limited sources for some of its key materials to better monitor quality and achieve cost efficiencies. The key raw material for CAPSET Barrier is supplied exclusively by Wright Medical, and the Company believes such supplier is able to provide adequate amounts of the raw materials for such product. The Company utilizes supply agreements with Bridger Biomed, Inc. to supply the TefGen membrane product line and LifeCell Corporation to supply the AlloDerm Dermal Graft product line.

COMPETITION

     The competitors of the Company include major chemical, dental, medical, and pharmaceutical companies, as well as smaller specialized firms. Many of these companies have significantly greater financial, manufacturing, marketing, and research and development resources than the Company.

HYALURONATE PRODUCTS

     A number of companies produce hyaluronate products and thus directly or indirectly compete with Lifecore or its corporate partners. Several companies are pursuing anti-adhesion product development, including Alliance Pharmaceuticals, Inc., Anika Therapeutics, Inc., Biomatrix, Inc., Focal, Inc., Genzyme Corporation ("Genzyme"), Gliatech, Inc., Life Medical Sciences, Osteotech and W.L. Gore & Associates, Inc. Genzyme is developing two hyaluronate-based formulations for surgical anti-adhesion applications which would directly compete with the Company's INTERGEL Solution product, if and when cleared for marketing by the FDA. Genzyme has begun to market one of those products, Seprafilm-TM- bioresorbable membrane. A second, gel product, is in development. If the products obtain commercial acceptance the Company's prospects for INTERGEL Solution, if and when approved, may be adversely affected.

     In addition to Genzyme several companies produce hyaluronate through a fermentation process including Bio-Technology General Corporation, Kyowa Hakko, Nippon, Seikagaku, and Miles Laboratories. Genzyme currently sells a high molecular weight hyaluronate which is manufactured through a fermentation process, to the Company's ophthalmic customer, Alcon, for use in its Provisc-Registered Trademark- solution. In addition, several companies manufacture hyaluronate by using rooster comb extraction methods. These companies primarily include Anika Therapeutics, Inc., Biomatrix, Inc., Chesapeake Biological Labs, Fidia SpA, and Pharmacia & Upjohn. The Company believes that its patented fermentation process may offer production and regulatory advantages over the traditional rooster comb extraction method. The Company's competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronate. These patents may cover the same applications as the Company's. Although there can be no assurance, the Company believes that it does not infringe the patents of its competitors. See "Patents and Proprietary Rights."

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

ORAL RESTORATIVE PRODUCTS

     The dental implant market is also highly competitive. Major market competitors include Sulzer Calcitek, Inc., Paragon, Implant Innovations, Inc. and Nobel Biocare AB in combination with its pending merger with Steri-Oss. A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is based primarily on product performance and quality, strong sales support, and education.

     The Company believes that its broad product line facilitates the conversion of competitive implant users to a Lifecore system. In addition, the Company has developed several innovative education and marketing support programs which are designed to increase the client's implant business. The Company believes it has established a strong reputation for quality products due to its stringent design and inspection criteria. No assurance can be given, however, that the Company can effectively compete with manufacturers of dental implant systems having larger, more established client bases.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a United States patent covering certain aspects of its hyaluronate fermentation process. The Company has also licensed a 1991 patent for the recombinant DNA encoding of hyaluronate synthase, exclusively in the United States and non-exclusively outside the United States. In August 1994, in connection with the Ethicon Agreement, the Company was assigned a pending patent covering the composition and use of INTERGEL Solution, with applications filed in the United States, Australia, Brazil, Canada, Europe, Greece, and Japan. Subsequently, the patent has been issued in Australia, Greece, Japan, and the United States. The Company also has a United States patent covering the processes used in the manufacture of hydroxylapatite and a second patent covering the hydroxylapatite product produced by that process. The Company also licenses patented technology used in the production of hydroxylapatite from Wright Medical and the University of North Carolina. In conjunction with the purchase of the TefGen membrane product line, the Company obtained the rights to the patent for composition, manufacture and use of the nPTFE material.

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

     Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment ("old devices") into one of three classes - Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification (the "510(k) Notification"), and adherence to FDA-mandated current QSR requirements for devices. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices that must receive a PMA from the FDA to ensure their safety and effectiveness. Ordinarily, a PMA requires the performance of at least two independent, statistically significant clinical trials that demonstrate the device's safety and effectiveness. Class III devices are generally life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 ("new devices") and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification. An old Class III device does not require a PMA unless and until the FDA issues a regulation requiring submission of a PMA application for the device.

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

     The Sustain System and the Restore System, along with other dental implants, are categorized as old Class III devices and are eligible for marketing through 510(k) Notifications. The FDA, however, has proposed to require PMAs for dental implants, and by law must confirm such implants as Class III devices and require PMAs for them or reclassify them into Class II or Class I. It is not known when the FDA will make this decision or whether it will require PMAs for all, some or none of these implants. The Company began clinical trials of its Sustain System under an IDE in 1990 in anticipation of the possibility that the FDA would require submission of PMAs for dental implants and believes it will have appropriate data to meet FDA requirements. The Company's TefGen membrane product line is a Class II device. CAPSET Barrier, HAPSET Plaster and ORTHOMATRIX Bone Graft Substitute have received market clearance through 510(k) Notifications but are unclassified. Alloderm Dermal Graft is regulated as a banked human tissue.

     Other regulatory requirements are placed on a medical device's manufacture and the quality control procedures in place, such as the FDA's device QSR regulations. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance with device QSR requirements. The Company's facility is subject to inspections as both a device and a drug manufacturing operation. Other applicable FDA requirements include the medical device reporting regulation, which requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.

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

PRODUCT LIABILITY

     Product liability claims may be asserted with respect to the Company's products. In addition, the Company may be subject to claims for products of its customers which incorporate Lifecore's materials. The Company maintains product liability insurance coverage of $1.0 million per claim, with an aggregate maximum of $2.0 million. The Company also carries a $10.0 million umbrella insurance policy which also covers product liability claims. Lifecore Biomedical SpA also carries product liability insurance in the amount of $1.0 million per claim with an aggregate maximum of $2.0 million. There can be no assurance that the Company will have sufficient resources to satisfy product claims if they exceed available insurance coverage.

EMPLOYEES

     As of July 31, 1998, the Company employed 158 persons on a full-time basis, one part-time employee and five temporary employees. None of the Company's employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.

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

     JAMES W. BRACKE, PH.D. Dr. Bracke has been President and Chief Executive Officer and a director since August 1983 and Secretary since March 1995. He joined the Company in February 1981 as Senior Research Scientist.

     DENNIS J. ALLINGHAM. Mr. Allingham was appointed Executive Vice President in November 1997. He has been Chief Financial Officer of the Company since February 1996. Mr. Allingham has also been General Manager of the Hyaluronate Division since November 1996 and General Manager of the Oral Restorative Division since November 1997. From June 1995 until January 1996, Mr. Allingham served as Senior Vice President and Chief Financial Officer of Premier Salons International, Inc., a leading private hair salon chain in North America. From June 1993 until May 1995, Mr. Allingham served as Executive Vice President, Chief Financial Officer and director of TitleWave Stores, Inc., a leading chain retailer of home entertainment software. From July 1992 until May 1993, Mr. Allingham was a management financial consultant. From June 1980 until June 1992, Mr. Allingham held various positions with Krelitz Industries, Inc., a wholesale distributor of pharmaceutical and healthcare products, most recently serving as Executive Vice President, Chief Operating Officer, Chief Financial Officer and director.

     BRIAN J. KANE. Mr. Kane was appointed Vice President of New Business Development and Marketing in December 1997. He had been Vice President of New Business Development for the Company since July 1991. He joined the Company as Vice President of Marketing in June 1986.

     COLLEEN M. OLSON. Ms. Olson has been Vice President of Corporate Administrative Operations of the Company since May 1991. Prior to that time, she was Vice President of Human Resources and Administration from June 1990 to May 1991, and Director of Human Resources and Administration from October 1984 to June 1990. She joined the Company in January 1980 as Office Manager.

ITEM 2. PROPERTIES

     The Company's operations are all conducted in its 110,000 square foot building in Chaska, Minnesota. The Company completed its facility expansion during fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operation".

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 1998 and 1997 the range of high and low closing sale prices of the Common Stock on the Nasdaq National Market. These quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

 FISCAL YEAR                                                  LOW        HIGH
 -----------                                                  ---        ----
 1998
   First Quarter.......................................    $ 12 1/2    $ 18 3/4
   Second Quarter......................................      17 7/8      26 1/4
   Third Quarter.......................................      18          23 3/8
   Fourth Quarter......................................      15 5/8      23 3/8

  1997
   First Quarter.......................................    $ 16        $ 22 1/8
   Second Quarter......................................      15 1/8      20
   Third Quarter.......................................      14 5/8      19 5/8
   Fourth Quarter......................................      11 1/2      16 1/8

     The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance its business. The Company has a loan agreement which restricts its ability to pay dividends. See Note D to Consolidated Financial Statements.

     At July 31, 1998, the Company had 677 shareholders of record.

     On July 10, 1998, the Company issued 28,413 shares of Common Stock, with an aggregate value of $465,000, to Bridger Biomed, Inc. ("Bridger") as partial repayment of a note payable between the Company and Bridger. Such shares are exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                         SELECTED CONSOLIDATED FINANCIAL DATA
                       (In thousands, except per share amounts)

     The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 1998 has been derived from the Company's Consolidated Financial Statements audited by Grant Thornton LLP, independent certified public accountants. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                  YEARS ENDED JUNE 30,
                                                         --------------------------------------------------------------------
                                                             1998           1997           1996           1995           1994
                                                             ----           ----           ----           ----           ----
STATEMENTS OF OPERATIONS DATA:
Net sales. . . . . . . . . . . . . . . . . . . . . . .    $25,570        $18,913        $14,063        $10,018        $10,430
Costs of goods sold. . . . . . . . . . . . . . . . . .     10,941          9,052          9,173          7,900          6,004
                                                          -------        -------        -------        -------        -------
Gross profit . . . . . . . . . . . . . . . . . . . . .     14,629          9,861          4,890          2,118          4,426
Operating Expenses
 Research and development. . . . . . . . . . . . . . .      4,940          3,703          2,699          1,381          1,072
 Marketing and sales . . . . . . . . . . . . . . . . .      6,889          5,464          4,356          3,038          2,645
 General and administrative. . . . . . . . . . . . . .      3,345          2,986          2,861          2,382          2,100
 Insurance proceeds, net . . . . . . . . . . . . . . .          -              -           (754)             -              -
                                                          -------        -------        -------        -------        -------
                                                           15,174         12,153          9,162          6,801          5,817
                                                          -------        -------        -------        -------        -------
Loss from operations . . . . . . . . . . . . . . . . .       (545)        (2,292)        (4,272)        (4,683)        (1,391)
Other income (expense) . . . . . . . . . . . . . . . .        778          1,259            272           (532)        (1,406)
                                                          -------        -------        -------        -------        -------
Net income (loss). . . . . . . . . . . . . . . . . . .    $   233        $(1,033)       $(4,000)       $(5,215)       $(2,797)
                                                          -------        -------        -------        -------        -------
                                                          -------        -------        -------        -------        -------
Net income (loss) per common share
     Basic . . . . . . . . . . . . . . . . . . . . . .    $   .02        $  (.08)       $  (.40)       $  (.66)       $  (.39)
                                                          -------        -------        -------        -------        -------
                                                          -------        -------        -------        -------        -------
     Diluted . . . . . . . . . . . . . . . . . . . . .    $   .02        $  (.08)       $  (.40)       $  (.66)       $  (.39)
                                                          -------        -------        -------        -------        -------
                                                          -------        -------        -------        -------        -------
Weighted average common and common equivalent
  shares outstanding
     Basic . . . . . . . . . . . . . . . . . . . . . .     12,269         12,179         10,114          7,880          7,176
                                                          -------        -------        -------        -------        -------
                                                          -------        -------        -------        -------        -------
     Diluted . . . . . . . . . . . . . . . . . . . . .     12,568         12,179         10,114          7,880          7,176
                                                          -------        -------        -------        -------        -------
                                                          -------        -------        -------        -------        -------



                                                                                   AS OF JUNE 30, 1998
                                                         --------------------------------------------------------------------
                                                             1998           1997           1996           1995           1994
                                                             ----           ----           ----           ----           ----
     BALANCE SHEET DATA:
     Working Capital. . . . . . . . . . . . . . . . .     $17,084        $26,848        $22,207        $ 3,987        $ 3,618
     Total assets . . . . . . . . . . . . . . . . . .      66,948         65,509         64,429         25,522         24,063
     Long-term obligations. . . . . . . . . . . . . .       6,658          7,596          7,193          7,888          9,051
     Shareholders' equity . . . . . . . . . . . . . .      53,299         52,096         52,152         10,188         11,328


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company develops, manufactures and markets medical and surgical devices through its Hyaluronate and the Oral Restorative Divisions.

     The Company has a number of relationships with corporate partners relating to the development and marketing of hyaluronate-based products for a variety of medical applications, as well as certain non-hyaluronate-based applications that utilize the Company's specialized manufacturing capabilities. Currently, the primary commercial application for the Company's hyaluronate is as a component in ophthalmic surgical products marketed by Alcon and Bausch & Lomb Surgical for cataract surgery. Sales to Alcon are made under a supply agreement which extends through December 31, 1998. The agreement contains minimum purchase requirements totaling $10.4 million, consisting of $3.2 million in calendar year 1995 and $2.4 million in each of calendar years 1996 through 1998. Currently, the Company supplies Bausch & Lomb Surgical with aseptically packaged syringes according to purchase orders. Bausch & Lomb Surgical is marketing the Company's product in Europe and is awaiting approval from the FDA on its PMA supplement in order to begin sales of the Company's product in the United States. Initial sales of INTERGEL Solution occurred during fiscal 1998, as Ethicon began marketing INTERGEL Solution in Europe. Sales of INTERGEL Solution in the United States are dependent upon Pre-Market Approval by the FDA.

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

RESULTS OF OPERATIONS

     NET SALES. Net sales increased $6,657,000 or 35% in fiscal 1998 from fiscal 1997, due to a $2,605,000 increase in sales to hyaluronate customers and a $4,052,000 increase in sales to oral restorative customers.

     Hyaluronate sales increased to $9,720,000 in fiscal 1998 from $7,115,000 in fiscal 1997. Sales to Alcon were $4,761,000, $3,204,000, and $2,861,000 for fiscal years 1998, 1997 and 1996. In fiscal year 1996, sales to Alcon were at contract minimums. In fiscal years 1998 and 1997, Alcon purchased above its contract minimum. Net sales to hyaluronate customers other than Alcon increased $1,048,000 or 27% in fiscal 1998 from fiscal 1997. This increase was led mainly by initial sales of INTERGEL Solution to Ethicon and general increases in other areas. Sales to Bausch & Lomb Surgical were comparable in fiscal 1998 and fiscal 1997, and are not expected to increase appreciably until the PMA Supplement is approved allowing the sale of Lifecore-manufactured product in the United States. Hyaluronate sales increased to $7,115,000 in fiscal 1997 from $5,585,000 in fiscal 1996. The increase in hyaluronate sales in fiscal 1997 benefited from the increased sales to Alcon. Net sales to other hyaluronate customers increased $1,187,000 or 44% in fiscal 1997 from fiscal 1996. This increase was led mainly by sales to Bausch & Lomb Surgical which increased by 59% in fiscal 1997 from fiscal 1996.

     Oral Restorative sales increased 34% to $15,850,000 in fiscal 1998 from $11,798,000 in fiscal 1997. The increase primarily reflects the continued market acceptance of the Company's implant products which increased by 26% and the expanded product offerings in the tissue regeneration product line which increased 109% in fiscal 1998 from fiscal 1997. Oral restorative product sales increased 39% to $11,798,000 in fiscal 1997 from $8,478,000 in fiscal 1996.
This increase primarily reflects the continued market acceptance of the Company's implant products, the effects of increased sales and marketing activities in the domestic market, and increased sales internationally through an expanded distributor network and at Lifecore Biomedical SpA.

     GROSS PROFIT. Gross profit, as a percentage of net sales, increased to 57% in fiscal 1998 from 52% in fiscal 1997 and 35% in fiscal 1996. The increases resulted from expenses being spread over increased product sales and the expanded utilization of the Company's aseptic and hyaluronate production capacity. Gross profit, as a percentage of net sales for the oral restorative products, was 60% in fiscal 1998 and fiscal 1997 and 54% in fiscal 1996. Gross profit as a percent of net sales for the oral restorative products in fiscal 1998, exclusive of Alloderm Dermal Graft, increased by 2 percentage points. However, this increase was offset by a lower gross profit margin from Alloderm Dermal Graft, which was introduced in fiscal 1998. The increase in the gross profit, as a percent of sales, in fiscal 1997 was principally from spreading fixed expenses over increased oral restorative product sales and, to a lessor extent, from lower raw material costs as a result of the ability to purchase in larger quantities.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $1,237,000 or 33% in fiscal 1998 from fiscal 1997 and $1,004,000 or 37% in fiscal 1997 from fiscal 1996. The increases in fiscal 1998 and fiscal 1997 were principally a result of costs associated with human clinical trials on INTERGEL Solution.

     MARKETING AND SALES. Marketing and sales expenses increased by $1,425,000 or 26% in fiscal 1998 from fiscal 1997. The increase in expenses mainly occurred in the Oral Restorative Division. The components of the increase in fiscal 1998 were

$476,000 due to higher compensation costs for additional sales personnel and commissions on an increased sales base, $477,000 for increased advertising and marketing costs, $156,000 from higher travel and entertainment expenses due to expanded sales personnel, and a general increase in other areas. Marketing and sales expenses increased by $1,108,000 or 25% in fiscal 1997 from fiscal 1996. The increase in expenses mainly occurred in the Oral Restorative Division. The components of this increase in fiscal 1997 were $417,000 for increased advertising and marketing costs, $363,000 due to higher compensation costs for expanded sales personnel and commissions on an increased sales base, $137,000 from Lifecore Biomedical SpA for increased sales personnel and expanded marketing efforts, and a general increase in telephone, travel and entertainment expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $359,000 or 12% in fiscal 1998 from fiscal 1997. The increase resulted from higher personnel related costs and the amortization of the TefGen membrane product line purchase that occurred in May 1997. General and administrative expenses increased by $125,000 or 4% in fiscal 1997 from fiscal 1996. The increase in fiscal 1997 resulted mainly from higher personnel related costs, including salaries, health insurance, recruiting and relocation expenses.

     INSURANCE PROCEEDS, NET. In May 1996, the Company received net proceeds of $754,000 on an insurance claim for product that was damaged in production as a result of equipment failure.

     OTHER INCOME (EXPENSE). Interest expense was lower in fiscal 1998 compared to fiscal 1997 due to the capitalization of interest expense in conjunction with the facility expansion project. Interest income was lower in fiscal 1998 compared to fiscal 1997 as a result of a lower average amount of cash to invest than in fiscal 1997. Interest expense was lower in fiscal 1997 compared to fiscal 1996 due to a lower amount of debt outstanding and the capitalization of interest expense in conjunction with the facility expansion project. Interest income was greater in fiscal 1997 compared to fiscal 1996 as a result of a higher average amount of cash to invest than in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Inventories consist mainly of finished hyaluronate and oral restorative products and related raw materials. The portion of finished hyaluronate inventory that is not expected to be consumed within the next twelve months is classified as long-term. The finished hyaluronate inventory is maintained in a frozen state and has a shelf life in excess of five years. Total inventory increased $5,414,000 or 53% in fiscal 1998 from fiscal 1997 principally due to building of hyaluronate inventory levels in anticipation of the demand for INTERGEL Solution.

     The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronate Division's sales continue to increase, the Company's direct charges associated with excess plant capacity are decreasing; however, research and development costs for INTERGEL Solution, marketing and sales expenses for the oral restorative products, and personnel costs are increasing. Obligations under a promissory note in connection with the TefGen membrane product line acquisition total $1,600,000 for fiscal 1999. A principal payment of $400,000 plus interest was made in July 1998 utilizing the Company's common stock. The remaining amount may be paid in cash or the Company's common stock at the Company's option. During the third quarter of fiscal 1997, the Company satisfied its lease commitment with Johnson & Johnson Finance Corporation by purchasing the equipment subject to the lease. The Company paid approximately $5.1 million in exchange for the specialized production equipment which Lifecore was utilizing under the operating lease. The lease termination has favorably impacted ongoing financial operating costs.

     The loan agreement between the Company and the holder of the industrial development revenue bonds issued to finance the Company's Chaska, Minnesota facility was amended in July 1998 to waive the fixed charge coverage ratio and the cash flow coverage ratio through June 30, 1999. With respect to certain of these covenants, the Company may be required to obtain further waivers for fiscal 2000. There can be no assurance that future waivers will be granted to the Company.

     In January 1998, the Company entered into a $5,000,000 Credit Agreement and Revolving Credit Note with a bank. The agreement allows for advances against eligible securities and eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at either the prime rate or the Eurodollar Rate plus a basis point adjustment as defined in the Credit Agreement. The Revolving Credit Note matures on October 31, 1998. The terms of the agreement require the Company to comply with various financial covenants.
At June 30, 1998, the Company was in compliance or had obtained waivers for all covenants.

     During fiscal 1998 and 1997, the Company expanded its manufacturing and distribution capabilities at its Chaska, Minnesota location. The expansion included building and equipment expenditures for warehouse and distribution capabilities and to scale-up aseptic-packaging facilities for finished products. The expansion totaled approximately $19 million and was completed in June 1998. The expansion was funded from the proceeds of investment maturities. This expansion provides future capacity, but increases the level of fixed charges to be absorbed by operations.

     In fiscal 1996, the Company completed public offerings of the Common Stock, providing net proceeds of approximately $45 million. The Company used the net proceeds to expand its warehouse and distribution capabilities, to accelerate the scale-up of aseptic-packaging facilities in anticipation of significant commercial demand for finished hyaluronate products and for working capital in fiscal 1997 and 1998.

     The Company exercised its option under the ISS note payable to make the final principal payment due December 15, 1996 in the form of the Company's common stock. To satisfy the $450,000 amount due, 29,108 shares of common stock were issued under the formula described in the note.

     The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon the continued expansion of revenue from its hyaluronate and oral restorative businesses. Growth in the Hyaluronate Division is unpredictable due to the complex governmental regulatory environment for new medical products and the early stage of certain of these markets. Similarly, expansion of the Company's Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. With the completion of the facility expansion, the Company expects its cash generated from anticipated operations and the availability of the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will attain and maintain positive cash flow before its capital resources are exhausted. While the Company's capital resources appear adequate today, unforeseen events, prior to achieving and maintaining positive cash flow, could require additional financing. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

YEAR 2000 ISSUE

     The Company has completed an assessment of Year 2000 compliance for its critical operating and application systems. Through this assessment, no major issues were discovered. The Company expects to be fully Year 2000 compliant by December 31, 1998. The cost associated with the assessment and any modifications necessary was less than $50,000.

     Ultimately, the potential impact of the Year 2000 issue will depend not only on the actions taken by the Company, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with these parties to learn how they are addressing the Year 2000 issue and to evaluate any likely impact on the Company. The Company has requested commitment dates from the various parties as to their Year 2000 readiness and delivery of compliant software and other products. This process will continue into fiscal 1999. The Year 2000 efforts of third parties are not within the Company's control, however, and their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating cost for the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition. The Company expects to assess its need for contingency plans during 1999.

     The foregoing discussion regarding the Year 2000 Project's timing, effectiveness, implementation, and cost, contains forward-looking statements, which are based on management's best estimates derived using assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited too, the availability of key Year 2000 personnel, the Company's ability to locate and correct all relevant computer codes, the readiness of third parties, and the Company's ability to respond to unforeseen Year 2000 complications. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.

CAUTIONARY STATEMENT

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, in the Letter to Shareholders contained in the Annual Report to Shareholders, in future filings by the Company with the Securities and Exchange Commission and in the Company's press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) uncertainty of successful development of the Company's INTERGEL Solution, including the necessary PMA from the FDA, and of other new hyaluronate products; (ii) the Company's reliance on corporate partners to develop new products on a timely basis and to market the Company's existing and new hyaluronate products effectively; (iii) possible limitations on the Company's ability to meet anticipated significant commercial demand for INTERGEL Solution on a timely basis; and (iv) intense competition in the markets for the Company's principal products. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements are listed under Item 14 of this report.

     Summarized unaudited quarterly financial data for 1998 and 1997 is as follows:

                                                                                    Quarter
                                                          ---------------------------------------------------------
                                                             First          Second          Third         Fourth
                                                              ----          ------          -----         ------
 Year ended June 30, 1998
  Net sales. . . . . . . . . . . . . . . . . . . . . .    $ 5,214,000     $ 6,258,000    $ 7,512,000    $ 6,586,000
  Gross profit . . . . . . . . . . . . . . . . . . . .      2,687,000       3,420,000      4,317,000      4,205,000
  Net income (loss). . . . . . . . . . . . . . . . . .       (903,000)       (175,000)       806,000        505,000
  Net income (loss) per share
          Basic. . . . . . . . . . . . . . . . . . . .    $      (.07)          $(.01)   $       .07    $       .04
          Diluted. . . . . . . . . . . . . . . . . . .    $      (.07)          $(.01)   $       .06    $       .04
  Weighted average common and common
  equivalent shares outstanding
          Basic. . . . . . . . . . . . . . . . . . . .     12,225,025      12,239,438     12,274,096     12,319,705
          Diluted. . . . . . . . . . . . . . . . . . .     12,225,025      12,239,438     12,686,287     12,595,930

 Year ended June 30, 1997
  Net sales. . . . . . . . . . . . . . . . . . . . . .    $ 3,568,000     $ 4,684,000    $ 4,611,000    $ 6,050,000
  Gross profit . . . . . . . . . . . . . . . . . . . .      1,470,000       2,173,000      2,858,000      3,360,000
  Net income (loss). . . . . . . . . . . . . . . . . .       (654,000)       (543,000)        27,000        137,000
  Net income (loss) per share
          Basic. . . . . . . . . . . . . . . . . . . .    $      (.05)    $      (.04)   $         -    $       .01
          Diluted. . . . . . . . . . . . . . . . . . .    $      (.05)    $      (.04)   $         -    $       .01
  Weighted average common and common
  equivalent shares outstanding
          Basic. . . . . . . . . . . . . . . . . . . .     12,131,046      12,180,372     12,180,648     12,221,082
          Diluted. . . . . . . . . . . . . . . . . . .     12,131,046      12,180,372     12,529,710     12,429,360

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning director nominees is set forth in the section entitled "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held November 12, 1998, which is incorporated herein by reference. See also "Executive Officers of the Registrant" in Item 1 above.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is set forth in the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership of certain owners and management is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)  Documents filed as part of the report

     1.   Consolidated Financial Statements


                                                                                          Form 10-K
                                                                                        Page Reference
                                                                                        ----------------
          Report of Independent Certified Public Accountants. . . . . . . . . . . . . .       F-1

          Consolidated Balance Sheets - June 30, 1998 and 1997. . . . . . . . . . . . .       F-2

          Consolidated Statements of Operations - years ended June 30, 1998,
          1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-4

          Consolidated Statements of Cash Flows - years ended June 30, 1998,
          1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-5

          Consolidated Statements of Shareholders' Equity - years ended
          June 30, 1998, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . .       F-6

          Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . F-7 through F-19

     2.   Consolidated Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . .       S-1

               (b)  Reports on Form 8-K
                    None

               (c)  Exhibits and Exhibit Index


                                  DESCRIPTION


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

     10.1 Loan Agreement dated as of September 1, 1990 between the City of Chaska and the Company (incorporated by reference from Exhibit 4.2 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990) as amended on June 10, 1991 and July 24, 1991 (incorporated by reference from Exhibit 10.2 to the Registrant's Amendment No. 1 to Form 1991 S-2 Registration Statement [File No. 33-41291]) as amended on August 3, 1992 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1992) as amended on July 28, 1994 (incorporated by reference to Exhibit
               10.1 to Form 10-K for the year ended June 30, 1994), as amended on July 27, 1995 (incorporated by reference to Exhibit
               10.1 to Form 10-K for the year ended June 30, 1995), as amended on July 8, 1996, (incorporated by reference to Exhibit
               10.1 to Form 10-K for the year ended June 30, 1996), as amended on July 1, 1997 (incorporated by reference to Exhibit
               10.1 to Form 10-K for the year ended June 30, 1997), as amended on June 5, 1998, filed herewith

     10.2 Trust Indenture dated as of September 1, 1990 from the City of Chaska to Norwest Bank Minnesota, N.A., as Trustee
               (incorporated by reference from Exhibit 4.3 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

     10.3 Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of September 1, 1990 from the Company to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.4 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

     10.4 Contract for Private Redevelopment dated as of September 1, 1990 between the Company and Chaska Economic Development Authority (incorporated by reference from Exhibit 4.5 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

     10.5 Hyaluronate Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

     10.6 Employment Agreement dated June 10, 1991 with James W. Bracke (incorporated by reference to Exhibit 10.11 to 1991 S-2 Registration Statement [File No. 33-41291]), as amended by letter agreement dated on August 14, 1995 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 1995), as amended by letter agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1997)

     10.7 Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

     10.8 1987 Stock Option Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-26065])

     10.9 1987 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-19288])

     10.10 1990 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-32984])

     10.11 1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

     10.12 Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and Ethicon, Inc. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

     10.13     1996 Stock Option Plan (incorporated by reference to Exhibit
               4.1 to S-8 Registration Statement [File No. 333-18515])

     10.14 Amendment No. 2 to Hyaluronate Purchase Agreement dated December 4, 1992 between Lifecore Biomedical, Inc. and Alcon Surgical, Inc. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 28 to Form 8-K dated December 4, 1992)

     10.15 Amendment No. 3 to Hyaluronate Purchase Agreement dated May 12, 1993 between Lifecore Biomedical, Inc. and Alcon Surgical, Inc. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended June 30, 1993 as amended on Form 10-K/A dated December 15, 1994)

     10.16 Letter Agreement dated October 28, 1992 between the Company and Bio-Interfaces, Inc. (incorporated by reference to Exhibit
               28.1 to Form 8-K dated October 5, 1992)

     10.17 Stock Purchase Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and Johnson and Johnson Development Corporation, (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended June 30, 1994)

     10.18 Amendment No. 4 to Hyaluronate Purchase Agreement dated November 29, 1994, between Lifecore Biomedical, Inc. and Alcon Laboratories, Inc. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended December 31, 1994)

     10.19 Supply Agreement dated December 7, 1994 between Lifecore Biomedical, Inc. and IOLAB Corporation (now Bausch & Lomb Surgical) (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended June 30, 1995)

     10.20 Standard Form of Agreement Between Owner and Construction Manager dated June 1, 1996 between Lifecore Biomedical, Inc. and Marshall Contractors, Inc., (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 1997)

     10.21 General Conditions of the Contract for Construction relating to the Standard Form of Agreement Between Owner and Construction Manager dated June 1, 1996 between Lifecore Biomedical, Inc. and Marshall Contractors, Inc., (incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended June 30, 1997)

     10.22 Credit Agreement dated January 15, 1998 between the Company and First Bank National Association, (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 1997)

     10.23 Revolving Credit Note dated January 15, 1998 between the Company and First Bank National Association, (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 1997)

     10.24 Security Agreement dated January 15, 1998 by the Company in favor of First Bank National Association, (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended December 31, 1997)

     10.25 Custodial Pledge and Security Agreement dated January 15, 1998 by and between the Company, Norwest Investment Services, Inc., and First Bank National Association, (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended December 31, 1997)

     10.26 First amendment to Credit Agreement dated June 30, 1998 by and between the Company and U.S. Bank National Association, filed herewith

     23.1      Consent of Grant Thornton LLP

     27        Financial Data Schedule

     99        Risk Factors

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated: August 27, 1998                       By   /s/ JAMES W. BRACKE
                                               ---------------------------
                                             James W. Bracke, Ph.D.
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                             AND SECRETARY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Dated: August 27, 1998                       By   /s/ DENNIS J. ALLINGHAM
                                               ---------------------------------
                                             Dennis J. Allingham
                                             EXECUTIVE VICE PRESIDENT AND CHIEF
                                             FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)

Dated: August 27, 1998                       By   /s/ JAMES W. BRACKE
                                               ---------------------------------
                                             James W. Bracke, Ph.D.
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER),
                                             SECRETARY AND DIRECTOR

Dated: August 27, 1998                       By   /s/ ORWIN L. CARTER
                                               ---------------------------------
                                             Orwin L. Carter
                                             DIRECTOR

Dated: August 27, 1998                       By   /s/ JOAN L. GARDNER
                                               ---------------------------------
                                             Joan L. Gardner
                                             DIRECTOR

Dated: August 27, 1998                       By   /s/ THOMAS H. GARRETT
                                               ---------------------------------
                                             Thomas H. Garrett
                                             DIRECTOR

Dated: August 27, 1998                       By   /s/ JOHN C. HEINMILLER
                                               ---------------------------------
                                             John C. Heinmiller
                                             DIRECTOR

Dated: August 27, 1998                       By   /s/ DONALD W. LARSON
                                               ---------------------------------
                                             Donald W. Larson
                                             DIRECTOR

Dated: August 27, 1998                       By   /s/ RICHARD W. PERKINS
                                               ---------------------------------
                                             Richard W. Perkins
                                             DIRECTOR

Dated: August 27, 1998                       By   /s/ MARK T. SELLNOW
                                               ---------------------------------
                                             Mark T. Sellnow
                                             CONTROLLER (PRINCIPAL ACCOUNTING
                                             OFFICER)

                    (This page has been left blank intentionally.)

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Shareholders and Board of Directors
  Lifecore Biomedical, Inc.

     We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

     We have also audited Schedule II of Lifecore Biomedical, Inc. and subsidiaries for each of the three years in the period ended June 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                                  /s/ GRANT THORNTON LLP



Minneapolis, Minnesota
July 31, 1998

                             CONSOLIDATED BALANCE SHEETS
                                       JUNE 30,

                                        ASSETS

                                                                              1998           1997
                                                                         ------------   ------------
 CURRENT ASSETS
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .   $  2,092,000   $  1,371,000
     Short-term investments. . . . . . . . . . . . . . . . . . . . . .      3,953,000     16,630,000
     Accounts receivable, less allowances. . . . . . . . . . . . . . .      4,609,000      4,792,000
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,918,000      8,440,000
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .        503,000      1,432,000
                                                                         ------------   ------------
          Total current assets . . . . . . . . . . . . . . . . . . . .     24,075,000     32,665,000

 PROPERTY, PLANT AND EQUIPMENT - AT COST
     Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        249,000        249,000
     Building. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,721,000      7,977,000
     Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,915,000      9,492,000
     Land and building improvements. . . . . . . . . . . . . . . . . .      1,955,000      1,510,000
                                                                         ------------   ------------
                                                                           39,840,000     19,228,000
     Less accumulated depreciation . . . . . . . . . . . . . . . . . .     (6,948,000)    (5,483,000)
                                                                         ------------   ------------
                                                                           32,892,000     13,745,000
     Construction-in-progress and advance deposits . . . . . . . . . .              -      5,265,000
                                                                         ------------   ------------
                                                                           32,892,000     19,010,000
 OTHER ASSETS
     Intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,786,000      6,306,000
     Long-term investments . . . . . . . . . . . . . . . . . . . . . .              -      3,960,000
     Security deposits . . . . . . . . . . . . . . . . . . . . . . . .        848,000        786,000
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,775,000      1,839,000
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        572,000        943,000
                                                                         ------------   ------------
                                                                            9,981,000     13,834,000
                                                                         ------------   ------------
                                                                         $ 66,948,000   $ 65,509,000
                                                                         ------------   ------------
                                                                         ------------   ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              1998           1997
                                                                         ------------   ------------
CURRENT LIABILITIES
     Current maturities of long-term obligations . . . . . . . . . . .   $  1,733,000   $    918,000
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .      3,783,000      3,613,000
     Accrued compensation. . . . . . . . . . . . . . . . . . . . . . .        804,000        638,000
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .        671,000        648,000
                                                                         ------------   ------------
          Total current liabilities. . . . . . . . . . . . . . . . . .      6,991,000      5,817,000

LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . . . . .      6,658,000      7,596,000

COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . . . . . . . . .              -              -

SHAREHOLDERS' EQUITY
Preferred stock - authorized, 25,000,000 shares of $1.00 stated
     value; none issued. . . . . . . . . . . . . . . . . . . . . . . .              -              -
Preferred stock, Series A Junior Participating - authorized,
     500,000 shares of $1.00 par value; none issued. . . . . . . . . .              -              -
Common stock - authorized, 50,000,000 shares of
     $.01 stated value; issued and outstanding, 12,321,709 and
     12,222,722 shares at June 30, 1998 and 1997 . . . . . . . . . . .        123,000        122,000
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .     85,084,000     84,115,000
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .    (31,908,000)   (32,141,000)
                                                                         ------------   ------------
                                                                           53,299,000     52,096,000
                                                                         ------------   ------------
                                                                          $66,948,000    $65,509,000
                                                                         ------------   ------------
                                                                         ------------   ------------




           The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED JUNE 30,

                                                                              1998           1997          1996
                                                                         ------------   ------------  ------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 25,570,000   $ 18,913,000  $ 14,063,000
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . .     10,941,000      9,052,000     9,173,000
                                                                         ------------   ------------  ------------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . .     14,629,000      9,861,000     4,890,000

Operating expenses
     Research and development. . . . . . . . . . . . . . . . . . . . .      4,940,000      3,703,000     2,699,000
     Marketing and sales . . . . . . . . . . . . . . . . . . . . . . .      6,889,000      5,464,000     4,356,000
     General and administrative. . . . . . . . . . . . . . . . . . . .      3,345,000      2,986,000     2,861,000
     Insurance proceeds, net . . . . . . . . . . . . . . . . . . . . .           --             --        (754,000)
                                                                         ------------   ------------  ------------
                                                                           15,174,000     12,153,000     9,162,000
                                                                         ------------   ------------  ------------



          Loss from operations . . . . . . . . . . . . . . . . . . . .       (545,000)    (2,292,000)   (4,272,000)

Other income (expense)
     Interest income . . . . . . . . . . . . . . . . . . . . . . . . .        900,000      1,900,000     1,086,000
     Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .       (122,000)      (641,000)     (814,000)
                                                                         ------------   ------------  ------------
                                                                              778,000      1,259,000       272,000
                                                                         ------------   ------------  ------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . .   $    233,000   $ (1,033,000) $ (4,000,000)
                                                                         ------------   ------------  ------------
                                                                         ------------   ------------  ------------

Net income (loss) per common share
          Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        .02   $       (.08) $       (.40)
                                                                         ------------   ------------  ------------
                                                                         ------------   ------------  ------------
          Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .   $        .02   $       (.08) $       (.40)
                                                                         ------------   ------------  ------------
                                                                         ------------   ------------  ------------

Weighted average common and common equivalent shares
outstanding
          Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,268,644     12,179,008    10,114,149
                                                                         ------------   ------------  ------------
                                                                         ------------   ------------  ------------
          Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .     12,568,215     12,179,008    10,114,149
                                                                         ------------   ------------  ------------
                                                                         ------------   ------------  ------------




          The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED JUNE 30,

                                                                              1998           1997          1996
                                                                         ------------   ------------  ------------
Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .   $    233,000   $ (1,033,000) $ (4,000,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      2,013,000      1,406,000     1,015,000
  Allowance for doubtful accounts. . . . . . . . . . . . . . . . . . .         60,000           --          67,000
  Changes in operating assets and liabilities
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .        123,000     (2,466,000)     (795,000)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,414,000)    (2,311,000)   (1,810,000)
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .        929,000       (632,000)     (396,000)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .        170,000      2,457,000       410,000
     Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .        189,000          8,000       457,000
     Customers' deposits . . . . . . . . . . . . . . . . . . . . . . .           --       (1,952,000)   (2,788,000)
                                                                         ------------   ------------  ------------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . .     (1,930,000)    (3,490,000)   (3,840,000)
                                                                         ------------   ------------  ------------
Net cash used in operating activities. . . . . . . . . . . . . . . . .     (1,697,000)    (4,523,000)   (7,840,000)

Cash flows from investing activities:
  Purchases of property, plant and equipment . . . . . . . . . . . . .    (15,347,000)   (11,338,000)   (1,147,000)
  Purchases of intangibles . . . . . . . . . . . . . . . . . . . . . .        (28,000)      (840,000)      (33,000)
  Purchases of investments . . . . . . . . . . . . . . . . . . . . . .     (3,976,000)   (11,379,000)  (67,832,000)
  Maturities of investments. . . . . . . . . . . . . . . . . . . . . .     20,613,000     25,844,000    32,748,000
  Decrease (increase) in security deposits . . . . . . . . . . . . . .        (62,000)         2,000       234,000
  Decrease (increase) in other assets. . . . . . . . . . . . . . . . .        371,000        341,000      (420,000)
                                                                         ------------   ------------  ------------
Net cash provided by (used in) investing activities. . . . . . . . . .      1,571,000      2,630,000   (36,450,000)
                                                                         ------------   ------------  ------------

Cash flows from financing activities:
  Payments of long-term obligations. . . . . . . . . . . . . . . . . .       (123,000)      (527,000)   (1,136,000)
  Proceeds from issuance of common stock . . . . . . . . . . . . . . .             --             --    45,305,000
  Proceeds from stock options exercised. . . . . . . . . . . . . . . .        970,000        527,000       659,000
                                                                         ------------   ------------  ------------
Net cash provided by financing activities. . . . . . . . . . . . . . .        847,000             --    44,828,000
                                                                         ------------   ------------  ------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . .        721,000     (1,893,000)      538,000
Cash and cash equivalents at beginning of year . . . . . . . . . . . .      1,371,000      3,264,000     2,726,000
                                                                         ------------   ------------  ------------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . .   $  2,092,000   $  1,371,000  $  3,264,000
                                                                         ------------   ------------  ------------
                                                                         ------------   ------------  ------------

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest . . . . . . . . . . . . . . . . . . . . . . . . . .   $    710,000   $    737,000  $    784,000



           The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                COMMON STOCK
                                                                         ---------------------------
                                                                                                       ADDITIONAL
                                                                            SHARES                       PAID-IN      ACCUMULATED
                                                                            ISSUED         AMOUNT         CAPITAL       DEFICIT
                                                                         ------------   ------------  ------------    ------------
Balances at July 1, 1995 . . . . . . . . . . . . . . . . . . . . . . .      7,972,167   $     80,000  $ 37,216,000    $(27,108,000)
     Exercise of stock options and
          employee stock purchase
          savings plan, net of 628 shares
          surrendered in payment . . . . . . . . . . . . . . . . . . .        119,804          1,000       658,000              --
     Proceeds from sale of common stock. . . . . . . . . . . . . . . .      4,030,000         40,000    45,265,000              --
     Net loss for the year ended
          June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . .             --             --            --      (4,000,000)
                                                                         ------------   ------------  ------------    ------------

Balances at June 30, 1996. . . . . . . . . . . . . . . . . . . . . . .     12,121,971        121,000    83,139,000     (31,108,000)
     Exercise of stock options and
          employee stock purchase savings
          plan, net of 1,588 shares
          surrendered in payment . . . . . . . . . . . . . . . . . . .         71,643          1,000       545,000              --
     Issuance of common stock issued as
          payment of debt. . . . . . . . . . . . . . . . . . . . . . .         29,108             --       431,000              --
     Net loss for the year ended
          June 30, 1997. . . . . . . . . . . . . . . . . . . . . . . .             --             --            --      (1,033,000)
                                                                         ------------   ------------  ------------    ------------

Balances at June 30, 1997                                                  12,222,722        122,000    84,115,000     (32,141,000)
     Exercise of stock options and
         employee stock purchase savings
         plan, net of 1,419 shares
         surrendered in payment  . . . . . . . . . . . . . . . . . . .         98,987          1,000       969,000              --
     Net income for the year ended
         June 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . .             --             --            --         233,000
                                                                         ------------   ------------  ------------    ------------

Balances at June 30, 1998. . . . . . . . . . . . . . . . . . . . . . .     12,321,709   $    123,000  $ 85,084,000    $(31,908,000)
                                                                         ------------   ------------  ------------    ------------
                                                                         ------------   ------------  ------------    ------------



           The accompanying notes are an integral part of these statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Lifecore Biomedical, Inc. (the "Company"), develops, manufactures, and markets surgically implantable materials and devices through its two divisions, the Hyaluronate Division and the Oral Restorative Division. The Hyaluronate Division's manufacturing facility is located in Chaska, Minnesota and markets its products through OEM and contract manufacturing alliances in the fields of ophthalmology, veterinary and wound care management. The Oral Restorative Division markets its products through direct sales in the United States and Italy and through distributors in other foreign countries.

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

2.   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 1998 and 1997, principally all of the Company's cash and cash equivalents are invested in a money market fund.

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

At June 30, 1998 and 1997, amortized cost approximates fair value of held-to-maturity investments which consist of the following:

                                           1998           1997
                                       -----------    -----------
Short-term investments:
     Medium term corporate notes       $ 3,953,000    $12,800,000
     Commercial paper                           --      2,627,000
     U.S. Government Agencies                   --      1,203,000
                                       -----------    -----------
                                         3,953,000     16,630,000
Long-term investments:
     Medium term corporate notes                --      3,960,000
                                       -----------    -----------
                                                --      3,960,000
                                       -----------    -----------
                                       $ 3,953,000    $20,590,000
                                       -----------    -----------
                                       -----------    -----------

4.   ACCOUNTS RECEIVABLE

     The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. The Company's customers are located primarily throughout the United States, Europe, and South America. Management performs on-going credit evaluations of its customers. Accounts receivable balances from customers located in Europe and South America were 42% and 44% of total receivables at June 30, 1998 and 1997. The Company maintains allowances for potential credit losses which were $346,000 and $286,000 at June 30, 1998 and 1997.

5.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory not expected to be consumed within one year is classified as a long-term asset. Inventories consist of the following:

                                                            AS OF JUNE 30,
                                                      -------------------------
                                   . . . . . . . .        1998         1997
                                                      -----------  -----------
              Raw materials        . . . . . . . .    $ 4,236,000  $ 2,819,000
              Work-in-process      . . . . . . . .        204,000      205,000
              Finished goods       . . . . . . . .     11,253,000    7,255,000
                                                      -----------  -----------
                                                      $15,693,000  $10,279,000
                                                      -----------  -----------
                                                      -----------  -----------

6.   DEPRECIATION

     Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Depreciation expense was approximately $ 1,465,000, $ 990,000 and $ 628,000 for the years ended June 30, 1998, 1997 and 1996. Lives used in straight-line depreciation for financial reporting purposes are as follows:

                                                                     NUMBER OF
                                                                       YEARS
                                                                     ---------
              Building . . . . . . . . . . . . . . . . . . . . .        18-25
              Equipment. . . . . . . . . . . . . . . . . . . . .         3-15
              Land and building improvements . . . . . . . . . .          18

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

     On an ongoing basis, the Company reviews the valuation and amortization of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. The cost of the technology and regulatory rights and the goodwill are being amortized on the straight-line method over 15 years, their estimated useful lives. Accumulated amortization of intangibles was $2,171,000 and $1,647,000 at June 30, 1998 and 1997.

8.   OTHER ASSETS

     Included within other assets are costs incurred to register patents and trademarks which are capitalized as incurred. Amortization of these costs commences when the related patent or trademark is granted. The costs are amortized over the estimated useful life of the patent or trademark, not to exceed 17 years. Patents and trademarks consist of the following:

                                                          AS OF JUNE 30,
                                                   ------------------------
                                                      1998          1997
                                                   ---------     ---------
          Patents. . . . . . . . . . . . . . . . . $ 191,000     $ 169,000
          Trademarks . . . . . . . . . . . . . . .    63,000        61,000
                                                   ---------     ---------
                                                     254,000       230,000
          Less accumulated amortization. . . . . .  (111,000)      (97,000)
                                                   ---------     ---------
                                                   $ 143,000     $ 133,000
                                                   ---------     ---------
                                                   ---------     ---------

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

10.  NET INCOME (LOSS) PER COMMON SHARE

     On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share." As required by Statement No. 128, all previously reported income (loss) per share data have been restated to conform to the provisions of Statement No. 128.

     The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the fiscal year ended June 30, 1998, 299,571 shares of common stock equivalents were included in the computation of diluted net income per share. For the fiscal years ended June 30, 1997 and 1996, the common share equivalents that would have been included in the computation of diluted net income per share were 267,480 and 265,495, had net income been achieved.

     Options to purchase 283,125, 55,000, and 62,500 shares of common stock with a weighted average exercise price of $20.03, $18.57, and $16.75 were outstanding at June 30, 1998, 1997, and 1996, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

11.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board has issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal year 1999. Statement No. 130 will require the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets, and other information.

     The adoption of these standards is not expected to have a material effect on the consolidated financial statements of the Company.

NOTE B - ACQUISITION OF TEFGEN MEMBRANE PRODUCT LINE

     In May 1997, the Company acquired the technology and regulatory rights in the TefGen membrane product line from Bridger Biomed, Inc. As consideration for the $2,400,000 acquisition price, the Company paid $800,000 in cash and issued a note payable for $1,600,000. The note, as amended, bears interest at 6% per annum with a principal payment of $400,000 plus interest due in July 1998 and a principal payment of $1,200,000 plus interest due in May 1999. The principal payments may be made in cash or the Company's common stock at the Company's option. If the Company chooses its common stock as the form of payment, the note holder has certain registration rights. The Company exercised its option to make the July 1998 principal payment of $400,000 plus interest in the form of the Company's common stock. To satisfy the $400,000 amount plus interest due, 28,413 shares of common stock were issued in July 1998 under the formula described in the note. The note is secured by the purchased assets. The cost of the technology and regulatory rights is being amortized on a straight-line basis over 15 years.

NOTE C - LINE OF CREDIT

     On January 15, 1998, the Company entered into a $5,000,000 Credit Agreement and Revolving Credit Note with a bank. The agreement allows for advances against eligible securities and eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at either the prime rate or the Eurodollar Rate plus a basis point adjustment as defined in the Credit Agreement. The effective interest rate at June 30, 1998 was 7.74%. The Revolving Credit Note matures on October 31, 1998. At June 30, 1998, there were no amounts outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum quick ratio debt service coverage and maximum debt to tangible net worth. At June 30, 1998, the Company was in compliance with or had obtained waivers for all covenants.

NOTE D - LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                       AS OF JUNE 30,
                                                --------------------------
                                                     1998          1997
                                                 -----------   -----------
  Industrial development revenue bonds . . .     $ 6,669,000   $ 6,749,000
  Note payable . . . . . . . . . . . . . . .       1,600,000     1,600,000
  Other. . . . . . . . . . . . . . . . . . .         122,000       165,000
                                                 -----------   -----------
                                                   8,391,000     8,514,000
  Less current maturities. . . . . . . . . .     (1,733,000)     (918,000)
                                                 -----------   -----------
                                                 $ 6,658,000   $ 7,596,000
                                                 -----------   -----------
                                                 -----------   -----------


INDUSTRIAL DEVELOPMENT REVENUE BONDS

     On September 28, 1990, the Company completed a $7,000,000 transaction to finance its manufacturing and administrative facility through the issuance of 30-year industrial development revenue bonds by the municipality where the facility is located. The bonds are collateralized by a first mortgage on the facility and bear interest at 10.25%. The Company is required to make debt service payments on the bonds of approximately $775,000 per year for fiscal years 1996 through 2021. The payments are required to be made monthly to a sinking fund. At June 30, 1998, the Company has approximately $700,000 on deposit with the bond trustee to cover the reserve fund requirement. The Company has the right to redeem the bonds commencing September
1, 1998 upon the payment of the outstanding principal balance plus accrued interest and a premium. The premium is 8% of the principal amount during the year commencing September 1, 1998 and declines during subsequent years.

     The terms of the loan agreement require the Company to comply with various financial covenants including minimum current ratio, fixed charges coverage and cash flow coverage requirements and maximum debt to net worth limitation. The fixed charges coverage and cash flow coverage requirements have been waived by the bondholder through fiscal 1999. The debt to net worth ratio covenant has the effect of restricting the payment of cash dividends or repurchases of common stock.

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

     In May 1997, the Company issued a note payable for $1,600,000 as part of the consideration paid to the seller of the TefGen membrane product line (see Note B).

     At June 30, 1998 and 1997, the carrying amounts of long-term obligations approximate the fair value of these obligations. The aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:

          1999 . . . . . . . . . . . . . . . . . . . .      $1,733,000
          2000 . . . . . . . . . . . . . . . . . . . .         143,000
          2001 . . . . . . . . . . . . . . . . . . . .         146,000
          2002 . . . . . . . . . . . . . . . . . . . .         120,000
          2003 . . . . . . . . . . . . . . . . . . . .         135,000
          Thereafter . . . . . . . . . . . . . . . . .       6,114,000
                                                            ----------
                                                            $8,391,000
                                                            ----------
                                                            ----------



     At June 30, 1998 and 1997, the Company capitalized $691,000 and $87,000 of interest expense in conjunction with the facility expansion at its Chaska, Minnesota location.

NOTE E - OPERATING LEASES

     The Company leased equipment under an operating lease with Johnson & Johnson Finance Corporation ("JJFC"), an affiliate of the Company's customers, Ethicon, Inc. ("Ethicon") and Johnson & Johnson Medical, Ltd. JJFC is also an affiliate of

Johnson & Johnson Development Corporation, a shareholder of the Company (see Note K). In February 1997, the Company satisfied this lease commitment by purchasing the equipment subject to the lease. The purchase price of the equipment was approximately $5.1 million. Additionally, the Company had entered into operating leases with a financial institution for approximately $900,000 of furniture and fixtures. During the year ended June 30, 1996, the Company purchased from the financial institution the furniture and fixtures subject to the operating leases. Operating lease expense was approximately $665,000 and $1,825,000 for the years ended June 30, 1997 and 1996.

NOTE F - INCOME TAXES

     Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Deferred tax assets (liabilities) consist of the following at June 30:

                                                        1998          1997
                                                   ------------- -------------
Deferred tax assets
  Net operating loss carryforward. . . . . . . . .  $  9,330,000  $  9,855,000
  Capital loss carryforward. . . . . . . . . . . .       377,000       377,000
  Tax credit carryforward. . . . . . . . . . . . .       426,000       289,000
  Inventories. . . . . . . . . . . . . . . . . . .     1,370,000       989,000
  Other. . . . . . . . . . . . . . . . . . . . . .       304,000       263,000
                                                   ------------- -------------

  Total deferred tax assets. . . . . . . . . . . .    11,807,000    11,773,000

Deferred tax liabilities
  Depreciation . . . . . . . . . . . . . . . . . .   (1,042,000)     (752,000)
                                                   ------------- -------------

  Total deferred tax liabilities . . . . . . . . .   (1,042,000)     (752,000)
                                                   ------------- -------------

Net deferred tax asset before valuation allowance.   10,765,000    11,021,000
Valuation allowance. . . . . . . . . . . . . . . .  (10,765,000)  (11,021,000)
                                                   ------------- -------------
Net deferred tax asset . . . . . . . . . . . . . . $      --     $      --
                                                   ------------- -------------
                                                   ------------- -------------


  The deferred tax asset valuation allowance decreased $256,000 during 1998, as these benefits were realized.

  At June 30, 1998, the Company had net operating loss carryforwards of approximately $26,200,000 for tax reporting purposes, which expire as follows:

                    1999 . . . . . . . . . . . . .    $   92,000
                    2000 . . . . . . . . . . . . .     2,084,000
                    2001 . . . . . . . . . . . . .     2,022,000
                    2002 . . . . . . . . . . . . .     1,641,000
                    2003 . . . . . . . . . . . . .       557,000
                    2004 - 2012. . . . . . . . . .    19,804,000

The Company also has general business credit carryforwards of approximately $288,000, which expire in 1999 through 2012.

     Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to income (loss) before income taxes are as follows for fiscal years ending June 30:


                                                1998      1997      1996
                                                ----      ----      ----
U.S. federal statutory rate. . . . . . .        34.0%    (34.0)%   (34.0)%
Change in valuation allowance. . . . . .       (34.0)     34.0      34.0
                                               ------    ------    ------
                                                 --        --        --
                                               ------    ------    ------

NOTE G - SHAREHOLDERS' EQUITY

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

     Option transactions under the 1987, 1990 and 1996 Stock Plans during the three years ended June 30, 1998 are summarized as follows:

                                                                 NUMBER OF        WEIGHTED AVERAGE
                                                                   SHARES          EXERCISE PRICE
                                                                 ----------       ----------------
Outstanding at July 1, 1995. . . . . . . . . . . . . . . . .       629,419            $    7.00
  Granted. . . . . . . . . . . . . . . . . . . . . . . . . .       181,500                12.45
  Exercised. . . . . . . . . . . . . . . . . . . . . . . . .       (98,257)                5.59
  Canceled . . . . . . . . . . . . . . . . . . . . . . . . .       (30,417)                8.82
                                                                 ---------            ---------
Outstanding at June 30, 1996 . . . . . . . . . . . . . . . .       682,245                 8.74
  Granted. . . . . . . . . . . . . . . . . . . . . . . . . .       876,168                16.74
  Exercised. . . . . . . . . . . . . . . . . . . . . . . . .       (63,507)                6.82
  Canceled . . . . . . . . . . . . . . . . . . . . . . . . .       (45,625)                9.67
                                                                 ---------            ---------
Outstanding at June 30, 1997 . . . . . . . . . . . . . . . .     1,449,281                13.63
  Granted. . . . . . . . . . . . . . . . . . . . . . . . . .       334,000                19.24
  Exercised. . . . . . . . . . . . . . . . . . . . . . . . .       (89,225)                9.24
  Canceled . . . . . . . . . . . . . . . . . . . . . . . . .       (53,000)               15.98
                                                                 ---------            ---------
Outstanding at June 30, 1998 . . . . . . . . . . . . . . . .     1,641,056            $   14.83
                                                                 ---------            ---------
                                                                 ---------            ---------


                                                                  NUMBER OF          WEIGHTED AVERAGE
                                                                    SHARES            EXERCISE PRICE
                                                                 ----------          ----------------
Options exercisable at June 30:
  1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .       762,723               $12.28
  1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .       529,745                10.49
  1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .       331,520                 8.10



  The following tables summarizes information concerning currently outstanding and exercisable stock options:

                                      OPTIONS OUTSTANDING
          RANGE OF             NUMBER       WEIGHTED AVERAGE REMAINING       WEIGHTED AVERAGE EXERCISE
       EXERCISE PRICES       OUTSTANDING        CONTRACTUAL LIFE                       PRICE
       ---------------       -----------        ----------------                       -----
     $2.63   -    3.94         88,533               3.4 years                        $3.42
      3.95   -    5.91         81,780               5.8 years                         5.51
      5.92   -    8.86         71,500               5.4 years                         7.05
      8.87   -   13.29        201,800               6.4 years                        10.92
     13.30   -   19.93      1,078,443               8.2 years                        17.00
     19.94   -   24.00        119,000               9.3 years                        21.38
                            ---------
                            1,641,056
                            ---------
                            ---------

                                 OPTIONS EXERCISABLE

           RANGE OF            NUMBER              WEIGHTED AVERAGE
        EXERCISE PRICES      EXERCISABLE            EXERCISE PRICE
        ---------------      -----------            --------------
     $2.63   -    3.94         82,658                   $3.49
      3.95   -    5.91         71,405                    5.52
      5.92   -    8.86         67,750                    7.02
      8.87   -   13.29        132,467                   10.42
     13.30   -   19.93        387,318                   16.50
     19.94   -   24.00         21,125                   21.29
                              -------
                              762,723
                              -------
                              -------

     The weighted average fair value of options granted in 1998, 1997 and 1996 was $12.61, $11.80 and $8.53 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: no dividend yield; risk-free rate of return of 6%; volatility of 66.2%, 72.8%, and 74.5%; and an average term of 6.0 years, 6.4 years and 5.9 years.
The Company's 1998, 1997 and 1996 proforma net loss and basic net loss per share would have been $1,559,000, $2,768,000 and $4,234,000 or $.13, $.23 and $.42 per
share had the fair value method been used for valuing options granted during 1998, 1997 and 1996. These effects may not be representative of the future effects of applying the fair value method.

EMPLOYEE STOCK PURCHASE SAVINGS PLAN

     The 1990 Employee Stock Purchase Savings Plan ("ESPSP") provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the anniversary date of such plan's commencement or the termination date of the plan, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan year to purchase the stock. Since inception of the ESPSP a total of 98,862 shares have been issued, including 10,931 shares for approximately $168,000 in 1998, 9,374 shares for approximately $142,000 during 1997 and 21,725 shares for approximately $111,000 during 1996. At June 30, 1998, the Company had 51,138 shares reserved for future issuance under the ESPSP.

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

NOTE H - COMMITMENTS AND CONTINGENCIES

CONSTRUCTION AGREEMENTS

     The Company has completed the expansion of its manufacturing and distribution capabilities at its Chaska, Minnesota location. The expansion included building and equipment expenditures for warehouse and distribution capabilities, and aseptic-packaging facilities for finished products. Construction-in-progress and advance deposits relating to the expansion of approximately $5,265,000 were incurred through June 30, 1997. At June 30, 1998, the expansion assets were placed in service. At June 30, 1998 and 1997, firm purchase commitments related to the expansion of approximately $1,770,000 and $2,161,000 have been recorded in accounts payable.

ROYALTY AGREEMENTS

     The Company has entered into agreements which provide for royalty payments based on a percentage of net sales of certain products. Royalty expense under these agreements was $191,000, $153,000, and $78,000 for the years ended
June 30, 1998, 1997 and 1996.

SEVERANCE AGREEMENTS

     The Company has an agreement with each officer that provides severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum contingent liability under these agreements at June 30, 1998 is approximately $1,266,000.


NOTE I - EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit sharing plan for eligible employees. Contributions by the Company are determined by the Board of Directors. There have been no Company contributions since the inception of the plan.

NOTE J - SEGMENT INFORMATION

     The Company's two business segments are the manufacturing, marketing and selling of products containing hyaluronate (the "Hyaluronate Division") and oral restorative products (the "Oral Restorative Division").

     Currently, products containing hyaluronate are sold primarily to customers pursuant to supply agreements. Sales to Alcon under such agreements were 19%, 17% and 20% of total sales in 1998, 1997 and 1996.

     The Company's Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States and Italy and primarily through distributorship arrangements in other foreign locations.

     Sales to customers located principally in Europe and South America accounted for 35%, 35% and 30% of total Company sales during the years ended June 30, 1998, 1997 and 1996. The operations of the Company's Italian subsidiary, Lifecore Biomedical SpA, have not been material to the consolidated financial statements.

     Segment information for the Company is as follows:

                                                                 YEARS ENDED JUNE 30,
                                                      -----------------------------------------
                                                          1998           1997          1996
                                                      -----------    -----------   -----------
 Net sales
  Hyaluronate products . . . . . . . . . . . . .      $ 9,720,000    $ 7,115,000   $ 5,585,000
  Oral restorative products. . . . . . . . . . .       15,850,000     11,798,000     8,478,000
                                                      -----------    -----------   -----------
                                                      $25,570,000    $18,913,000   $14,063,000
                                                      -----------    -----------   -----------
                                                      -----------    -----------   -----------

 Income (loss) from operations
  Hyaluronate products . . . . . . . . . . . . .      $  (918,000)   $(1,877,000)  $(3,472,000)
  Oral restorative products. . . . . . . . . . .          373,000       (415,000)     (800,000)
                                                      -----------    -----------   -----------
                                                      $  (545,000)   $(2,292,000)  $(4,272,000)
                                                      -----------    -----------   -----------
                                                      -----------    -----------   -----------





 Capital expenditures
  Hyaluronate products . . . . . . . . . . . . .      $15,070,000    $11,112,000   $   798,000
  Oral restorative products. . . . . . . . . . .          277,000        226,000       349,000
                                                      -----------    -----------   -----------
                                                      $15,347,000    $11,338,000   $ 1,147,000
                                                      -----------    -----------   -----------
                                                      -----------    -----------   -----------


 Depreciation and amortization expense
  Hyaluronate products . . . . . . . . . . . . .      $ 1,343,000    $   878,000   $   561,000
  Oral restorative products. . . . . . . . . . .          670,000        528,000       454,000
                                                      -----------    -----------   -----------
                                                      $ 2,013,000    $ 1,406,000   $ 1,015,000
                                                      -----------    -----------   -----------
                                                      -----------    -----------   -----------


                                                             AS OF JUNE 30,
                                                      --------------------------
                                                          1998           1997
                                                      -----------    -----------
 Identifiable assets
  Hyaluronate products . . . . . . . . . . . . .      $45,159,000    $27,576,000
  Oral restorative products. . . . . . . . . . .       15,744,000     15,972,000
  General corporate. . . . . . . . . . . . . . .        6,045,000     21,961,000
                                                      -----------    -----------
                                                      $66,948,000    $65,509,000
                                                      -----------    -----------
                                                      -----------    -----------

NOTE K - AGREEMENTS

     Lifecore and Ethicon have entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). Additionally, Lifecore, Ethicon and JJDC, a subsidiary of Johnson & Johnson, have entered into a Stock Purchase Agreement.

     Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronate material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on INTERGEL-TM- Adhesion Prevention Solution (formerly called LUBRICOAT Gel), a second generation hyaluronate-based product. Lifecore has granted Ethicon exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

     Under the terms of the Stock Purchase Agreement, JJDC purchased 757,396 unregistered shares of Lifecore common stock for total consideration of $4.0 million consisting of $2.6 million cash and $1.4 million conversion of a customer deposit from Ethicon held by Lifecore. Lifecore granted JJDC registration rights for these shares.

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

NOTE L - INSURANCE PROCEEDS

     In May 1996, the Company received net proceeds of $754,000 on an insurance claim for product that was damaged in production as a result of an equipment failure.

NOTE M - LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                 ADDITIONS
                                                       ---------------------------
COLUMN A                                  COLUMN B                COLUMN C              COLUMN D           COLUMN E
-----------                             ------------   ---------------------------    ------------      --------------
                                         BALANCE AT     CHARGED TO     CHARGED TO
                                         BEGINNING       COSTS AND       OTHER                          BALANCE AT END
DESCRIPTION                              OF PERIOD       EXPENSES       ACCOUNTS       DEDUCTIONS         OF PERIOD
-----------                             ------------   ------------    -----------    ------------      --------------
Year ended June 30, 1998
  Accounts receivable
    allowance. . . . . . . . . . .        $286,000       $ 63,000       $   --        $ (3,000)  (A)      $346,000

Year ended June 30, 1997
  Accounts receivable
    allowance. . . . . . . . . . .         286,000         56,000           --         (56,000)  (A)       286,000

 Year ended June 30, 1996
  Accounts receivable
    allowance. . . . . . . . . . .         219,000         77,000           --         (10,000)  (A)       286,000



___________

(A) Deductions represent accounts receivable balances written-off during the year.