Form 10-K/A
period 1998-06-30
LIFECORE BIOMEDICAL INC
filed 1998-09-18
CIK 28626

--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     -----------

                                    FORM 10-K/A-1

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

             Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK ($.01 STATED VALUE)
                           PREFERRED STOCK PURCHASE RIGHTS
                                   (Title of Class)

                                     -----------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $130,000,000 at August 14, 1998 when the last sale price of such stock, as reported by the Nasdaq National Market, was $10.50.

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

                                   LIFECORE BIOMEDICAL, INC.

Dated: September 18, 1998               By     /s/ JAMES W. BRACKE
                                          ----------------------------------
                                        James W. Bracke, Ph.D.
                                        PRESIDENT, CHIEF EXECUTIVE OFFICER
                                        AND SECRETARY