Form 10-Q
period 1998-09-30
LIFECORE BIOMEDICAL INC
filed 1998-11-10
CIK 28626

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               ----------------------
                                     FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                               ------------    -------------

Commission File Number O-4136
                       ------

                              Lifecore Biomedical, Inc.
                 ----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


             Minnesota                                       41-0948334
-------------------------------                       ----------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

      3515 Lyman Boulevard
         Chaska, Minnesota                                     55318
------------------------------                        ----------------------
(Address of principal executive                             (Zip Code)
 offices)

Registrant's telephone number, including area code:  612-368-4300
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

                         Yes  X     No
                             ---

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of October 15, 1998 was 12,374,422 shares.

                      LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                                        INDEX

                                                                           Page
PART I.   Financial Information

  Item 1. Financial Statements

          Consolidated Condensed Balance Sheets at
          September 30, 1998 and June 30, 1998                                3

          Consolidated Condensed Statements of Operations for Three
          Months Ended September 30, 1998 and 1997                            4

          Consolidated Condensed Statements of Cash Flows for
          Three Months Ended September 30, 1998 and 1997                      5

          Notes to Consolidated Condensed Financial Statements              6-9

  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                              10-12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk         13

PART II.  Other Information

  Item 6. a.   Exhibit Index                                                 14
          b.   Reports on Form 8-K                                           14

SIGNATURES                                                                   15

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                    (Unaudited)



                                                    September 30,     June 30,
                                                         1998          1998
                                                    -------------   -----------
ASSETS
Current assets
   Cash and cash equivalents                         $   851,000    $ 2,092,000
   Short-term investments                              1,498,000      3,953,000
   Accounts receivable                                 4,884,000      4,609,000
   Inventories                                        12,369,000     12,918,000
   Prepaid expenses                                      587,000        503,000
                                                    -------------   -----------
                                                      20,189,000     24,075,000

Property, plant and equipment
   Land, building and equipment                       40,688,000     39,840,000
   Less accumulated depreciation                      (7,614,000)    (6,948,000)
                                                    -------------   -----------
                                                      33,074,000     32,892,000

Other assets
   Intangibles                                         5,655,000      5,786,000
   Security deposits                                     857,000        848,000
   Inventories                                         4,777,000      2,775,000
   Other                                                 552,000        572,000
                                                    -------------   -----------
                                                      11,841,000      9,981,000
                                                    -------------   -----------
                                                     $65,104,000    $66,948,000
                                                    -------------   -----------
                                                    -------------   -----------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term obligations       $ 1,333,000    $ 1,733,000
   Accounts payable                                    2,586,000      3,783,000
   Accrued compensation                                  774,000        804,000
   Accrued expenses                                      708,000        671,000
                                                    -------------   -----------
                                                       5,401,000      6,991,000

Long-term obligations                                  6,636,000      6,658,000
Shareholders' equity                                  53,067,000     53,299,000
                                                    -------------   -----------
                                                     $65,104,000    $66,948,000
                                                    -------------   -----------
                                                    -------------   -----------

See accompanying notes to consolidated condensed financial statements.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                                         Three months ended
                                                            September 30,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------

Net sales                                             $5,505,000     $5,214,000
Cost of goods sold                                     2,337,000      2,527,000
                                                      ----------     ----------

Gross profit                                           3,168,000      2,687,000

Operating expenses
   Research and development                            1,109,000      1,344,000
   Marketing and sales                                 1,639,000      1,730,000
   General and administrative                            898,000        757,000
                                                      ----------     ----------
                                                       3,646,000      3,831,000
                                                      ----------     ----------

Loss from operations                                    (478,000)    (1,144,000)

Other income (expense)
   Interest income                                       133,000        295,000
   Interest expense                                     (248,000)       (54,000)
                                                      ----------     ----------
                                                        (115,000)       241,000
                                                      ----------     ----------

Net loss                                              $ (593,000)    $ (903,000)
                                                      ----------     ----------

Net loss per common share
   Basic                                              $     (.05)    $     (.07)
                                                      ----------     ----------
   Diluted                                            $     (.05)    $     (.07)
                                                      ----------     ----------

Weighted average shares outstanding
   Basic                                              12,362,441     12,225,025
                                                      ----------     ----------
   Diluted                                            12,362,441     12,225,025
                                                      ----------     ----------


See accompanying notes to consolidated condensed financial statements.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                    (Unaudited)


                                                          Three months ended
                                                             September 30,
                                                     ---------------------------
                                                         1998           1997
                                                     ------------   ------------

Net cash used in operating activities                $(2,791,000)   $(1,534,000)

Cash flows from investing activities:
   Purchases of property, plant and equipment           (849,000)    (3,280,000)
   Purchases of investments                             (498,000)      (991,000)
   Maturities of investments                           2,953,000      6,653,000
   Purchases of intangibles                              (18,000)       (14,000)
   Other                                                  23,000        173,000
                                                     ------------   ------------
Net cash provided from investing activities            1,611,000      2,541,000

Cash flows form financing activities:
   Payments of long-term obligations                    (422,000)       (20,000)
   Proceeds from stock issuance                          361,000         70,000
                                                     ------------   ------------
Net cash (used in) provided from financing activities    (61,000)        50,000
                                                     ------------   ------------

Net increase (decrease) in cash and cash equivalents  (1,241,000)     1,057,000
Cash and cash equivalents at beginning of period       2,092,000      1,371,000
                                                     ------------   ------------

Cash and cash equivalents at end of period            $  851,000     $2,428,000
                                                     ------------   ------------
                                                     ------------   ------------

Supplemental disclosure of cash flow information:
   Cash paid during the period:
   Interest                                           $  270,000     $  173,000


See accompanying notes to consolidated condensed financial statements.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 September 30, 1998



NOTE A - FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (the "Company" or "Lifecore"), develops, manufactures, and markets surgically implantable materials and devices through its two divisions, the Hyaluronate Division and the Oral Restorative Division. The Hyaluronate Division's manufacturing facility is located in Chaska, Minnesota and markets its products through OEM and contract manufacturing alliances in the fields of ophthalmology, veterinary and wound care management. The Oral Restorative Division markets its products through direct sales in the United States and Italy and through distributors in other foreign countries.

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

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998, and the results of operations and cash flows for the three month periods ended September 30, 1998 and 1997. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results for the full year or of the results for any future periods.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.


NOTE B - INVESTMENTS

The Company has invested its excess cash in commercial paper and medium term corporate notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments. At September 30, 1998 and June 30, 1998, amortized cost approximates fair value of held-to-maturity investments which consist of the following:


                                                    September 30,     June 30,
                                                        1998            1998
                                                     -----------    -----------
                                                            (Unaudited)
Short-term investments:
   Medium term corporate notes                        $1,000,000     $3,953,000
   Commercial paper                                      498,000              -
                                                     -----------    -----------
                                                      $1,498,000     $3,953,000
                                                     -----------    -----------
                                                     -----------    -----------

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                 September 30, 1998


 NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronic acid, packaged aseptic and oral restorative products. Inventories consist of the following:


                                                    September 30,     June 30,
                                                        1998            1998
                                                     -----------    -----------
                                                            (Unaudited)

   Raw materials                                     $ 4,080,000    $ 4,236,000
   Work in progress                                      289,000        204,000
   Finished goods                                     12,777,000     11,253,000
                                                     -----------    -----------
                                                     $17,146,000    $15,693,000
                                                     -----------    -----------
                                                     -----------    -----------

NOTE D - AGREEMENTS

In 1994, Lifecore and Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson, entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronate material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of surgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on INTERGEL-TM-Adhesion Prevention Solution (formerly known as LUBRICOAT Gel), a second generation hyaluronate-based product. Lifecore has granted Ethicon exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

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


NOTE E - COMMITMENTS

The Company has completed the expansion of its manufacturing and distribution capabilities at its Chaska, Minnesota location. The expansion included building and equipment expenditures for warehouse and distribution capabilities, and aseptic-packaging facilities for finished products. At June 30, 1998, the expansion assets were placed in service. At June 30, 1998, firm purchase commitments related to the expansion of approximately $1,770,000 were recorded in accounts payable.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                 September 30, 1998

NOTE F - CAPITALIZED INTEREST

At September 30, 1997, $153,000 of interest was capitalized in conjunction with the facility expansion project.


NOTE G - LINE OF CREDIT

On January 15, 1998, the Company entered into a $5,000,000 Credit Agreement and Revolving Credit Note with a bank. The agreement allows for advances against eligible securities and eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at either the prime rate or the Eurodollar Rate plus a basis point adjustment as defined in the Credit Agreement. The effective interest rate at September 30, 1998 was 7.43%. The Revolving Credit Note matures on December 31, 1998. At September 30, 1998, there were no amounts outstanding under this line of credit.


NOTE H - NOTE PAYABLE ON ACQUISITION OF TEFGEN MEMBRANE PRODUCT LINE

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


NOTE I - NET INCOME (LOSS) PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting
Standards No. 128 - "Earnings per Share".   As required by Statement No. 128,
all current and prior year income (loss) per share data have been restated to conform to the provisions of Statement No. 128.

The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended September 30, 1998 and 1997, the Company reported net losses and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months ended September 30, 1998 and 1997, the common share equivalents that would have been included in the computation of diluted net income per share were 104,913 and 218,047, respectively.

Options to purchase 1,265,068 and 886,918 shares of common stock with a weighted average exercise price of $16.99 and $16.89 were outstanding at September 30, 1998 and 1997, respectively, but were

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                 September 30, 1998

excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares on such dates.

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income includes certain changes in equity that were excluded from net earnings. The adoption of this statement did not impact the Company's consolidated financial statements; historically there have been no differences between net earnings and comprehensive income.

The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information." This statement requires companies to disclose financial and other information about its business segments as part of their consolidated financial statements. The Company will include the required business segment disclosures in the June 30, 1999 Annual Report.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                         OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997


(Unaudited)                               HYALURONATE            ORAL RESTORATIVE
                                            DIVISION                 DIVISION                CONSOLIDATED
                                   ---------------------------------------------------------------------------
                                       1998         1997         1998         1997         1998         1997
                                   ----------   ----------   ----------   ----------   ----------   ----------
Net sales                          $1,289,000   $1,947,000   $4,216,000   $3,267,000   $5,505,000   $5,214,000
Cost of goods sold                    678,000    1,094,000    1,659,000    1,433,000    2,337,000    2,527,000
                                   ----------   ----------   ----------   ----------   ----------   ----------
Gross profit                          611,000      853,000    2,557,000    1,834,000    3,168,000    2,687,000

Operating expenses
   Research and development         1,008,000    1,224,000      101,000      120,000    1,109,000    1,344,000
   Marketing and sales                 28,000       38,000    1,611,000    1,692,000    1,639,000    1,730,000
   General and administrative         386,000      301,000      512,000      456,000      898,000      757,000
                                   ----------   ----------   ----------   ----------   ----------   ----------
                                    1,422,000    1,563,000    2,224,000    2,268,000    3,646,000    3,831,000
                                   ----------   ----------   ----------   ----------   ----------   ----------

Income (loss) from operations       $(811,000)   $(710,000)    $333,000    $(434,000)   $(478,000) $(1,144,000)
                                   ----------   ----------   ----------   ----------   ----------   ----------
                                   ----------   ----------   ----------   ----------   ----------   ----------


Net sales for the quarter ended September 30, 1998 increased $291,000 or 6% as compared to the same quarter of last fiscal year. Hyaluronate product sales for the current quarter decreased $658,000 as compared to the same quarter of last fiscal year. The sales decrease was the result of a missed hyaluronate powder shipment due to Hurricane Georges. This decrease was partially offset by sales of INTERGEL-TM- Solution. Oral restorative product sales for the current quarter increased 29% compared to the same quarter of last fiscal year. This increase reflects a 55% increase in sales of tissue regeneration products and a 26% increase in implant product line sales. Oral restorative product sales increased in the domestic and the international markets.

Consolidated gross margin increased to 58% for the current quarter from 52% for the same quarter of last fiscal year. The gross margin for the Hyaluronate Division increased to 47% from 44% due to the expanded utilization of the Company's aseptic and hyaluronate production capacity. The gross margin for the Oral Restorative Division increased to 61% for the current quarter from 56% for the same quarter of last fiscal year. The increase is the result of a focus on improved sales margins and to a lessor extent, the leveraging of overhead costs over a greater sales base.

Research and development expenses decreased $235,000 or 17% for the current quarter as compared to the same quarter of last fiscal year. The decrease resulted principally from decreased costs associated with human clinical trials on INTERGEL-TM- Adhesion Prevention Solution as the study enrollment is approaching the end.

Marketing and sales expenses decreased $91,000 or 5% for the current quarter as compared to the same quarter of last fiscal year. Advertising and marketing expenses were higher a year ago due to the introduction of the tissue regeneration products. This decrease was partially offset by higher

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                     OPERATIONS AND FINANCIAL CONDITION (CONT.)



compensation costs for additional sales personnel and commissions on an increased oral restorative sales base for the current quarter.

General and administrative expenses increased $141,000 or 19% for the current quarter as compared to the same quarter last fiscal year. The increase is principally from higher personnel related costs and expenses from outside professional services.

Other income (expense) decreased $356,000 for the current quarter as compared to the same quarter of last fiscal year. The $162,000 decrease in interest income results from a lower average amount of cash to invest than in the same quarter of last fiscal year. Interest expense increased $194,000 for the current quarter principally due to capitalization of interest expense associated with the facility expansion project in the quarter a year ago. The facility expansion was complete as of June 30, 1998 and thus, no interest was capitalized during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Annual Report on Form 10-K for the year ended June 30, 1998 contains a detailed discussion of Lifecore's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1998 Form 10-K.

The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronate Division's production levels increase, its related production efficiencies increase. However, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased. The ongoing research and development costs for INTERGEL-TM- Adhesion Prevention Solution will continue throughout this fiscal year, but the costs should be at a lower rate than the previous year. During fiscal 1998 and 1997, the Company expanded its manufacturing and distribution capabilities at its Chaska, Minnesota location. The expansion included building and equipment expenditures for warehouse and distribution capabilities and scale-up of aseptic-packaging facilities for finished products. The cost of the expansion totaled approximately $19 million and was completed in June 1998. The expansion was funded from the proceeds of investment maturities. This expansion provides future capacity, but increases the level of fixed charges to be absorbed by operations.

On January 15, 1998, the Company entered into a $5,000,000 Credit Agreement and Revolving Credit Note with a bank. The agreement allows for advances against eligible securities and eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at either the prime rate or the Eurodollar Rate plus a basis point adjustment as defined in the Credit Agreement. The Revolving Credit Note matures on December 31, 1998.

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

YEAR 2000 COMPLIANCE

With the assistance of a consulting firm, the Company has completed an assessment of Year 2000 compliance for its critical operating and application systems. Through this assessment, no major issues were discovered. The Company expects to be fully Year 2000 compliant by December 31, 1998. The cost associated with the assessment and any modifications necessary was less than $50,000.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the actions taken by the Company, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with these parties to learn how they are addressing the Year 2000 issue and to evaluate any likely impact on the Company. The Company has requested commitment dates from the various parties as to their Year 2000 readiness and delivery of compliant software and other products. This process will continue throughout fiscal 1999. The Year 2000 efforts of third parties are not within the Company's control, however, and their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating cost for the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition. The Company expects to assess its need for contingency plans during 1999.

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

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements imply continued financial improvement. Because of numerous risks and uncertainties in Lifecore's business activity, actual results may differ materially from those implied. Investors are referred to a more detailed discussion of those risks presented in Management's Discussion and Analysis of Financial Condition and Results of Operations section in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES


 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company invests its excess cash in money market funds and highly rated corporate debt securities. All investments are held-to-maturity. The market risk on such investments is minimal. Receivables from sales to foreign customers are denominated in U.S. Dollars. If the currencies of these countries were to fall significantly against the U.S. Dollar, there can be no assurance that such companies would be able to repay the receivables in full.
Transactions at the Company's foreign subsidiary, Lifecore Biomedical SpA, are in lire. The Company has historically had minimal exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. The Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

                     LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits and Exhibit Index

            3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2, (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

            3.2 Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

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

            10.1 Second Amendment to Credit Agreement dated November 9, 1998 by and between the Company and U.S. Bank National Association, filed herewith

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


                                           LIFECORE BIOMEDICAL, INC.




Dated:  November 10, 1998                  /s/ James W. Bracke
                                           -------------------------------
                                               James W. Bracke
                                               President & Chief Executive
                                                 Officer


Dated:  November 10, 1998                 /s/ Dennis J. Allingham
                                           -------------------------------
                                               Dennis J. Allingham
                                               Executive Vice President
                                                & Chief Financial Officer
                                               (Principal Financial Officer)