Form 10-Q
period 1998-12-31
LIFECORE BIOMEDICAL INC
filed 1999-01-29
CIK 28626

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998
                               -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number O-4136
                       ------

                            Lifecore Biomedical, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Minnesota                                   41-0948334
-------------------------------                     -------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification No.)

      3515 Lyman Boulevard
         Chaska, Minnesota                                 55318
-------------------------------                         ----------
(Address of principal executive                         (Zip Code)
 offices)

Registrant's telephone number, including area code:  612-368-4300

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X           No
                                   ----

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of January 15, 1999 was 12,409,872 shares.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                     Page
PART I.      Financial Information

  Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets at
             December 31, 1998 and June 30, 1998                                        3

             Condensed Consolidated Statements of Operations for Three
             Months and Six Months Ended December 31, 1998 and 1997                     4

             Condensed Consolidated Statements of Cash Flows for
             Six Months Ended December 31, 1998 and 1997                                5

             Notes to Condensed Consolidated Financial Statements                     6-9

  Item 2.    Management's Discussion and Analysis of Results of
             Operations and Financial Condition                                     10-14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                15

PART II.     Other Information

  Item 6.    a.       Exhibit Index                                                    16
             b.       Reports on Form 8-K                                              16

SIGNATURES                                                                             17

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                         December 31,               June 30,
                                                              1998                    1998
                                                         -------------           -------------
ASSETS
Current assets
     Cash and cash equivalents                            $    661,000           $  2,092,000
     Short-term investments                                         --              3,953,000
     Accounts receivable                                     5,609,000              4,609,000
     Inventories                                            13,729,000             12,918,000
     Prepaid expenses                                          603,000                503,000
                                                         -------------          -------------
                                                            20,602,000             24,075,000

Property, plant and equipment
     Land, building and equipment                           40,811,000             39,840,000
     Less accumulated depreciation                          (8,281,000)            (6,948,000)
                                                         -------------          -------------
                                                            32,530,000             32,892,000

Other assets
     Intangibles                                             5,524,000              5,786,000
     Security deposits                                         869,000                848,000
     Inventories                                             4,970,000              2,775,000
     Other                                                     519,000                572,000
                                                         -------------          -------------
                                                            11,882,000              9,981,000
                                                         -------------          -------------
                                                          $ 65,014,000           $ 66,948,000
                                                         -------------          -------------
                                                         -------------          -------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term obligations          $  1,333,000           $  1,733,000
     Line of credit                                            593,000                     --
     Accounts payable                                        1,754,000              3,783,000
     Accrued compensation                                      459,000                804,000
     Accrued expenses                                          588,000                671,000
                                                         -------------          -------------
                                                             4,727,000              6,991,000

Long-term obligations                                        6,591,000              6,658,000
Shareholders' equity                                        53,696,000             53,299,000
                                                         -------------          -------------
                                                          $ 65,014,000           $ 66,948,000
                                                         -------------          -------------
                                                         -------------          -------------

See accompanying notes to condensed consolidated financial statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                          Three months ended December 31,                Six months ended December 31,
                                        -----------------------------------           ------------------------------------
                                              1998                   1997                 1998                   1997
                                        ------------           ------------           ------------           -------------
Net sales                               $  6,881,000           $  6,258,000           $ 12,386,000           $ 11,472,000
Cost of goods sold                         2,692,000              2,838,000              5,029,000              5,365,000
                                        ------------           ------------           ------------           ------------
Gross profit                               4,189,000              3,420,000              7,357,000              6,107,000

Operating expenses
    Research and development                 917,000              1,140,000              2,026,000              2,484,000
    Marketing and sales                    1,842,000              1,852,000              3,481,000              3,582,000
    General and administrative               810,000                849,000              1,708,000              1,606,000
                                        ------------           ------------           ------------           ------------
                                           3,569,000              3,841,000              7,215,000              7,672,000
                                        ------------           ------------           ------------           ------------

Operating income (loss)                      620,000               (421,000)               142,000             (1,565,000)

Other income (expense)
    Interest income                           31,000                253,000                165,000                548,000
    Interest expense                        (201,000)                (7,000)              (449,000)               (61,000)
                                        ------------           ------------           ------------           ------------
                                            (170,000)               246,000               (284,000)               487,000
                                        ------------           ------------           ------------           ------------

Net income (loss)                       $    450,000           $   (175,000)          $   (142,000)          $ (1,078,000)
                                        ------------           ------------           ------------           ------------
                                        ------------           ------------           ------------           ------------

Net income (loss) per share
    Basic                               $        .04           $       (.01)          $       (.01)          $       (.09)
                                        ------------           ------------           ------------           ------------
                                        ------------           ------------           ------------           ------------
    Diluted                             $        .04           $       (.01)          $       (.01)          $       (.09)
                                        ------------           ------------           ------------           ------------
                                        ------------           ------------           ------------           ------------

Weighted average
    shares outstanding
    Basic                                 12,402,230             12,239,438             12,382,335             12,232,232
                                        ------------           ------------           ------------           ------------
                                        ------------           ------------           ------------           ------------
    Diluted                               12,470,147             12,239,438             12,382,335             12,232,232
                                        ------------           ------------           ------------           ------------
                                        ------------           ------------           ------------           ------------


See accompanying notes to condensed consolidated financial statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                         Six months ended
                                                                                           December 31,
                                                                              -----------------------------------
                                                                                 1998                     1997
                                                                              ------------           ------------
Net cash used in operating activities                                         $ (5,097,000)          $ (2,457,000)

Cash flows from investing activities:
      Purchases of property, plant and equipment                                  (971,000)            (5,956,000)
      Purchases of investments                                                  (2,485,000)            (2,984,000)
      Maturities of investments                                                  6,438,000             11,652,000
      Purchases of intangibles                                                     (25,000)               (24,000)
      Other                                                                         44,000                207,000
                                                                              ------------           ------------
Net cash provided from investing activities                                      3,001,000              2,895,000

Cash flows from financing activities:
      Payment of long-term obligations                                            (467,000)               (61,000)
      Net advances on line of credit                                               593,000                     --
      Proceeds from stock issuance                                                 539,000                292,000
                                                                              ------------           ------------
Net cash provided from financing activities                                        665,000                231,000
                                                                              ------------           ------------

Net increase (decrease) in cash and cash equivalents                            (1,431,000)               669,000
Cash and cash equivalents at beginning of period                                 2,092,000              1,371,000
                                                                              ------------           ------------

Cash and cash equivalents at end of period                                    $    661,000           $  2,040,000
                                                                              ------------           ------------
                                                                              ------------           ------------

Supplemental disclosure of cash flow information:
      Cash paid during the period:
         Interest                                                             $    453,000           $    353,000

See accompanying notes to condensed consolidated financial statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


NOTE A - FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (the "Company" or "Lifecore"), develops, manufactures, and markets surgically implantable materials and devices through its two divisions, the Hyaluronate Division and the Oral Restorative Division at its facility in Chaska, Minnesota. The Hyaluronate Division markets its products through OEM and contract manufacturing alliances in the fields of ophthalmology, veterinary and wound care management. The Oral Restorative Division markets its products through direct sales in the United States and Italy and through distributors in other foreign countries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or of the results for any future periods.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B - INVESTMENTS

The Company has invested its excess cash in commercial paper and medium term corporate notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments. At December 31, 1998 and June 30, 1998, amortized cost approximates fair value of held-to-maturity investments which consist of the following:


                                                 December 31,                  June 30,
                                                     1998                        1998
                                                -------------                ----------
                                                               (Unaudited)
Short-term investments:
      Medium term corporate notes               $  --                        $3,953,000
                                                -------------                ----------
                                                $  --                        $3,953,000
                                                -------------                ----------
                                                -------------                ----------

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronic acid, packaged aseptic and oral restorative products. Inventories consist of the following:


                                                        December 31,              June 30,
                                                           1998                    1998
                                                       -------------           -------------
                                                                   (Unaudited)
        Raw materials                                  $   4,028,000           $   4,236,000
        Work in progress                                      95,000                 204,000
        Finished goods                                    14,576,000              11,253,000
                                                       -------------           -------------
                                                       $  18,699,000           $  15,693,000
                                                       -------------           -------------
                                                       -------------           -------------


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

The Company has made and continues to make a significant investment in the development and testing of INTERGEL-TM- Adhesion Prevention Solution, a product designed to reduce the incidence of postsurgical adhesions. If the product is successfully developed and the Company receives clearance from the United States Food and Drug Administration ("FDA"), there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations.


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

NOTE F - CAPITALIZED INTEREST

During the three-and six-month periods ended December 31, 1997, $192,000 and $345,000 of interest was capitalized in conjunction with the facility expansion project.


NOTE G - LINE OF CREDIT

On December 28, 1998, the Company renewed its agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 7.75% at December 31, 1998. The agreement is for a three-year term with a maturity of December 28, 2001. At December 31, 1998, there was $593,000 outstanding under this line of credit.


NOTE H - NOTE PAYABLE ON ACQUISITION OF TEFGEN MEMBRANE PRODUCT LINE

In May 1997, the Company acquired the technology and regulatory rights in the TefGen membrane product line from Bridger Biomed, Inc. As consideration for the $2,400,000 acquisition price, the Company paid $800,000 in cash and issued a note payable for $1,600,000. The note, as amended, bears interest at 6% per annum with a principal payment of $400,000 plus interest made in July 1998 and a principal payment of $1,200,000 plus interest due in May 1999. The principal payments may be made in cash or the Company's common stock at the Company's option. If the Company chooses its common stock as the form of payment, the note holder has certain registration rights. The Company exercised its option to make the July 1998 principal payment of $400,000 plus interest in the form of the Company's common stock, and accordingly, 28,413 shares of common stock were issued in July 1998 under the formula described in the note. The note is secured by the purchased assets. The cost of the technology and regulatory rights is being amortized on a straight-line basis over 15 years.


NOTE I - NET INCOME (LOSS) PER SHARE

The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended December 31, 1998, 67,917 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months ended December 31, 1997 and the six months ended December 31, 1998 and 1997, the Company reported net losses and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months ended December 31, 1997 and the six months ended December 31, 1998 and 1997, the common share equivalents that would have been included in the computation of diluted net income per share were 473,425, 72,059 and 321,410, respectively.

Options to purchase 1,488,568 and 233,500 shares of common stock with a weighted average exercise price of $15.71 and $20.24 were outstanding at December 31, 1998 and 1997, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares on such dates.

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income includes certain changes in equity that were excluded from net earnings. The adoption of this statement did not impact the Company's consolidated financial statements; historically, there have been no differences between net earnings and comprehensive income.

The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information." This statement requires companies to disclose financial and other information about its business segments as part of their consolidated financial statements. The Company will include the required business segment disclosures in its June 30, 1999 Annual Report.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997



    (Unaudited)                                HYALURONATE                         ORAL RESTORATIVE
                                                 DIVISION                              DIVISION
                                     -------------------------------         -----------------------------
                                          1998               1997               1998               1997
                                      -----------        -----------         -----------        -----------
Net sales                             $ 2,291,000        $ 2,262,000         $ 4,590,000        $ 3,996,000
Cost of goods sold                      1,010,000          1,220,000           1,682,000          1,618,000
                                      -----------        -----------         -----------        -----------
Gross profit                            1,281,000          1,042,000           2,908,000          2,378,000

Operating expenses
    Research and development              799,000          1,008,000             118,000            132,000
    Marketing and sales                    23,000             50,000           1,819,000          1,802,000
    General and administrative            325,000            357,000             485,000            492,000
                                      -----------        -----------         -----------        -----------
                                        1,147,000          1,415,000           2,422,000          2,426,000
                                      -----------        -----------         -----------        -----------
Operating income (loss)               $   134,000        $  (373,000)        $   486,000        $   (48,000)
                                      -----------        -----------         -----------        -----------
                                      -----------        -----------         -----------        -----------

                                                 CONSOLIDATED
                                       ------------------------------
                                           1998               1997
                                       -----------        -----------
Net sales                              $ 6,881,000        $ 6,258,000
Cost of goods sold                       2,692,000          2,838,000
                                       -----------        -----------
Gross profit                             4,189,000          3,420,000

Operating expenses
    Research and development               917,000          1,140,000
    Marketing and sales                  1,842,000          1,852,000
    General and administrative             810,000            849,000
                                       -----------        -----------
                                         3,569,000          3,841,000
                                       -----------        -----------
Operating income (loss)                $   620,000        $  (421,000)
                                       -----------        -----------
                                       -----------        -----------


Net sales for the quarter ended December 31, 1998 increased $623,000 or 10% as compared to the same quarter of last fiscal year. Hyaluronate product sales for the current quarter increased $29,000 as compared to the same quarter of last fiscal year. The sales increase was from higher ophthalmic revenues offset by lower product development revenues compared to the prior year. Oral restorative product sales for the current quarter increased 15% compared to the same quarter of last fiscal year. This increase is from the tissue regeneration and implant product lines. Oral restorative product sales increased in the domestic market, but were flat in the international market when compared with the same quarter of last fiscal year.

Consolidated gross margin increased to 61% for the current quarter from 55% for the same quarter of last fiscal year. The gross margin for the Hyaluronate Division increased to 56% from 46% due to the expanded utilization of the Company's aseptic and hyaluronate production capacity. The gross margin for the Oral Restorative Division increased to 63% for the current quarter from 60% for the same quarter of last fiscal year. The increase is the result of a focus on improved sales margins and, to a lesser extent, the leveraging of overhead costs over a greater sales base.

Research and development expenses decreased $223,000 or 20% for the current quarter as compared to the same quarter of last fiscal year. The decrease resulted principally from decreased costs associated with human clinical trials on INTERGEL-TM- Adhesion Prevention Solution as the study enrollment has ended for the laparotomy trial, but continues for the laparoscopy trial.

Marketing and sales expenses decreased slightly for the current quarter as compared to the same quarter of last fiscal year. Advertising and marketing expenses were higher a year ago due to the introduction of the tissue regeneration products. This decrease was partially offset by higher compensation costs for

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION - (CONT.)


additional sales personnel and commissions on an increased oral restorative sales base for the current quarter.

General and administrative expenses decreased 5% for the current quarter as compared to the same quarter last fiscal year. The year ago period included outside professional services related to Year 2000.

Other income (expense) decreased $416,000 for the current quarter as compared to the same quarter of last fiscal year. The $222,000 decrease in interest income results from a lower average amount of cash to invest than in the same quarter of last fiscal year. Interest expense increased $194,000 for the current quarter principally due to capitalization of interest expense associated with the facility expansion project in the quarter a year ago. The facility expansion was complete as of June 30, 1998 and thus, no interest was capitalized during the current quarter.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1997



    (Unaudited)                                  Hyaluronate                           Oral Restorative
                                                  Division                                  Division
                                      --------------------------------          --------------------------------
                                           1998               1997                   1998                1997
                                      ------------         ------------         ------------        ------------
Net sales                             $  3,580,000         $  4,209,000         $  8,806,000        $  7,263,000
Cost of goods sold                       1,688,000            2,314,000            3,341,000           3,051,000
                                      ------------         ------------         ------------        ------------
Gross profit                             1,892,000            1,895,000            5,465,000           4,212,000

Operating expenses
    Research and development             1,807,000            2,232,000              219,000             252,000
    Marketing and sales                     51,000               88,000            3,430,000           3,494,000
    General and administrative             711,000              658,000              997,000             948,000
                                      ------------         ------------         ------------        ------------
                                         2,569,000            2,978,000            4,646,000           4,694,000
                                      ------------         ------------         ------------        ------------

Operating income (loss)               $   (677,000)        $ (1,083,000)        $    819,000        $   (482,000)
                                      ------------         ------------         ------------        ------------
                                      ------------         ------------         ------------        ------------


                                              Consolidated
                                    --------------------------------
                                        1998                 1997
                                    ------------        ------------
Net sales                           $ 12,386,000        $ 11,472,000
Cost of goods sold                     5,029,000           5,365,000
                                    ------------        ------------
Gross profit                           7,357,000           6,107,000

Operating expenses
    Research and development           2,026,000           2,484,000
    Marketing and sales                3,481,000           3,582,000
    General and administrative         1,708,000           1,606,000
                                    ------------        ------------
                                       7,215,000           7,672,000
                                    ------------        ------------
Operating income (loss)             $    142,000        $ (1,565,000)
                                    ------------        ------------
                                    ------------        ------------


Net sales for the six months ended December 31, 1998 increased $914,000 or 8% as compared to the same period of last fiscal year. Hyaluronate product sales for the period decreased $629,000 as compared to the same period of last fiscal year. The sales decrease was the result of lower ophthalmic revenues compared to the same period of last fiscal year, offset by sales of INTERGEL-TM- Solution in the first quarter of fiscal year 1999. Oral restorative product sales for the current period increased 21% compared to the same period of last fiscal year. This increase is from the tissue regeneration and implant product lines. Oral restorative product sales increased in both the domestic and the international markets when compared with the same period of last fiscal year.

Consolidated gross margin increased to 59% for the current period from 53% for the same period of last fiscal year. The gross margin for the Hyaluronate Division increased to 53% from 45% due to the expanded utilization of the Company's aseptic and hyaluronate production capacity. The gross margin for the Oral Restorative Division increased to 62% for the current period from 58% for the same period of last fiscal year. The increase is the result of a focus on improved sales margins and, to a lesser extent, the leveraging of overhead costs over a greater sales base.

Research and development expenses decreased $458,000 or 18% for the current period as compared to the same period of last fiscal year. The decrease resulted principally from decreased costs associated with human clinical trials on INTERGEL-TM- Adhesion Prevention Solution as the study enrollment has ended for the laparotomy trial, but continues for the laparoscopy trial.

Marketing and sales expenses decreased $101,000 or 3% for the current period as compared to the same period of last fiscal year. Advertising and marketing expenses were higher a year ago due to the introduction of the tissue regeneration products. This decrease was partially offset by higher compensation costs for additional sales personnel and commissions on an increased oral restorative sales base for the current period.

General and administrative expenses increased $102,000 or 6% for the current period as compared to the same period last fiscal year. The increase is principally from higher personnel related costs and expenses from outside professional services.

Other income (expense) decreased $771,000 for the current period as compared to the same period of last fiscal year. The $383,000 decrease in interest income results from a lower average amount of cash to invest than in the same period of last fiscal year. Interest expense increased $388,000 for the current period principally due to capitalization of interest expense associated with the facility expansion project in the period a year ago. The facility expansion was complete as of June 30, 1998 and thus, no interest was capitalized during the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Annual Report on Form 10-K for the year ended June 30, 1998 contains a detailed discussion of Lifecore's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1998 Form 10-K.

Inventories consist mainly of finished hyaluronate and oral restorative products and related raw materials. The portion of finished hyaluronate inventory that is not expected to be consumed within the next twelve months is classified as long-term. The finished hyaluronate inventory is maintained in a frozen state and has a shelf life in excess of five years. Total inventory increased during the current period as compared to the same period of a year ago principally due to building of hyaluronate inventory levels in anticipation of the demand for INTERGEL Solution.

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

On December 28, 1998, the Company renewed its agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate. The line of credit matures on December 28, 2001.

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

YEAR 2000 COMPLIANCE

With the assistance of a consulting firm, the Company has completed an assessment of Year 2000 compliance for its critical operating and application systems. Through this assessment, no major issues were discovered. The Company expects to be fully Year 2000 compliant by December 31, 1999. The cost associated with the assessment and any modifications necessary was less than $50,000.

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

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company invests its excess cash in money market mutual funds and highly rated corporate debt securities. All investments are held-to-maturity. The market risk on such investments is minimal.

All receivables from sales to foreign customers are denominated in U.S. Dollars. Transactions at the Company's foreign subsidiary, Lifecore Biomedical SpA, are in Italian Lire. The market risk on the Company's foreign operations is minimal.

At December 31, 1998, all of the Company's outstanding long-term debt carry interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

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


          10.1 Credit and Security Agreement, dated December 28, 1998, between U.S. Bank National Association and the Company, filed herewith

          27   Financial Data Schedule

     b.   Reports on Form 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LIFECORE BIOMEDICAL, INC.




Dated:  January 29, 1999                /s/ James W. Bracke
                                        ---------------------------------------
                                            James W. Bracke
                                            President & Chief Executive Officer


Dated:  January 29, 1999                /s/ Dennis J. Allingham
                                        ---------------------------------------
                                            Dennis J. Allingham
                                            Executive Vice President
                                            & Chief Financial Officer
                                            (Principal Financial Officer)