Form 10-Q
period 1999-03-31
LIFECORE BIOMEDICAL INC
filed 1999-05-03
CIK 28626

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended MARCH 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ____________ to _____________

Commission File Number O-4136

                            Lifecore Biomedical, Inc.
                            -------------------------
             (Exact name of Registrant as specified in its charter)


             Minnesota                               41-0948334
             ---------                               ----------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification No.)

      3515 Lyman Boulevard
         Chaska, Minnesota                              55318
         -----------------                              -----
(Address of principal executive                       (Zip Code)
 offices)

Registrant's telephone number, including area code:  612-368-4300

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

The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of April 15, 1999 was 12,414,599 shares.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                                                      Page
                                                                                                      ----

PART I.      Financial Information

  Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets at
             March 31, 1999 and June 30, 1998                                                            3

             Condensed Consolidated Statements of Operations for Three
             Months and Nine Months Ended March 31, 1999 and 1998                                        4

             Condensed Consolidated Statements of Cash Flows for
             Nine Months Ended March 31, 1999 and 1998                                                   5

             Notes to Condensed Consolidated Financial Statements                                      6-9

  Item 2.    Management's Discussion and Analysis of Results of
             Operations and Financial Condition                                                      10-14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                 15

PART II.     Other Information

  Item 6.    a.       Exhibit Index                                                                     16
             b.        Reports on Form 8-K                                                              16

SIGNATURES                                                                                              17


                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                          March 31,          June 30,
                                                            1999               1998
                                                        ------------       ------------
ASSETS
Current assets
       Cash and cash equivalents                        $    422,000       $  2,092,000
       Short-term investments                                   --            3,953,000
       Accounts receivable                                 5,025,000          4,609,000
       Inventories                                        14,710,000         12,918,000
       Prepaid expenses                                      592,000            503,000
                                                        ------------       ------------
                                                          20,749,000         24,075,000

Property, plant and equipment
       Land, building and equipment                       41,105,000         39,840,000
       Less accumulated depreciation                      (8,746,000)        (6,948,000)
                                                        ------------       ------------
                                                          32,359,000         32,892,000

Other assets
       Intangibles                                         6,113,000          5,786,000
       Security deposits                                     832,000            848,000
       Inventories                                         5,011,000          2,775,000
       Other                                                 483,000            572,000
                                                        ------------       ------------
                                                          12,439,000          9,981,000
                                                        ------------       ------------
                                                        $ 65,547,000       $ 66,948,000
                                                        ------------       ------------
                                                        ------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Current maturities of long-term obligations      $  1,431,000       $  1,733,000
       Line of credit                                        432,000               --
       Accounts payable                                    1,489,000          3,783,000
       Accrued compensation                                  631,000            804,000
       Accrued expenses                                      466,000            671,000
                                                        ------------       ------------
                                                           4,449,000          6,991,000

Long-term obligations                                      6,791,000          6,658,000
Shareholders' equity                                      54,307,000         53,299,000
                                                        ------------       ------------
                                                        $ 65,547,000       $ 66,948,000
                                                        ------------       ------------
                                                        ------------       ------------

     See accompanying notes to condensed consolidated financial statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                     PART I
                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                       Three months ended March 31,          Nine months ended March 31,
                                      -------------------------------       -------------------------------
                                          1999               1998              1999                1998
                                      ------------       ------------       ------------       ------------
Net sales                             $  6,849,000       $  7,512,000       $ 19,235,000       $ 18,984,000
Cost of goods sold                       2,681,000          3,195,000          7,710,000          8,570,000
                                      ------------       ------------       ------------       ------------
Gross profit                             4,168,000          4,317,000         11,525,000         10,414,000

Operating expenses
      Research and development             725,000          1,170,000          2,751,000          3,655,000
      Marketing and sales                1,858,000          1,559,000          5,339,000          5,141,000
      General and administrative           829,000            949,000          2,537,000          2,554,000
                                      ------------       ------------       ------------       ------------
                                         3,412,000          3,678,000         10,627,000         11,350,000
                                      ------------       ------------       ------------       ------------

Operating income (loss)                    756,000            639,000            898,000           (936,000)

Other income (expense)
      Interest income                       15,000            208,000            180,000            756,000
      Interest expense                    (201,000)           (41,000)          (650,000)          (101,000)
                                      ------------       ------------       ------------       ------------
                                          (186,000)           167,000           (470,000)           655,000
                                      ------------       ------------       ------------       ------------

Net income (loss)                     $    570,000       $    806,000       $    428,000       $   (281,000)
                                      ------------       ------------       ------------       ------------
                                      ------------       ------------       ------------       ------------


Net income (loss) per share
      Basic                           $        .05       $        .07       $        .03       $       (.02)
                                      ------------       ------------       ------------       ------------
                                      ------------       ------------       ------------       ------------
      Diluted                         $        .05       $        .06       $        .03       $       (.02)
                                      ------------       ------------       ------------       ------------
                                      ------------       ------------       ------------       ------------

Weighted average
      shares outstanding
      Basic                             12,405,051         12,274,096         12,392,307         12,251,686
                                      ------------       ------------       ------------       ------------
                                      ------------       ------------       ------------       ------------

      Diluted                           12,531,751         12,686,287         12,467,996         12,251,686
                                      ------------       ------------       ------------       ------------
                                      ------------       ------------       ------------       ------------


     See accompanying notes to condensed consolidated financial statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                 Nine months ended
                                                                     March 31,
                                                          -------------------------------
                                                              1999              1998
                                                          ------------       ------------

Net cash used in operating activities                     $ (4,567,000)      $ (2,925,000)

Cash flows from investing activities:
        Purchases of property, plant and equipment          (1,266,000)       (10,276,000)
        Purchases of investments                            (2,485,000)        (2,984,000)
        Maturities of investments                            6,438,000         15,639,000
        Purchases of intangibles                              (747,000)           (24,000)
        Other                                                  114,000            290,000
                                                          ------------       ------------
Net cash provided from investing activities                  2,054,000          2,645,000

Cash flows from financing activities:
        Proceeds from long-term obligations                    320,000               --
        Payment of long-term obligations                      (489,000)           (81,000)
        Net advances on line of credit                         432,000               --
        Proceeds from stock issuance                           580,000            938,000
                                                          ------------       ------------
Net cash provided from financing activities                    843,000            857,000
                                                          ------------       ------------

Net increase (decrease) in cash and cash equivalents        (1,670,000)           577,000
Cash and cash equivalents at beginning of period             2,092,000          1,371,000
                                                          ------------       ------------

Cash and cash equivalents at end of period                $    422,000       $  1,948,000
                                                          ------------       ------------
                                                          ------------       ------------


Supplemental disclosure of cash flow information:
        Cash paid during the period:
           Interest                                       $    627,000       $    522,000


       See accompanying notes to condensed consolidated financial statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999


NOTE A - FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (the "Company" or "Lifecore"), develops, manufactures, and markets biomaterials and surgical devices through its two divisions, the Hyaluronate Division and the Oral Restorative Division at its facility in Chaska, Minnesota. The Hyaluronate Division markets its products through OEM and contract manufacturing alliances in the fields of ophthalmology, veterinary and wound care management. The Oral Restorative Division markets its products through direct sales in the United States and Italy and through distributors in other foreign countries.

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


NOTE B - INVESTMENTS

The Company has invested its excess cash in commercial paper and medium term corporate notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments. At March 31, 1999 and June 30, 1998, amortized cost approximates fair value of held-to-maturity investments which consist of the following:


                                            March 31,       June 30,
                                              1999            1998
                                          -----------      -----------
                                                   (Unaudited)
Short-term investments:
         Medium term corporate notes      $      --        $ 3,953,000
                                          -----------      -----------
                                          -----------      -----------
                                          $      --        $ 3,953,000
                                          -----------      -----------
                                          -----------      -----------

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                                 March 31, 1999



NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronic acid, packaged aseptic and oral restorative products. Inventories consist of the following:


                        March 31,        June 30,
                          1999            1998
                      -----------      -----------
                              (Unaudited)

Raw materials         $ 3,522,000      $ 4,236,000
Work in progress          233,000          204,000
Finished goods         15,966,000       11,253,000
                      -----------      -----------
                      $19,721,000      $15,693,000
                      -----------      -----------
                      -----------      -----------


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

The Company has made and continues to make a significant investment in the development and testing of INTERGEL-TM- Solution, a product designed to reduce the incidence of postsurgical adhesions. If the product is successfully developed and the Company receives clearance from the United States Food and Drug Administration ("FDA"), there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations.


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

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                                 March 31, 1999



NOTE F - CAPITALIZED INTEREST

During the three-and nine-month periods ended March 31, 1998, $173,000 and $518,000 of interest was capitalized in conjunction with the facility expansion project.


NOTE G - LINE OF CREDIT

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 7.75% at March 31, 1999. The agreement has a maturity date of December 28, 2001. At March 31, 1999, there was $432,000 outstanding under this line of credit.


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


NOTE I - NET INCOME (LOSS) PER SHARE

The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended March 31, 1999 and 1998 and the nine months ended March 31, 1999, 126,700, 412,191 and 75,689 shares of common stock equivalents were included in the computation of diluted net income per share. For the nine months ended March 31, 1998, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the nine months ended March 31, 1998, the common share equivalents that would have been included in the computation of diluted net income per share were 337,564.

Options to purchase 1,340,068 and 273,000 shares of common stock with a weighted average exercise price of $16.48 and $20.10 were outstanding at March 31, 1999 and 1998, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares on such dates.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                                 March 31, 1999



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

The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to disclose financial and other information about its business segments as part of their consolidated financial statements. The Company will include the required business segment disclosures in its June 30, 1999 Annual Report.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998


    (Unaudited)                            HYALURONATE                 ORAL RESTORATIVE
                                             DIVISION                      DIVISION                    CONSOLIDATED
                                    --------------------------     ---------------------------     ---------------------------
                                       1999            1998            1999           1998             1999             1998
                                    ----------      ----------      ----------      ----------      ----------      ----------
Net sales                           $1,790,000      $3,319,000      $5,059,000      $4,193,000      $6,849,000      $7,512,000
Cost of goods sold                     818,000       1,569,000       1,863,000       1,626,000       2,681,000       3,195,000
                                    ----------      ----------      ----------      ----------      ----------      ----------
Gross profit                           972,000       1,750,000       3,196,000       2,567,000       4,168,000       4,317,000

Operating expenses
    Research and development           557,000       1,049,000         168,000         121,000         725,000       1,170,000
    Marketing and sales                 29,000          48,000       1,829,000       1,511,000       1,858,000       1,559,000
    General and administrative         340,000         384,000         489,000         565,000         829,000         949,000
                                    ----------      ----------      ----------      ----------      ----------      ----------
                                       926,000       1,481,000       2,486,000       2,197,000       3,412,000       3,678,000
                                    ----------      ----------      ----------      ----------      ----------      ----------

Operating income                    $   46,000      $  269,000      $  710,000      $  370,000      $  756,000      $  639,000
                                    ----------      ----------      ----------      ----------      ----------      ----------
                                    ----------      ----------      ----------      ----------      ----------      ----------


Net sales for the quarter ended March 31, 1999 decreased $663,000 or 9% as compared to the same quarter of last fiscal year. Hyaluronate product sales for the current quarter decreased $1,529,000 as compared to the same quarter of last fiscal year. The sales decrease was from lower ophthalmic revenues in the current quarter as compared to the prior year. Sales to Alcon Laboratories in the quarter ended March 31, 1998 were higher than the current year period. Oral restorative product sales for the current quarter increased 21% compared to the same quarter of last fiscal year. This increase results mainly from the tissue regeneration and implant product lines. The sales increase was realized in both the domestic and international markets.

Consolidated gross margin increased to 61% for the current quarter from 57% for the same quarter of last fiscal year. The gross margin for the Hyaluronate Division increased to 54% from 53% due to the expanded utilization of the Company's aseptic and hyaluronate production capacity. The gross margin for the Oral Restorative Division increased to 63% for the current quarter from 61% for the same quarter of last fiscal year. The increase is the result of a focus on improving sales margins and, to a lesser extent, the leveraging of overhead costs over a greater sales base.

Research and development expenses decreased $445,000 or 38% for the current quarter as compared to the same quarter of last fiscal year. The decrease resulted principally from decreased costs associated with human clinical trials on INTERGEL-TM- Solution as the study enrollment has ended for the laparotomy trial, but continues for the laparoscopy trial.

Marketing and sales expenses increased $299,000 or 19% for the current quarter as compared to the same quarter of last fiscal year. This increase was mainly from higher compensation and sales expenses

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONT.)


due to additional sales personnel and higher sales commissions on an increased oral restorative sales base for the current quarter.

General and administrative expenses decreased $120,000 or 13% for the current quarter as compared to the same quarter last fiscal year. The decrease is principally from lower outside professional services in the current year period.

Other income (expense) decreased $353,000 for the current quarter as compared to the same quarter of last fiscal year. The $193,000 decrease in interest income results from a lower average amount of cash to invest than in the same quarter of last fiscal year. Interest expense increased $160,000 for the current quarter principally due to capitalization of interest expense associated with the facility expansion project in the quarter a year ago. The facility expansion was complete as of June 30, 1998 and thus, no interest was capitalized during the current quarter.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998


    (Unaudited)                          HYALURONATE                 ORAL RESTORATIVE
                                           DIVISION                       DIVISION                        CONSOLIDATED
                                ----------------------------     ----------------------------     ----------------------------
                                    1999           1998              1999            1998              1999           1998
                                ------------    ------------     ------------    ------------     ------------    ------------

Net sales                       $  5,370,000    $  7,528,000     $ 13,865,000    $ 11,456,000     $ 19,235,000    $ 18,984,000
Cost of goods sold                 2,506,000       3,893,000        5,204,000       4,677,000        7,710,000       8,570,000
                                ------------    ------------     ------------    ------------     ------------    ------------
Gross profit                       2,864,000       3,635,000        8,661,000       6,779,000       11,525,000      10,414,000

Operating expenses
    Research and development       2,364,000       3,281,000          387,000         374,000        2,751,000       3,655,000
    Marketing and sales               80,000         136,000        5,259,000       5,005,000        5,339,000       5,141,000
    General and administrative     1,051,000       1,042,000        1,486,000       1,512,000        2,537,000       2,554,000
                                ------------    ------------     ------------    ------------     ------------    ------------
                                   3,495,000       4,459,000        7,132,000       6,891,000       10,627,000      11,350,000
                                ------------    ------------     ------------    ------------     ------------    ------------
Operating income (loss)         $   (631,000)   $   (824,000)    $  1,529,000    $   (112,000)    $    898,000    $   (936,000)
                                ------------    ------------     ------------    ------------     ------------    ------------
                                ------------    ------------     ------------    ------------     ------------    ------------



Net sales for the nine months ended March 31, 1999 increased $251,000 or 1% as compared to the same period of last fiscal year. Hyaluronate product sales for the period decreased $2,158,000 as compared to the same period of last fiscal year. The sales decrease was the result of lower ophthalmic revenues compared to the same period of last fiscal year. Sales to Alcon Laboratories in the year ago period were higher than the current period. Oral restorative product sales for the current period increased 21% compared to the same period of last fiscal year. This increase is from the tissue regeneration and implant product lines. Oral restorative product sales increased in both the domestic and the international markets when compared with the same period of last fiscal year.

Consolidated gross margin increased to 60% for the current period from 55% for the same period of last fiscal year. The gross margin for the Hyaluronate Division increased to 53% from 48% due to the expanded utilization of the Company's aseptic and hyaluronate production capacity. The gross margin for

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONT.)


the Oral Restorative Division increased to 62% for the current period from 59% for the same period of last fiscal year. The increase is the result of a focus on improving sales margins and, to a lesser extent, the leveraging of overhead costs over a greater sales base.

Research and development expenses decreased $904,000 or 25% for the current period as compared to the same period of last fiscal year. The decrease resulted principally from decreased costs associated with human clinical trials on INTERGEL-TM- Solution as the study enrollment has ended for the laparotomy trial, but continues for the laparoscopy trial.

Marketing and sales expenses increased $198,000 or 4% for the current period as compared to the same period of last fiscal year. This increase is mainly from higher compensation and sales expenses due to additional sales personnel and sales commissions on an increased oral restorative sales base for the current period.

General and administrative expenses decreased $17,000 or 1% for the current period as compared to the same period last fiscal year. The decrease is principally from lower expenses from outside professional services.

Other income (expense) decreased $1,125,000 for the current period as compared to the same period of last fiscal year. The $576,000 decrease in interest income results from a lower average amount of cash to invest than in the same period of last fiscal year. Interest expense increased $549,000 for the current period principally due to capitalization of interest expense associated with the facility expansion project in the period a year ago. The facility expansion was complete as of June 30, 1998 and thus, no interest was capitalized during the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Annual Report on Form 10-K for the year ended June 30, 1998 contains a detailed discussion of Lifecore's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1998 Form 10-K.

Inventories consist mainly of finished hyaluronate and oral restorative products and related raw materials. The portion of finished hyaluronate inventory that is not expected to be consumed within the next twelve months is classified as long-term. The finished hyaluronate inventory is maintained in a frozen state and has a shelf life in excess of five years. Total inventory increased during the current period as compared to the same period of a year ago principally due to building of hyaluronate inventory levels in anticipation of the demand for INTERGEL-TM- Solution.

The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronate Division's production levels increase, its related production efficiencies increase. However, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased. The ongoing research and development costs for INTERGEL-TM- Solution will continue throughout this fiscal year, but the costs should be at a lower rate than the previous year. During fiscal 1998 and 1997, the Company expanded its manufacturing and distribution capabilities at its Chaska, Minnesota location. The expansion included building and equipment expenditures for warehouse and distribution capabilities and scale-up of aseptic-packaging facilities for finished products. The cost of the expansion totaled approximately $19 million and was completed in June 1998. The

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONT.)


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

YEAR 2000 COMPLIANCE

With the assistance of a consulting firm, the Company has completed an assessment of Year 2000 compliance for its critical operating and application systems. Through this assessment, no major issues were discovered. The Company expects to be fully Year 2000 compliant by August 31, 1999. The cost associated with the assessment and any modifications necessary is expected to be less than $100,000.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the actions taken by the Company, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with these parties to learn how they are addressing the Year 2000 issue and to evaluate any likely impact on the Company. The Company has requested commitment dates from the various parties as to their Year 2000 readiness and delivery of compliant software and other products. This process will continue throughout fiscal 1999. The Year 2000 efforts of third parties are not within the Company's control, however, and their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating cost for the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition. The Company has made certain contingency plans and expects to assess its need for additional contingency plans during 1999.

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

At March 31, 1999, all of the Company's outstanding long-term debt carry interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

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


                                     LIFECORE BIOMEDICAL, INC.




Dated:  April 30, 1999                /s/ James W. Bracke
                                      ---------------------------------------
                                          James W. Bracke
                                          President & Chief Executive Officer


Dated:  April 30, 1999                /s/ Dennis J. Allingham
                                      ---------------------------------------
                                          Dennis J. Allingham
                                          Executive Vice President
                                          & Chief Financial Officer
                                          (Principal Financial Officer)