Form 10-K405
period 1999-06-30
LIFECORE BIOMEDICAL INC
filed 1999-08-31
CIK 28626

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K

                                   -----------
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED JUNE 30, 1999
       COMMISSION FILE NUMBER: 0-4136

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

                                   -----------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this FORM 10-K.|X|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $119,000,000 at August 16, 1999 when the last sale price of such stock, as reported by the Nasdaq National Market, was $9.75.

         The number of shares outstanding of the Registrant's Common Stock, $.01 stated value, as of August 16, 1999 was 12,417,604 shares.

                                   ----------
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement to be filed with the Commission within 120 days after the end of the Registrant's fiscal year.

------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS

GENERAL

         Lifecore Biomedical, Inc. ("Lifecore" or the "Company") develops, manufactures and markets surgical devices through two divisions, the Hyaluronate Division and the Oral Restorative Division. Further information about Lifecore can be obtained from Lifecore's Internet website at www.lifecore.com. The Company was incorporated in the State of Minnesota in 1965.

         The Company's Hyaluronate Division is principally involved in the development and manufacture of products utilizing hyaluronate, a naturally occurring carbohydrate that moisturizes or lubricates the soft tissues of the body. The Hyaluronate Division's primary development project involves a version of Lifecore's patented ferric hyaluronate technology, INTERGEL-TM- Adhesion Prevention Solution ("INTERGEL Solution"). INTERGEL Solution is a second-generation product with potential application in reducing the incidence of post-surgical adhesions. INTERGEL Solution is intended to reduce the incidence of fibrous tissue adhesions, which commonly form as part of the body's natural healing process when tissues or organs are subject to accidental or surgical trauma. Particularly with respect to abdominal, cardiovascular, orthopedic, reproductive, and thoracic surgeries, these adhesions may cause internal complications that often require costly post-surgical intervention. Government sources recently estimated the annual cost of treatment of adhesion complications in the female lower abdomen alone, a common site for the occurrence of adhesions, at $2 billion in the United States. Since June 1998, the Company's exclusive worldwide marketing partner, the Gynecare Division of Ethicon, Inc., a Johnson & Johnson Company, has been marketing INTERGEL Solution in Europe.

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

         The Company's Oral Restorative Division markets a comprehensive line of titanium-based dental implants for replacement of lost or extracted teeth. Through various acquisitions, the Company acquired the SUSTAIN-Registered Trademark- Dental Implant System, the RESTORE-Registered Trademark- Dental Implant System, and the Implant Support Systems ("ISS") line of compatible components. The Company has substantially enhanced and expanded these product lines since their acquisition. In July 1999, the Company received 510(k) marketing clearance from the United States Food and Drug Administration ("FDA") to introduce the STAGE-1-TM- Single Stage Implant System. That system is expected to be introduced for commercial sale in conjunction with the fall 1999 professional meetings. The Oral Restorative Division also manufactures and markets tissue regeneration products for the restoration of soft tissue and bone resulting from deterioration due to periodontal disease and tooth loss. In May 1997, Lifecore acquired the TefGen Regenerative Membrane-TM-from Bridger Biomed, Inc. ("Bridger"). The acquisition expanded and complemented the Company's growing line of tissue regenerative products by adding a nonresorbable membrane to address a current clinical practice referred to as guided tissue regeneration. In June 1997, Lifecore expanded its tissue regeneration business to include soft tissue applications with the addition of AlloDerm-Registered Trademark- Dermal Graft, which the Company distributes on an exclusive basis to the U.S. dental market for LifeCell Corporation ("LifeCell"). Effective July 1, 1999, the Company expanded its exclusive distribution rights to include several markets outside the U.S. The Oral Restorative Division's products are marketed in the U.S. through the Company's direct sales force; in Italy through the Company's subsidiary, Lifecore Biomedical SpA; and through 23 international distributors in 35 countries.

HYALURONATE DIVISION

BACKGROUND

         Hyaluronate is a critical, naturally occurring carbohydrate component of physiological fluids that lubricate, moisturize or otherwise protect the body's soft tissues. Due to its widespread presence in tissues and its high degree of biocompatibility, the Company believes that hyaluronate can be used for a wide variety of medical applications.

         Hyaluronate (also referred to as hyaluronan, hyaluronic acid or sodium hyaluronate) was first demonstrated to have commercial medical utility as a viscoelastic (elastic yet fluid) solution in cataract surgery. In this application, its use for coating and lubricating tissues during the implantation of intraocular lenses dramatically improved the existing surgical success rates. The first commercial ophthalmic hyaluronate product produced by extraction from rooster comb tissue, became commercially available in the United States in 1981. Hyaluronate-based products, produced both by rooster comb extraction and by fermentation processes such as the Company's, have since gained widespread acceptance in ophthalmology and are currently used in the majority of cataract extraction procedures in the world.

         Other hyaluronate applications currently being investigated by Lifecore or its partners include post-surgical prevention of adhesions, catheter guide-wire coatings and drug delivery (as a vehicle to carry wound management agents). The Company believes that the use of hyaluronate for the prevention of post-surgical adhesions currently represents the most significant potential application for hyaluronate.

STRATEGY

         The Company intends to use its proprietary fermentation process to be a leader in the development of hyaluronate-based products for multiple applications. Elements of the Company's strategy include the following:

         - ESTABLISH STRATEGIC ALLIANCES WITH MARKET LEADERS. The Company will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. The Company currently has established relationships with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. ("Alcon"), Bausch & Lomb Surgical, a division of Bausch & Lomb, Inc. ("Bausch & Lomb"), the Gynecare Division of Ethicon, Inc., a Johnson & Johnson Company ("Ethicon"), IOLTECH Laboratories ("IOLTECH"), Johnson & Johnson Medical, Ltd., a wholly-owned subsidiary of Johnson & Johnson ("JJML"), and Rayner Intraocular Lenses Limited. ("Rayner"), market leaders in the ophthalmics and surgical products fields.

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

HYALURONATE DIVISION PRODUCTS

         The following chart summarizes the principal products and development projects of the Hyaluronate Division, along with their applications and the companies with which Lifecore has related strategic alliances:


-------------------------------------------------------------------------------------------------------------------
PRODUCT                        STRATEGIC ALLIANCE                         MARKET            STATUS*
-------------------------------------------------------------------------------------------------------------------
GENERAL SURGERY
INTERGEL-TM- Adhesion          Lifecore's proprietary product under       Adhesion          Pending U.S. FDA
Prevention Solution            development; the Gynecare Division of      prevention        Pre-Market Approval,
                               Ethicon has exclusive worldwide marketing                    marketed by the
                               rights for adhesion prevention                               Gynecare Division of
                               applications and orthopedics                                 Ethicon in Europe for
                                                                                            abdominal applications
-------------------------------------------------------------------------------------------------------------------

OPHTHALMIC
Viscoat-Registered Trademark-  Lifecore supplies proprietary hyaluronate  Cataract surgery  Commercial sales
Opthalmic                      powder for inclusion in Alcon                                since 1983
Viscoelastic Solution          Laboratories' viscoelastic solution

Amvisc-Registered Trademark-   Lifecore supplies finished syringes to     Cataract Surgery  Lifecore export
and Amvisc Plus-Registered     Bausch & Lomb, who markets the products                      shipments commenced
Trademark-Opthalmic Solutions                                                               in December 1995;
                                                                                            U.S. sales pending
                                                                                            Bausch & Lomb PMA
                                                                                            supplement approval
-------------------------------------------------------------------------------------------------------------------

LUROCOAT-Registered Trademark- Lifecore supplies its proprietary product  Cataract surgery  Lifecore export
Ophtalmic                      to IOLTECH and Rayner, for marketing on a                    shipments commenced
Solution                       non-exclusive basis outside the U.S.                         in June 1997

-------------------------------------------------------------------------------------------------------------------

WOUND MANAGEMENT               Lifecore supplies process development      Wound management  JJML commenced
Wound healing agent            services and hyaluronate powder to                           clinical trials in
                               Johnson & Johnson Medical, Ltd. for use                      1997
                               as a delivery vehicle
-------------------------------------------------------------------------------------------------------------------

OTHER APPLICATIONS
MAP-5-TM- Embryo               Lifecore supplies hyaluronate in vials     Veterinary        Commercial sales
Cryopreservation Solution      to Vetrepharm, Inc., who markets the       cryopreservation, since 1994
                               product                                    traumatic
                                                                          arthritis

-------------------------------------------------------------------------------------------------------------------

* For many of the products or projects listed above, government regulatory approvals and significant development work are required before commercial sales can commence in the United States or elsewhere. See "Government Regulation." No assurance can be given that such products will be successfully developed or marketed.

         ADHESION PREVENTION DEVELOPMENT PROJECT WITH ETHICON

         The Company is developing a product using a version of its patented ferric hyaluronate technology, INTERGEL Solution, for potential application in reducing the incidence of post-surgical adhesions. The Gynecare Divison of Ethicon, Inc., has worldwide, exclusive distribution rights for INTERGEL Solution.

         Following surgical procedures fibrous tissue, or adhesions, commonly form as part of the body's natural healing process resulting from trauma to tissues or organs during surgery. Particularly with respect to abdominal, cardiovascular, orthopedic, reproductive and thoracic surgeries, these adhesions may cause internal complications that require costly additional surgical intervention. For example, adhesions following abdominal surgery can cause infertility, life threatening bowel obstructions, or complicate subsequent surgical interventions. The Company believes that successful penetration of this market will require a product with low toxicity, easy application, high procedural flexibility, broad effectiveness and appropriate pricing.

         LAPAROTOMY. Prior to 1994 Lifecore and Ethicon were jointly developing an anti-adhesion project. However, in 1994, Lifecore assumed responsibility for completion of this project. Lifecore subsequently completed the pre-clinical studies and submitted an application to the FDA for an Investigational Device Exemption ("IDE") to begin human clinical trials to evaluate the safety and efficacy of INTERGEL Solution. In April 1995, the FDA approved the IDE. A pilot human clinical trial, involving 23 female patients undergoing peritoneal cavity surgery with preservation of fertility, was completed at a single United States clinical center in December 1995. Patients were randomly selected to receive either INTERGEL Solution or a control solution applied in a final step prior to completion of surgery by laparotomy (conventional, or open surgery). The primary goals of the pilot study were the preliminary assessment of the safety of INTERGEL Solution and an evaluation of the experimental clinical protocol. A secondary goal was the preliminary assessment of the effectiveness of INTERGEL Solution in reducing post-surgical adhesions by second-look laparoscopy. Second-look laparoscopy is a standard surgical practice with fertility patients, and consists of a less invasive follow-up evaluation of the patients' internal abdominal anatomy using microsurgical technology. The laparoscopy enabled clinicians to gather data comparing post-surgical adhesions in the two patient treatment groups. Analysis of the pilot clinical data indicated that patients who received INTERGEL Solution experienced a 45% lower incidence of a broad range of adhesions than control patients (p < 0.02). Further, the study showed that when adhesions did occur, those of the INTERGEL Solution patient group were significantly less extensive and less severe than those of the control group
(p < 0.01). Finally, physicians using the test material indicated that it was easily incorporated into current clinical procedures.

         Based on these results, the Company initiated a pivotal human clinical trial in March 1996. That study was completed in December 1998. It involved over 250 patients in a blinded study at approximately twelve clinical sites in the United States and five clinical sites in Europe. These patients undergo a similar randomized treatment protocol and are evaluated for adhesion formation at 24 abdominal and pelvic sites by second-look laparoscopy. Initial evaluations of the pivotal trial confirm the trend of statistical significance observed in the pilot trial. The Company submitted an application for FDA Pre-Market Approval ("PMA") in March 1999, which was accepted by the FDA in May 1999 for expedited review. There can be no assurance that the results of the pivotal trial will be accepted by the FDA as sufficient to grant the Company a PMA. See "Government Regulation."

         LAPAROSCOPY. Subsequently, the Company began a second series of human clinical trials to evaluate INTERGEL Solution as an adjunct in less invasive, microsurgical procedures. Since laparoscopic procedures are rapidly becoming a preferred surgical interventional method, the Company wished to ensure the utility of INTERGEL Solution under the more physically restrictive demands of laparoscopic techniques in comparison to laparotomy techniques. A pilot trial has been completed showing results similar to that of the product in the pilot laparotomy trial. The FDA has subsequently allowed the expansion of patient enrollment in that trial to test for clinical significance in an ongoing multi-center evaluation.

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

         OPHTHALMIC APPLICATIONS

         CATARACT SURGERY. Currently, the primary commercial application for the Company's hyaluronate is in cataract surgery. During the process of cataract surgery, hyaluronate, in the form of a viscoelastic solution, is used to coat and lubricate the anterior chamber of the eye during intraocular lens implantation. These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. The Company currently sells hyaluronate for this application to several customers, including Alcon, Bausch & Lomb, IOLTECH and Rayner. Alcon and Bausch & Lomb are two of the leading producers of ophthalmic surgical products in the world. The Company also has agreements to supply its LUROCOAT Solution under private label relationships outside the United States and Canada to IOLTECH and Rayner.

         Hyaluronate-based products are used in the majority of cataract surgeries in the world. The Company estimates that the worldwide market for hyaluronate for cataract surgery, on a patient cost basis, is approximately $160 million per year. The market share of products using fermented hyaluronate is increasing relative to the market share of products using hyaluronate extracted from rooster combs.

         Alcon purchases the Company's hyaluronate for inclusion in Viscoat-Registered Trademark- Ophthalmic Viscoelastic Solution, which is used during cataract surgery. The Company's relationship with Alcon and its predecessors commenced in 1983, when the Company's hyaluronate was specified as a raw material component of the Viscoat product, which received marketing clearance from the FDA in 1986. Until 1990, Alcon's predecessors had the exclusive rights to purchase the Company's hyaluronate for ophthalmic applications. In 1990, the arrangement with Alcon became non-exclusive. Since that time, sales of hyaluronate to Alcon have continued to be made pursuant to supply agreements. The current Alcon supply agreement, as renewed in December 1998, is for a term of two years through December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In December 1994 the Company entered into a supply agreement with Bausch & Lomb. Under the agreement, the Company has been selling its hyaluronate to Bausch & Lomb for export in packaged syringes in connection with two of Bausch & Lomb's ophthalmic viscoelastic surgical products, Amvisc-Registered Trademark- and Amvisc Plus-Registered Trademark- Ophthalmic Solutions. The Company has validated its manufacturing facility to produce these products, and Bausch & Lomb is in the process of obtaining a PMA supplement with the FDA to allow the Company to manufacture these products for U.S. sale. The sale by Bausch & Lomb in the United States of Amvisc and Amvisc Plus syringes supplied by the Company is dependent upon FDA approval of such supplement. In December 1995 Bausch & Lomb commenced shipments of finished products supplied by the Company to Europe.

         The Company has developed its own viscoelastic solution, LUROCOAT Solution. The Company received CE marking for LUROCOAT Solution during fiscal year 1997. The Company has private label agreements to supply LUROCOAT Solution to IOLTECH and Rayner outside the United States and Canada. Export shipments of LUROCOAT Solution began in fiscal year 1997.

         OTHER APPLICATIONS

         In its work with hyaluronate, the Company developed specialized packaging skills with materials that, due to their perishable nature or complex viscous handling properties, cannot be sterilized in a conventional manner and require rigorous aseptic manufacturing and packaging protocols. The Company is leveraging these skills to initiate non-ophthalmic development projects for the manufacture of hyaluronate and non-hyaluronate products in other medical areas.

         One such application is the use of hyaluronate as a drug delivery vehicle for a product being developed by Johnson & Johnson Medical, Ltd. ("JJML"). JJML is developing a product that utilizes the Company's hyaluronate and process development expertise to produce a drug delivery vehicle that enhances topical wound healing. During fiscal 1997, JJML entered pre-clinical trials with this product.

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

ORAL RESTORATIVE DIVISION

BACKGROUND

         Dental implants are increasingly accepted as a replacement for missing or extracted teeth and serve as supports for dentures, crowns, and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed directly into the jawbone in a manner simulating the anchoring of a tooth by its root. This better maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of fixtures against surrounding teeth and gingiva. Typically constructed of titanium in a cylindrical or cylindrical screw shape, dental implants generally are categorized by shape and method of implantation. For example, the threaded cylinder implant is screwed into the jawbone, while an alternate form, the press-fit cylinder, is placed into a precision-drilled hole with a friction fit. To further enhance bone fixations, various implant styles may be spray coated with hydroxylapatite, metal or grit blasted to create a roughened surface. The Company believes the current worldwide dental implant market is approximately $500 million annually.

         Bone graft substitutes are used for the restoration of hard tissue that has deteriorated due to periodontal disease and tooth loss. Historically, bone needed to fill holes or restore bone loss in a patient was only available from cadavers, live donor bone or autologous bone (from another part of the patient's body). These sources have limitations related to quality and convenience. The Company has developed a patented process for the synthetic production of hydroxylapatite, the major inorganic constitute of natural bone. The Company's hydroxylapatite products provide surgeons with a readily available synthetic bone substitute of consistent quality at a competitive cost for periodontal and oral surgery applications. While the current market for synthetic bone substitute products is limited (approximately $10 million annually in the United States), the addition of supplemental hard tissue regeneration products has expanded the market to approximately $25 million annually in the United States. In addition, the market for dental purchases of freeze dried donor bone is estimated to be approximately $10 million annually in the U.S. The Company's TefGen Regenerative Membrane and CAPSET-Registered Trademark- Calcium Sulfate Bone Graft Barrier products address this market opportunity. Similarly, a market for soft tissue regenerative products has developed to address the area of soft tissue replacement in adding to or replacing gingival tissue. The estimated U.S. market potential for a soft tissue regenerative product is approximately $50 million annually. AlloDerm-Registered Trademark- Dermal Graft addresses this market opportunity.

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

         - Develop and implement cooperative marketing programs with clinician referral groups for the purpose of creating increased awareness of dental implant and tissue regeneration therapy, thereby expanding the clinician's practice.

ORAL RESTORATIVE DIVISION PRODUCTS

The following chart summarizes the principal products of the Company's Oral Restorative Division:

--------------------------------------------------------------------------------------------------------------------
               PRODUCT                                      MARKET                                 STATUS
--------------------------------------------------------------------------------------------------------------------
SUSTAIN-Registered Trademark-          Replacement of lost or extracted teeth            Commercial sales
and RESTORE-Registered Trademark-
Dental Implant Systems
--------------------------------------------------------------------------------------------------------------------
STAGE-1-TM- Single Stage Implant       One-stage surgical procedure with self-tapping    510(k) approval,
System                                 implant design for easier placement and Morse     commercial sales to begin
                                       taper prosthetic connection                       in September 1999
--------------------------------------------------------------------------------------------------------------------
SuperCAT-TM- Super Self-Tapping        Faster and more efficient implant installation    Commercial sales
Implant                                to reduce surgical time
--------------------------------------------------------------------------------------------------------------------
Implant Support Systems                Precision oral restorative components compatible  Commercial sales with implants
--------------------------------------------------------------------------------------------------------------------
CAPSET-Registered Trademark- Calcium   For use with natural and synthetic bone graft     Commercial sales
Sulfate Bone Graft Barrier             materials as a resorbable barrier cap and/or
                                       binding agent
--------------------------------------------------------------------------------------------------------------------
CAPSET-Registered Trademark-           Repair of multiple periodontal bone defects       Commercial sales
SlowSet-TM- Barrier
--------------------------------------------------------------------------------------------------------------------
TefGen Regenerative Membrane-TM-       Nonresorbable membrane for guided tissue          Commercial sales
                                       regeneration
--------------------------------------------------------------------------------------------------------------------
HAPSET-Registered Trademark-           Repair of jawbone structure requiring a           Commercial sales
Hydroxylapatite Bone Graft Plaster     non-resorbable bone matrix
--------------------------------------------------------------------------------------------------------------------
AlloDerm-Registered Trademark-         For use in gingival tissue replacement or         Commercial sales
Dermal Graft                           augmentation surgery, including gingival
                                       recession defects
--------------------------------------------------------------------------------------------------------------------

         IMPLANT PRODUCTS

         The Company offers the RESTORE Dental Implant System, the SUSTAIN Dental Implant System and the STAGE-1 Single Stage Implant System.

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

         The STAGE-1 Single Stage Implant System is the Company's newest implant line. It has been designed to allow for a one-stage surgical procedure. The STAGE-1 System uses a self-tapping implant design for easier placement and includes the reliable Morse taper prosthetic connection. The Company received 510(k) marketing clearance in July 1999 for this product. Commercial sales are expected to begin with the fall 1999 professional meetings.

         Lifecore has enhanced and expanded its product lines, creating numerous new products with a combination of innovative features from its existing systems. This gives the Company one of the broadest lines in the oral restorative industry and offers practitioners maximum flexibility in choice of treatment modalities with over 1,100 products.

         BONE AND SOFT TISSUE REGENERATION PRODUCTS

         The Company offers five products which address various bone and tissue regeneration procedures.

         CAPSET Barrier received 510(k) clearance and was introduced to the market in 1995. CAPSET-Registered Trademark- SlowSet-TM- Barrier was introduced in July 1999. These products are based on a calcium sulfate plaster technology developed by and licensed from Wright Medical, Inc., an orthopedic product manufacturer based in Memphis, Tennessee. CAPSET Barrier and CAPSET SlowSet Barrier allow the clinician to more efficiently use demineralized freeze-dried bone grafts to restore missing bone, particularly in periodontal defects, without resorting to more elaborate treatment techniques or no treatment at all.

         TefGen Regenerative Membrane technology was acquired by the Company from Bridger Biomed, Inc. in May 1997. This non-resorbable membrane is based on nanoporous PTFE BIOMATERIALS ("nPTFE"); competitive with the market's leading product produced by W.L. Gore. TefGen Regenerative Membrane allows the dental surgeon to cover a treated defect in bone and prevent the invasion of soft tissue while the slower growing bone tissue underneath has time to establish itself.

         HAPSET-Registered Trademark- Hydroxylapatite Bone Graft Plaster is a moldable, partially resorbable form of hydroxylapatite graft substitute that can be contoured to fill a bone defect during surgery. It consists of the Company's hydroxylapatite particle in a carrier of the same calcium sulfate plaster used in CAPSET Barrier.

         AlloDerm-Registered Trademark- Acellular Dermal Graft is freeze-dried, chemically processed, human donor skin that can be used as a substitute for soft tissue grafts taken from the roof of the patient's mouth. In June 1997, Lifecore entered into an exclusive U.S. distribution agreement with LifeCell Corporation to market and distribute AlloDerm Graft in the dental market. Effective July 1, 1999, the Company expanded its exclusive distribution rights to include several markets outside the U.S. The product provides soft tissue for adding or replacing gingival tissue without the second-site surgery and patient discomfort associated with palatal (roof of mouth) harvesting of graft tissue.

PRODUCT DEVELOPMENT

         The Oral Restorative Division is also involved in product development activities to improve existing components and packaging, and to add new components to the dental implant systems. These development activities enhance the suitability and ease of use of the products for specific surgical applications and reflect changing trends in dental implant technology. There can be no assurance, however, that products which are currently under development by the Company will be successfully developed, or if so developed, will be successfully and profitably marketed.

SALES AND MARKETING

HYALURONATE DIVISION PRODUCTS

         The Company generally markets and distributes its hyaluronate products to end-users through corporate partners. The Company sells hyaluronate to these partners in a variety of forms, including powders, gels and solutions packaged in bulk or single-application units. The Company sells its ophthalmic grade hyaluronate powder to Alcon for Viscoat solution and supplies Bausch & Lomb's Amvisc products for sale in Europe. The Company has private label agreements to supply LUROCOAT Solution to IOLTECH and Rayner outside the United States and Canada. The Company also sells hyaluronate solution for veterinary embryo cryopreservation to Vetrepharm, Inc.

         The Company has an agreement with the Gynecare Division of Ethicon for exclusive distribution of INTERGEL Solution. The Company believes that Ethicon is the worldwide market leader in the area of surgical products and has one of the largest marketing and sales forces in the industry. Commercialization of INTERGEL Solution is dependent on completion of additional clinical trials, receipt of FDA marketing clearance, successful manufacturing of commercial quantities, and the efforts of Ethicon to develop the market for the product. No assurance can be given that any or all of these conditions will be met.

         The Company also sells various forms of medical grade hyaluronate directly to third parties for development and evaluation of new applications to be marketed and distributed through those companies' distribution systems or a jointly developed distribution system.

ORAL RESTORATIVE DIVISION PRODUCTS

         The Company is focused on expanding its oral restorative product line, improving product quality, and developing increased sales and marketing support. The dental implant market is highly specialized. Products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners and dental laboratories. Accordingly, management believes it must maintain a highly experienced direct sales force in the United States for proper distribution of these products. The Company believes that its sales force offers better customer service, technical support and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs twenty-one individuals dedicated to sales in the United States and five U.S.-based salespersons dedicated to international sales. The Oral Restorative Division products are marketed internationally through twenty-three distributors. In addition, the products are marketed in Italy through its subsidiary, Lifecore Biomedical SpA, which currently utilizes eight sales agents.

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

         The Company produces its hyaluronate through a proprietary process of fermentation. Until the introduction of the Company's medical grade hyaluronate, the only commercial source for medical hyaluronate was through an animal rendering process of extraction from rooster combs. The Company believed that the rooster comb extraction method would not be capable of producing large quantities of hyaluronate in an efficient manner if the use of medical grade hyaluronate greatly increased. In addition, changing regulatory requirements make medical use of animal extracts increasingly problematic. Consequently, the Company developed its proprietary fermentation process for hyaluronate using existing knowledge of other successful fermentation manufacturing processes. The Company believes that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency, flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities.

         The Company's recently expanded 110,000 square foot facility is used primarily for the proprietary hyaluronate manufacturing process. The Company has been building hyaluronate inventory levels in anticipation of the demand for INTERGEL Solution, once the product receives PMA marketing clearance from the FDA for sales in the U.S. The Company believes that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

         The Company provides versatility in the simultaneous manufacturing of various types of finished products. Currently, the Company supplies several different formulations of hyaluronate (e.g., varied molecular weight fractions) in powders, solutions and gels, and in a variety of bulk and individual use finished packages. The Hyaluronate Division is continuously conducting development work relating to the techniques utilized in hyaluronate manufacturing. Such development activity is designed to improve production efficiencies and expand the Company's capabilities to achieve a wider range of hyaluronate product specifications. The Company's specialized fluid handling and aseptic packaging capabilities also provide the opportunity for the Company to offer contract packaging for other technically challenging non-hyaluronate fluids.

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

         The Company's facility was designed to meet applicable regulatory requirements and has been cleared by the FDA for the manufacture of both device and pharmaceutical products. The FDA periodically inspects the Company's manufacturing systems, and requires conformance to the FDA's Quality Systems Regulations ("QSR"). In addition, the Company's corporate partners are required by the FDA to conduct intensive regulatory audits of the facilities. The Company also regularly contracts with independent regulatory consultants to conduct audits of the Company's operations. The Company has received certification of conformance to ISO 9001 Standards and Medical Device Directives, as well as the COMMISSION EUROPEAN (CE) Mark of Conformity from TUV Product Services of Munich, Germany. These approvals represent international symbols of quality system assurance and compliance with applicable European Medical Device Directives, which greatly assist in the marketing of the Company's products in the European Union.

         The Company uses outside metal finishing vendors to produce its dental implant devices and related components. The Company inspects vendors' quality assurance and control functions, and performs its own finished packaging related to the implant product lines.

         The Company purchases raw materials for its production of hyaluronate and hydroxylapatite from outside vendors. While these materials are available from a variety of sources, the Company principally uses limited sources for some of its key materials to better monitor quality and achieve cost efficiencies. The key raw material for CAPSET Barrier products is supplied exclusively by Wright Medical, and the Company believes such supplier is able to provide adequate amounts of the raw materials for such product. The Company utilizes supply agreements with Bridger Biomed, Inc. to supply the TefGen Regeneratvive Membrane product line and LifeCell Corporation to supply the AlloDerm Dermal Graft product line.

COMPETITION

         The competitors of the Company include major chemical, dental, medical, and pharmaceutical companies, as well as smaller specialized firms. Many of these companies have significantly greater financial, manufacturing, marketing, and research and development resources than the Company.

HYALURONATE PRODUCTS

         A number of companies produce hyaluronate products and thus directly or indirectly compete with Lifecore or its corporate partners. Several companies are pursuing anti-adhesion product development, including Alliance Pharmaceuticals, Inc., Anika Therapeutics, Inc., Biomatrix, Inc., Focal, Inc., Genzyme Corporation ("Genzyme"), Gliatech, Inc., Life Medical Sciences, Osteotech, and W.L. Gore & Associates, Inc. Genzyme is developing hyaluronate-based formulations for surgical anti-adhesion applications which could compete with the Company's INTERGEL Solution product, if and when cleared for marketing by the FDA. If the products obtain commercial acceptance the Company's prospects for INTERGEL Solution, if and when approved, may be adversely affected.

         In addition to Genzyme several companies produce hyaluronate through a fermentation process including Bio-Technology General Corporation, Kyowa Hakko, Nippon, Seikagaku, and Miles Laboratories. Genzyme currently sells a high molecular weight fermentation version of hyaluronate to the Company's ophthalmic customer, Alcon, for use in its Provisc-Registered Trademark-solution. In addition, several companies manufacture hyaluronate by using rooster comb extraction methods. These companies primarily include Anika Therapeutics, Inc., Biomatrix, Inc., Chesapeake Biological Labs, Fidia SpA, and Pharmacia & Upjohn. The Company believes that its patented fermentation process may offer production and regulatory advantages over the traditional rooster comb extraction method. The Company's competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronate. These patents may cover the same applications as the Company's. Although there can be no assurance, the Company believes that it does not infringe the patents of its competitors. See "Patents and Proprietary Rights."

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

ORAL RESTORATIVE PRODUCTS

         The dental implant market is also highly competitive. Major market competitors include Sulzer Calcitek, Inc., Paragon, Implant Innovations, Inc., Strauman AG and Nobel Biocare AB. A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is based primarily on product performance and quality, strong sales support, and education.

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

         The market for the Company's tissue regeneration products is also competitive. The major competitors include Implant Innovations, Inc., W. L. Gore (GORE-TEX), and Sulzer Calcitek Inc. (Biomend). While the Company believes its product line and experienced sales representation are an advantage in this area, no assurance can be given that it can gain significant market share from its more established competitors.

PATENTS AND PROPRIETARY RIGHTS

         The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a United States patent covering certain aspects of its hyaluronate fermentation process. The Company has also licensed a 1991 patent for the recombinant DNA encoding of hyaluronate synthase, exclusively in the United States and non-exclusively outside the United States. In August 1994, in connection with the Ethicon Agreement, the Company was assigned a pending patent covering the composition and use of INTERGEL Solution, with applications filed in the United States, Australia, Brazil, Canada, Europe, Greece, and Japan. Subsequently, the patent has been issued in Australia, Canada, Greece, Japan, and the United States. The Company also has a United States patent covering the processes used in the manufacture of hydroxylapatite and a second patent covering the hydroxylapatite product produced by that process. The Company also licenses patented technology used in the production of hydroxylapatite from Wright Medical and the University of North Carolina. In conjunction with the purchase of the TefGen Regerative Membrane product line, the Company obtained the rights to the patent for composition, manufacture and use of the nPTFE material.

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

         The SUSTAIN System and the RESTORE System, along with other dental implants, are categorized as old Class III devices and are eligible for marketing through 510(k) Notifications. The FDA, however, has proposed to require PMAs for dental implants, and by law must confirm such implants as Class III devices and require PMAs for them or reclassify them into Class II or Class
I. It is not known when the FDA will make this decision or whether it will require PMAs for all, some or none of these implants. The Company began clinical trials of its SUSTAIN System under an IDE in 1990 in anticipation of the possibility that the FDA would require submission of PMAs for dental implants and believes it will have appropriate data to meet FDA requirements. The Company's TefGen Regenerative Membrane product line is a Class II device. CAPSET Barrier and HAPSET Plaster have received market clearance through 510(k) Notifications but are unclassified. Alloderm Dermal Graft is regulated as a banked human tissue.

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

EMPLOYEES

         As of July 31, 1999, the Company employed 170 persons on a full-time basis, one part-time employee and eight temporary employees. None of the Company's employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.

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

         DENNIS J. ALLINGHAM. Mr. Allingham was appointed Executive Vice President in November 1997. He has been Chief Financial Officer of the Company since January 1996. Mr. Allingham has also been General Manager of the Hyaluronate Division since November 1996 and General Manager of the Oral Restorative Division since November 1997. From June 1995 until January 1996, Mr. Allingham served as Senior Vice President and Chief Financial Officer of Premier Salons International, Inc., a leading private hair salon chain in North America. From June 1993 until May 1995, Mr. Allingham served as Executive Vice President, Chief Financial Officer and director of TitleWave Stores, Inc., a leading chain retailer of home entertainment software.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 1999 and 1998 the range of high and low closing sale prices of the Common Stock on the Nasdaq National Market. These quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

 FISCAL YEAR                                                 LOW       HIGH
1999
  First Quarter........................................   $  7 1/4   $ 17
  Second Quarter.......................................      5 3/4     10 3/8
  Third Quarter........................................      8 9/16    14 1/2
  Fourth Quarter.......................................      8 3/16    13 1/16

1998
  First Quarter........................................   $ 12 1/2   $ 18 3/4
  Second Quarter.......................................     17 7/8     26 1/4
  Third Quarter........................................     18         23 3/8
  Fourth Quarter.......................................     15 5/8     23 3/8

         The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance its business. The Company has a loan agreement that restricts its ability to pay dividends. See Note D to Consolidated Financial Statements.

         At July 31, 1999, the Company had 675 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (In thousands, except per share amounts)

         The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 1999 has been derived from the Company's Consolidated Financial Statements audited by Grant Thornton LLP, independent certified public accountants. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                          YEARS ENDED JUNE 30,
                                                       ---------------------------------------------------------
                                                         1999        1998        1997        1996         1995
                                                       --------     --------    --------    --------    --------
STATEMENTS OF OPERATIONS DATA:
Net sales..........................................    $ 27,321     $ 25,570    $ 18,913    $ 14,063    $ 10,018
Costs of goods sold................................      10,768       10,941       9,052       9,173       7,900
                                                       --------     --------    --------    --------    --------
Gross profit.......................................      16,553       14,629       9,861       4,890       2,118

Operating Expenses
  Research and development.........................       3,557        4,940       3,703       2,699       1,381
  Marketing and sales..............................       7,164        6,889       5,464       4,356       3,038
  General and administrative.......................       3,534        3,345       2,986       2,861       2,382
  Insurance proceeds, net..........................        -            -           -           (754)       -
                                                       --------     --------    --------    --------    --------
                                                         14,255       15,174      12,153       9,162       6,801
                                                       --------     --------    --------    --------    --------
Income (loss) from operations......................       2,298         (545)     (2,292)     (4,272)     (4,683)
Other income (expense).............................        (722)         778       1,259         272        (532)
                                                       --------     --------    --------    --------    --------
Net income (loss)..................................    $  1,576     $    233    $ (1,033)   $ (4,000)   $ (5,215)
                                                       --------     --------    --------    --------    --------
                                                       --------     --------    --------    --------    --------

Net income (loss) per common share

        Basic......................................    $    .13     $    .02    $   (.08)   $   (.40)   $   (.66)
                                                       --------     --------    --------    --------    --------
                                                       --------     --------    --------    --------    --------
        Diluted....................................    $    .13     $    .02    $   (.08)   $   (.40)   $   (.66)
                                                       --------     --------    --------    --------    --------
                                                       --------     --------    --------    --------    --------
Weighted average common and common equivalent
     shares outstanding
        Basic......................................      12,398       12,269      12,179      10,114       7,880
                                                       --------     --------    --------    --------    --------
                                                       --------     --------    --------    --------    --------
        Diluted....................................      12,508       12,568      12,179      10,114       7,880
                                                       --------     --------    --------    --------    --------
                                                       --------     --------    --------    --------    --------

                                                                         AS OF JUNE 30, 1999
                                                       ---------------------------------------------------------
                                                         1999        1998        1997        1996         1995
                                                       --------     --------    --------    --------    --------
        BALANCE SHEET DATA:
        Working Capital............................    $ 16,649     $ 17,084    $ 26,848    $ 22,207    $  3,987
        Total assets...............................      68,797       66,948      65,509      64,429      25,522
        Long-term obligations......................       6,720        6,658       7,596       7,193       7,888
        Shareholders' equity.......................      55,471       53,299      52,096      52,152      10,188


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company develops, manufactures and markets surgical devices through its Hyaluronate and the Oral Restorative Divisions.

         The Company has a number of relationships with corporate partners relating to the development and marketing of hyaluronate-based products for a variety of medical applications, as well as certain non-hyaluronate-based applications that utilize the Company's specialized manufacturing capabilities. Currently, the primary commercial application for the Company's hyaluronate is as a component in ophthalmic surgical products marketed by Alcon and Bausch & Lomb for cataract surgery. Sales to Alcon are made under a supply agreement which extends through December 31, 2000. The agreement contains minimum purchase requirements totaling $2.5 million in each of calendar years 1999 and 2000. Currently, the Company supplies Bausch & Lomb with aseptically packaged syringes according to purchase orders. Bausch &
Lomb is marketing the Company's product in Europe and is awaiting approval from the FDA on its PMA supplement in order to begin sales of the Company's product in the United States. Initial sales of INTERGEL Solution occurred during fiscal 1998, as Ethicon began marketing INTERGEL Solution in Europe. Sales of INTERGEL Solution in the United States are dependent upon Pre-Market Approval by the FDA.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1999 COMPARED WITH YEAR ENDED JUNE 30, 1998


                                         HYALURONATE               ORAL RESTORATIVE
                                           DIVISION                     DIVISION                  CONSOLIDATED
                                  --------------------------- ---------------------------- ---------------------------
                                      1999          1998          1999          1998           1999          1998
                                   -----------   -----------  ------------   ------------  ------------  ------------
Net sales                          $ 8,190,000   $ 9,720,000  $ 19,131,000   $ 15,850,000  $ 27,321,000  $ 25,570,000

Cost of goods sold                   3,495,000     4,637,000     7,273,000      6,304,000    10,768,000    10,941,000
                                   -----------   -----------  ------------   ------------  ------------  ------------
Gross profit                         4,695,000     5,083,000    11,858,000      9,546,000    16,553,000    14,629,000

Operating expenses

    Research and development         2,937,000     4,441,000       620,000        499,000     3,557,000     4,940,000

    Marketing and sales                108,000       187,000     7,056,000      6,702,000     7,164,000     6,889,000

    General and administrative       1,438,000     1,373,000     2,096,000      1,972,000     3,534,000     3,345,000
                                   -----------   -----------  ------------   ------------  ------------  ------------
                                     4,483,000     6,001,000     9,772,000      9,173,000    14,255,000    15,174,000
                                   -----------   -----------  ------------   ------------  ------------  ------------

Operating income (loss)            $   212,000   $  (918,000) $  2,086,000   $    373,000  $  2,298,000  $   (545,000)
                                   -----------   -----------  ------------   ------------  ------------  ------------
                                   -----------   -----------  ------------   ------------  ------------  ------------

         NET SALES. Net sales increased $1,751,000 or 7% in fiscal 1999 from fiscal 1998. Hyaluronate Division sales decreased $1,530,000 while the Oral Restorative Division sales increased $3,281,000 or 21%.

         The decrease in hyaluronate sales was due to lower sales of its ophthalmic products in fiscal 1999 compared to fiscal 1998. Sales to Alcon were $2,740,000 in fiscal 1999 compared with $4,761,000 for fiscal 1998. The decrease in ophthalmic product sales was partially offset by a 39% increase in sales to other Hyaluronate Division customers in fiscal 1999 compared to fiscal 1998.

         Oral Restorative sales increased 21% to $19,131,000 in fiscal 1999 from $15,850,000 in fiscal 1998. The increase primarily reflects the continued market acceptance of the Company's implant products which increased by 18% and the expanded product offerings in the tissue regeneration product line which increased 40% in fiscal 1999 from fiscal 1998.

         GROSS PROFIT. Consolidated gross profit, as a percentage of net sales, increased to 61% in fiscal 1999 from 57% in fiscal 1998. Hyaluronate Division gross profit increased to 57% in fiscal 1999 from 52% in fiscal 1998. The increase resulted from the expanded utilization of the Company's aseptic and hyaluronate production capacity. Oral Restorative Division gross profit was 62% in fiscal 1999 and 60% in fiscal 1998. The increase in the gross profit was principally from spreading fixed expenses over increased oral restorative product sales and a slight change in the product mix to higher margin implants.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased $1,383,000 or 28% in fiscal 1999 from fiscal 1998. The decrease in fiscal 1999 was principally due to timing of costs associated with human clinical trials on INTERGEL Solution as the study enrollment has ended for the laparotomy trial, but continues for the laparoscopy trial.

         MARKETING AND SALES. Marketing and sales expenses increased by $275,000 or 4% in fiscal 1999 from fiscal 1998. The increase in expenses occurred in the Oral Restorative Division. The increase in fiscal 1999 was due to higher compensation costs for additional sales and marketing personnel, higher sales commissions on an increased sales base and increased seminar expenses.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $189,000 or 6% in fiscal 1999 from fiscal 1998. The increase resulted from higher personnel related costs, including salaries and rising health insurance costs.

         OTHER INCOME (EXPENSE). Interest expense was higher in fiscal 1999 compared to 1998 mainly from the capitalization of interest in conjunction with the facility expansion project in fiscal 1998 of $691,000 and from interest expense on the usage of the line of credit.

YEAR ENDED JUNE 30, 1998 COMPARED WITH YEAR ENDED JUNE 30, 1997

                                         HYALURONATE               ORAL RESTORATIVE
                                           DIVISION                     DIVISION                  CONSOLIDATED
                                   -------------------------  ---------------------------  --------------------------
                                       1998          1997          1998          1997          1998          1997
                                   -----------   -----------  ------------   ------------  ------------  ------------
Net sales                          $ 9,720,000   $ 7,115,000  $ 15,850,000   $ 11,798,000  $ 25,570,000  $ 18,913,000

Cost of goods sold                   4,637,000     4,313,000     6,304,000      4,739,000    10,941,000     9,052,000
                                   -----------   -----------  ------------   ------------  ------------  ------------
Gross profit                         5,083,000     2,802,000     9,546,000      7,059,000    14,629,000     9,861,000

Operating expenses

    Research and development         4,441,000     3,227,000       499,000        476,000     4,940,000     3,703,000
    Marketing and sales                187,000       161,000     6,702,000      5,303,000     6,889,000     5,464,000
    General and administrative       1,373,000     1,291,000     1,972,000      1,695,000     3,345,000     2,986,000
                                   -----------   -----------  ------------   ------------  ------------  ------------
                                     6,001,000     4,679,000     9,173,000      7,474,000    15,174,000    12,153,000
                                   -----------   -----------  ------------   ------------  ------------  ------------

Operating income (loss)            $  (918,000)  $(1,877,000) $    373,000   $   (415,000) $   (545,000) $ (2,292,000)
                                   -----------   -----------  ------------   ------------  ------------  ------------
                                   -----------   -----------  ------------   ------------  ------------  ------------

         NET SALES. Net sales increased $6,657,000 or 35% in fiscal 1998 from fiscal 1997, due to a $2,605,000 increase in sales to hyaluronate customers and a $4,052,000 increase in sales to oral restorative customers.

         Hyaluronate sales increased to $9,720,000 in fiscal 1998 from $7,115,000 in fiscal 1997. Sales to Alcon were $4,761,000 and $3,204,000 for fiscal years 1998 and 1997. In fiscal years 1998 and 1997, Alcon purchased above its contract minimum. Net sales to hyaluronate customers other than Alcon increased $1,048,000 or 27% in fiscal 1998 from fiscal 1997. This increase was led mainly by initial sales of INTERGEL Solution to Ethicon and general increases in other areas. Sales to Bausch & Lomb were comparable in fiscal 1998 and fiscal 1997.

         Oral Restorative sales increased 34% to $15,850,000 in fiscal 1998 from $11,798,000 in fiscal 1997. The increase primarily reflects the continued market acceptance of the Company's implant products which increased by 26% and the expanded product offerings in the tissue regeneration product line which increased 109% in fiscal 1998 from fiscal 1997.

         GROSS PROFIT. Gross profit, as a percentage of net sales, increased to 57% in fiscal 1998 from 52% in fiscal 1997. The increase resulted from expenses being spread over increased product sales and the expanded utilization of the Company's aseptic and hyaluronate production capacity. Gross profit, as a percentage of net sales for the oral restorative products, was 60% in fiscal 1998 and fiscal 1997. Gross profit as a percent of net sales for the oral restorative products in fiscal 1998, exclusive of Alloderm

Dermal Graft, increased by 2 percentage points. However, this increase was offset by a lower gross profit margin from Alloderm Dermal Graft, which was introduced in fiscal 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $1,237,000 or 33% in fiscal 1998 from fiscal 1997. The increase in fiscal 1998 was principally a result of costs associated with human clinical trials on INTERGEL Solution.

         MARKETING AND SALES. Marketing and sales expenses increased by $1,425,000 or 26% in fiscal 1998 from fiscal 1997. The increase in expenses mainly occurred in the Oral Restorative Division. The components of the increase in fiscal 1998 were higher compensation costs for additional sales personnel and commissions on an increased sales base, increased advertising and marketing costs, higher travel and entertainment expenses due to expanded sales personnel, and a general increase in other areas.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $359,000 or 12% in fiscal 1998 from fiscal 1997. The increase resulted from higher personnel related costs and the amortization of the TefGen Regenerative Membrane product line purchase that occurred in May 1997.

         OTHER INCOME (EXPENSE). Interest expense was lower in fiscal 1998 compared to fiscal 1997 due to the capitalization of interest expense in conjunction with the facility expansion project. Interest income was lower in fiscal 1999 compared to fiscal 1998 as a result of a lower average amount of cash to invest than in fiscal 1998. Interest income was lower in fiscal 1998 compared to fiscal 1997 as a result of a lower average amount of cash to invest than in fiscal 1997.

         For information regarding the Company's international sales and identifiable assets of each of its two business segments, see Note J to Consolidate Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         Inventories consist mainly of finished hyaluronate powder and oral restorative products and related raw materials. The portion of finished hyaluronate inventory that is not expected to be consumed within the next twelve months is classified as long-term. The finished hyaluronate inventory is maintained in a frozen state and has a shelf life in excess of five years. Total inventory increased $6,074,000 or 39% in fiscal 1999 from fiscal 1998 principally due to building of hyaluronate inventory levels in anticipation of the demand for INTERGEL Solution.

         The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronate Division's sales continue to increase, the Company's direct charges associated with excess plant capacity are decreasing; however, research and development costs for INTERGEL Solution, marketing and sales expenses for the oral restorative products, and personnel costs are increasing. Obligations under a promissory note in connection with the TefGen Regenerative Membrane product line acquisition total $1,200,000. The Company is currently involved in a dispute with a third party and Bridger Biomed, Inc. The remaining principal amount of the note is payable contingent upon the resolution of the dispute. The remaining amount may be paid in cash or the Company's common stock at the Company's option.

         The loan agreement between the Company and the holder of the industrial development revenue bonds issued to finance the Company's Chaska, Minnesota facility was amended in June 1999 to waive the fixed charge coverage ratio and the cash flow coverage ratio through June 30, 2000. With respect to certain of these covenants, the Company may be required to obtain further waivers for fiscal 2001. There can be no assurance that future waivers will be granted to the Company.

         The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 7.75% at June 30, 1999. The agreement has a maturity date of December 28, 2001. The terms of the agreement require the Company to comply with various financial covenants. At June 30, 1999, the Company was in compliance with all covenants.

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

         The Company's ability to generate positive cash flow from operations and achieve ongoing profitability is dependent upon the continued expansion of revenue from its hyaluronate and oral restorative businesses. Growth in the Hyaluronate Division is unpredictable due to the complex governmental regulatory environment for new medical products and the early stage of certain of these markets. Similarly, expansion of the Company's Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. With the completion of the facility expansion, the Company expects its cash generated from anticipated operations and the availability of the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will attain and maintain positive cash flow before its capital resources are exhausted. While the Company's capital resources appear adequate today, unforeseen events, prior to achieving and maintaining positive cash flow, could require additional financing. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

YEAR 2000 ISSUE

         The Company has completed an assessment of Year 2000 compliance for its critical operating and application systems. Through this assessment, no major issues were discovered. The Company believes that it is fully Year 2000 compliant. The cost associated with the assessment and any modifications that were necessary were less than $50,000.

         Ultimately, the potential impact of the Year 2000 issue will depend not only on the actions taken by the Company, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company communicated with these parties to learn how they addressed the Year 2000 issue and evaluate any likely impact on the Company. The Company requested commitment dates from the various parties as to their Year 2000 readiness and delivery of compliant software and other products. The Year 2000 efforts of third parties are not within the Company's control, however, and their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating costs for the Company. While it is impossible to evaluate every aspect of Year 2000 compliance, we believe that either of two events would be our most likely Year 2000 worst case scenario. The first would be from one or more of our sole or limited source suppliers to fail to be Year 2000 compliant or to have its business negatively impacted by Year 2000 issues of others. The second would be delays in receiving orders or payments from customers due to Year 2000 problems they experience. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition. The Company's contingency plans include having several backup generators on site to handle any potential power failures and a general plant shut down for a two week period on either side of January 1, 2000 to ensure that there is no product in process over that time period. Other miscellaneous plans for areas that are considered less critical have also been developed.

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

CAUTIONARY STATEMENT

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, in the Letter to Shareholders contained in the Annual Report to Shareholders, in future filings by the Company with the Securities and Exchange Commission and in the Company's press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include future product development, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company's products and future product introductions. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) uncertainty of successful development of the Company's INTERGEL Solution, including the necessary PMA from the FDA, and of other new hyaluronate products; (ii) the Company's reliance on corporate partners to develop new products on a timely basis and to market the Company's existing and new hyaluronate products effectively; (iii) possible limitations on the Company's ability to meet anticipated significant commercial demand for INTERGEL Solution on a timely basis; (iv) the successful market introduction of the STAGE-1 Single Stage Implant System, (v) intense competition in the markets for the Company's principal products and (vi) other factors discussed in the risk factors filed as Exhibit 99 to this Form 10-K. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         At June 30, 1999, all of the Company's outstanding long-term debt carry interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements are listed under Item 14 of this report.

         Summarized unaudited quarterly financial data for 1999 and 1998 is as follows:


                                                                              Quarter
                                                  ----------------------------------------------------------------
                                                      First           Second           Third           Fourth
                                                  ------------     ------------      ------------     ------------
Year ended June 30, 1999
  Net sales...................................    $  5,505,000     $  6,881,000      $  6,849,000     $  8,086,000
  Gross profit................................       3,168,000        4,189,000         4,168,000        5,028,000
  Net income (loss)...........................        (593,000)         450,000           570,000        1,149,000
  Net income (loss) per share
          Basic...............................    $       (.05)    $        .04      $        .05     $        .09
          Diluted.............................    $       (.05)    $        .04      $        .05     $        .09
  Weighted average common and common
  equivalent shares outstanding
          Basic...............................      12,362,441       12,402,230        12,405,051       12,415,204
          Diluted.............................      12,362,441       12,470,147        12,531,751       12,533,497

Year ended June 30, 1998
  Net sales...................................    $  5,214,000     $  6,258,000      $  7,512,000     $  6,586,000
  Gross profit................................       2,687,000        3,420,000         4,317,000        4,205,000
  Net income (loss)...........................        (903,000)        (175,000)          806,000          505,000
  Net income (loss) per share
          Basic...............................    $       (.07)    $       (.01)     $        .07      $       .04
          Diluted.............................    $       (.07)    $       (.01)     $        .06      $       .04
  Weighted average common and common
  equivalent shares outstanding
          Basic...............................      12,225,025       12,239,438        12,274,096       12,319,705
          Diluted.............................      12,225,025       12,239,438        12,686,287       12,595,930


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning director nominees is set forth in the section entitled "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held November 18, 1999, which is incorporated herein by reference. See also "Executive Officers of the Registrant" in Item 1 above.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation is set forth in the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security ownership of certain owners and management is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)      Documents filed as part of the report

       1.   Consolidated Financial Statements

                                                                                                     Form 10-K
                                                                                                   Page Reference
                                                                                                   --------------
            Report of Independent Certified Public Accountants....................................        F-1

            Consolidated Balance Sheets - June 30, 1999 and 1998..................................        F-2

            Consolidated Statements of Operations - years ended June 30, 1999,
            1998 and 1997.........................................................................        F-4

            Consolidated Statements of Cash Flows - years ended June 30, 1999,
            1998 and 1997.........................................................................        F-5

            Consolidated Statements of Shareholders' Equity - years ended
            June 30, 1999, 1998 and 1997..........................................................        F-6

            Notes to Consolidated Financial Statements............................................ F-7 through F-18

       2.   Consolidated Financial Statement Schedules


            Schedule II - Valuation and Qualifying Accounts.......................................        S-1

               (b)      Reports on Form 8-K
                        None

               (c)      Exhibits and Exhibit Index


                                   Description
                                   -----------

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

4.1         Form of Common Stock Certificate (incorporated by reference to
            Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])





                                   Description
                                  -----------
10.1        Loan Agreement dated as of September 1, 1990 between the City of
            Chaska and the Company (incorporated by reference from Exhibit 4.2 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990) as amended on June 10,
            1991 and July 24, 1991 (incorporated by reference from Exhibit 10.2 to the Registrant's Amendment No. 1 to Form 1991 S-2 Registration
            Statement [File No. 33-41291]) as amended on August 3, 1992
            (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1992) as amended on July 28, 1994 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30,
            1994), as amended on July 27, 1995 (incorporated by reference to
            Exhibit 10.1 to Form 10-K for the year ended June 30, 1995), as amended on July 8, 1996, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1996), as amended on July
            1, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1997), as amended on June 5, 1998,
            (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1998), as amended on June 10, 1999, filed herewith

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




                                   Description
                                   -----------
10.12       Conveyance, License, Development and Supply Agreement dated August
            8, 1994 between Lifecore Biomedical, Inc. and Ethicon, Inc.
            (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30,
            1994)

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

10.22       Credit and Security Agreement, dated December 28, 1998, between the
            U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended
            December 31, 1998)

23.1        Consent of Grant Thornton LLP

27          Financial Data Schedule

99          Risk Factors

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LIFECORE BIOMEDICAL, INC.

Dated: August 31, 1999                      By        /s/ JAMES W. BRACKE
                                              ----------------------------------
                                            James W. Bracke, Ph.D.
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                            AND SECRETARY


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Dated: August 31, 1999                      By        /s/ DENNIS J. ALLINGHAM
                                              ---------------------------------
                                            Dennis J. Allingham
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER)


Dated: August 31, 1999                      By        /s/ JAMES W. BRACKE
                                              ---------------------------------
                                            James W. Bracke, Ph.D.
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER),
                                            SECRETARY AND DIRECTOR


Dated: August 31, 1999                      By        /s/ ORWIN L. CARTER
                                              ---------------------------------
                                            Orwin L. Carter
                                            DIRECTOR


Dated: August 31, 1999                      By        /s/ JOAN L. GARDNER
                                              ---------------------------------
                                            Joan L. Gardner
                                            DIRECTOR


Dated: August 31, 1999                      By        /s/ THOMAS H. GARRETT
                                              ---------------------------------
                                            Thomas H. Garrett
                                            DIRECTOR


Dated: August 31, 1999                      By        /s/ JOHN C. HEINMILLER
                                              ---------------------------------
                                            John C. Heinmiller
                                            DIRECTOR


Dated: August 31, 1999                      By        /s/ DONALD W. LARSON
                                              ---------------------------------
                                            Donald W. Larson
                                            DIRECTOR


Dated: August 31, 1999                      By        /s/ RICHARD W. PERKINS
                                              ---------------------------------
                                            Richard W. Perkins
                                            DIRECTOR


Dated: August 31, 1999                      By        /s/ MARK T. SELLNOW
                                              ---------------------------------
                                            Mark T. Sellnow
                                            CONTROLLER
                                            (PRINCIPAL ACCOUNTING OFFICER)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Shareholders and Board of Directors
  Lifecore Biomedical, Inc.


         We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

         We have also audited Schedule II of Lifecore Biomedical, Inc. and subsidiaries for each of the three years in the period ended June 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                  /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
July 30, 1999

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,



                                     ASSETS

                                                                                      1999              1998
                                                                                    ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents.......................................................  $    544,000      $  2,092,000
  Short-term investments..........................................................        --            3,953,000
  Accounts receivable, less allowances............................................     6,773,000         4,609,000
  Inventories.....................................................................    15,446,000        12,918,000
  Prepaid expenses................................................................       492,000           503,000
                                                                                    ------------      ------------
     Total current assets.........................................................    23,255,000        24,075,000

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land............................................................................       249,000           249,000
  Building........................................................................    23,890,000        23,667,000
  Equipment.......................................................................    13,942,000        12,703,000
  Land and building improvements..................................................     3,356,000         3,221,000
                                                                                    ------------      ------------
                                                                                      41,437,000        39,840,000
  Less accumulated depreciation...................................................    (9,454,000)       (6,948,000)
                                                                                    ------------      ------------
                                                                                      31,983,000        32,892,000
OTHER ASSETS
  Intangibles.....................................................................     5,951,000         5,786,000
  Security deposits...............................................................       841,000           848,000
  Inventories.....................................................................     6,321,000         2,775,000
  Other...........................................................................       446,000           572,000
                                                                                    ------------      ------------
                                                                                      13,559,000         9,981,000
                                                                                    ------------      ------------
                                                                                    $ 68,797,000      $ 66,948,000
                                                                                    ------------      ------------
                                                                                    ------------      ------------

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                                    JUNE 30,


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        1999              1998
                                                                                    ------------     -------------
CURRENT LIABILITIES
  Current maturities of long-term obligations.....................................  $  1,458,000      $  1,733,000
  Advance on line of credit.......................................................     1,883,000             --
  Accounts payable................................................................     1,613,000         3,783,000
  Accrued compensation............................................................       777,000           804,000
  Accrued expenses................................................................       875,000           671,000
                                                                                    ------------     -------------
     Total current liabilities....................................................     6,606,000         6,991,000

LONG-TERM OBLIGATIONS.............................................................     6,720,000         6,658,000

COMMITMENTS AND CONTINGENCIES.....................................................         --                --

SHAREHOLDERS' EQUITY
 Preferred stock - authorized, 25,000,000 shares of $1.00 stated
     value; none issued...........................................................         --                --
 Preferred stock, Series A Junior Participating - authorized,
     500,000 shares of $1.00 par value; none issued...............................         --                --
 Common stock - authorized, 50,000,000 shares of
     $.01 stated value; issued and outstanding, 12,416,729 and 12,321,709
     shares at June 30, 1999 and 1998.............................................       124,000           123,000
  Additional paid-in capital......................................................    85,679,000        85,084,000
  Accumulated deficit.............................................................   (30,332,000)      (31,908,000)
                                                                                    ------------     -------------
                                                                                      55,471,000        53,299,000
                                                                                    ------------     -------------
                                                                                    $ 68,797,000     $  66,948,000
                                                                                    ------------     -------------
                                                                                    ------------     -------------


        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED JUNE 30,



                                                                1999                1998              1997
                                                            ------------       -------------      ------------
Net sales.................................................  $ 27,321,000        $ 25,570,000      $ 18,913,000
Cost of goods sold........................................    10,768,000          10,941,000         9,052,000
                                                            ------------       -------------      ------------
  Gross profit............................................    16,553,000          14,629,000         9,861,000

Operating expenses
  Research and development................................     3,557,000           4,940,000         3,703,000
  Marketing and sales.....................................     7,164,000           6,889,000         5,464,000
  General and administrative..............................     3,534,000           3,345,000         2,986,000
                                                            ------------       -------------      ------------
                                                              14,255,000          15,174,000        12,153,000
                                                            ------------       -------------      ------------

     Operating income (loss)..............................     2,298,000            (545,000)       (2,292,000)

Other income (expense)
  Interest income.........................................       190,000             900,000         1,900,000
  Interest expense........................................      (912,000)           (122,000)         (641,000)
                                                            ------------       -------------      ------------
                                                                (722,000)            778,000         1,259,000
                                                            ------------       -------------      ------------
NET INCOME (LOSS).........................................  $  1,576,000       $     233,000      $ (1,033,000)
                                                            ------------       -------------      ------------
                                                            ------------       -------------      ------------

Net income (loss) per common share
         Basic............................................  $        .13       $         .02      $       (.08)
                                                            ------------       -------------      ------------
                                                            ------------       -------------      ------------
         Diluted..........................................  $        .13       $         .02      $       (.08)
                                                            ------------       -------------      ------------
                                                            ------------       -------------      ------------

Weighted average common and common equivalent shares
outstanding
         Basic............................................    12,398,010          12,268,644        12,179,008
                                                            ------------       -------------      ------------
                                                            ------------       -------------      ------------
         Diluted..........................................    12,508,069          12,568,215        12,179,008
                                                            ------------       -------------      ------------
                                                            ------------       -------------      ------------


        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,


                                                                      1999             1998          1997
                                                                  ------------     -------------  -------------
Cash flows from operating activities:
Net income (loss).............................................    $  1,576,000     $     233,000  $  (1,033,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
 Depreciation and amortization................................       3,104,000         2,013,000      1,406,000
 Allowance for doubtful accounts..............................          26,000            60,000          --
 Changes in operating assets and liabilities
     Accounts receivable......................................      (2,523,000)          123,000     (2,466,000)
     Inventories..............................................      (6,074,000)       (5,414,000)    (2,311,000)
     Prepaid expenses.........................................          11,000           929,000       (632,000)
     Accounts payable.........................................      (2,170,000)          170,000      2,457,000
     Accrued liabilities......................................         242,000           189,000          8,000
     Customers' deposits......................................           --                --        (1,952,000)
                                                                  ------------     -------------  -------------
        Total adjustments.....................................      (7,384,000)       (1,930,000)    (3,490,000)
                                                                  ------------     -------------  -------------
Net cash used in operating activities.........................      (5,808,000)       (1,697,000)    (4,523,000)

Cash flows from investing activities:
 Purchases of property, plant and equipment...................      (1,610,000)      (15,347,000)   (11,338,000)
 Purchases of intangibles.....................................         (97,000)          (28,000)      (840,000)
 Purchases of investments.....................................      (2,485,000)       (3,976,000)   (11,379,000)
 Maturities of investments....................................       6,438,000        20,613,000     25,844,000
 Decrease (increase) in security deposits.....................           7,000           (62,000)         2,000
 Decrease in other assets.....................................         126,000           371,000        341,000
                                                                  ------------     -------------  -------------
Net cash provided by investing activities.....................       2,379,000         1,571,000      2,630,000

Cash flows from financing activities:
 Payments of long-term obligations............................        (133,000)         (123,000)      (527,000)
 Advance on line of credit....................................       1,883,000             --             --
 Proceeds from stock options exercised........................         131,000           970,000        527,000
                                                                  ------------     -------------  -------------
Net cash provided by financing activities.....................       1,881,000           847,000          --
                                                                  ------------     -------------  -------------
Net increase (decrease) in cash and cash equivalents..........      (1,548,000)          721,000     (1,893,000)
Cash and cash equivalents at beginning of year................       2,092,000         1,371,000      3,264,000
                                                                  ------------     -------------  -------------
Cash and cash equivalents at end of year......................    $    544,000     $   2,092,000  $   1,371,000
                                                                  ------------     -------------  -------------
                                                                  ------------     -------------  -------------

Supplemental disclosure of cash flow information: Cash paid
 during the year for:
     Interest.................................................    $    726,000      $   710,000  $     737,000


        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                    COMMON STOCK
                                              -------------------------
                                                                              ADDITIONAL
                                               SHARES                           PAID-IN           ACCUMULATED
                                               ISSUED           AMOUNT          CAPITAL             DEFICIT
                                              ----------      ---------      ------------        -------------
Balances at July 1, 1996...................   12,121,971      $ 121,000      $ 83,139,000        $ (31,108,000)
  Exercise of stock options and
     employee stock purchase savings
     plan, net of 1,588 shares
     surrendered in payment................       71,643          1,000          545,000                --
  Issuance of common stock issued as
     payment of debt.......................       29,108          --             431,000                --
  Net loss for the year ended
     June 30, 1997.........................        --             --               --               (1,033,000)
                                              ----------      ---------      -----------         -------------

Balances at June 30, 1997                     12,222,722        122,000       84,115,000           (32,141,000)
  Exercise of stock options and
     employee stock purchase savings
     plan, net of 1,419 shares
     surrendered in payment................       98,987          1,000          969,000                --
  Net income for the year ended
     June 30, 1998.........................       --              --               --                  233,000
                                              ----------      ---------      -----------         -------------

Balances at June 30, 1998..................   12,321,709        123,000       85,084,000           (31,908,000)
  Exercise of stock options and
     employee stock purchase savings
     plan..................................       66,607          1,000          345,000               --
  Issuance of common stock issued as
     payment of debt.......................       28,413          --             250,000
  Net income for the year ended
     June 30, 1999.........................         --            --               --                1,576,000
                                              ----------      ---------      -----------         -------------

Balances at June 30, 1999..................   12,416,729      $ 124,000     $ 85,679,000         $ (30,332,000)
                                              ----------      ---------     ------------         -------------
                                              ----------      ---------     ------------         -------------

        The accompanying notes are an integral part of these statements.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Lifecore Biomedical, Inc. (the "Company"), manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronate Division and the Oral Restorative Division. The Company's manufacturing facility is located in Chaska, Minnesota. The Hyaluronate Division markets its products through OEM and contract manufacturing alliances in the fields of general surgery, ophthalmology, veterinary and wound management. The Oral Restorative Division markets its products through direct sales in the United States and Italy and through distributors in other foreign countries.

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

2.       CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 1998, principally all of the Company's cash and cash equivalents were invested in a money market fund.

3.       INVESTMENTS

         The Company has invested its excess cash in commercial paper, government agencies and medium term corporate notes. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments. At June 30, 1998, short-term investments consisted of medium term corporate notes with an amortized cost of $3,953,000, which approximated fair value.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4.       ACCOUNTS RECEIVABLE

         The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers. The Company's customers are located primarily throughout the United States, Europe, and South America. Accounts receivable balances from customers located in Europe and South America were 32% and 42% of total receivables at June 30, 1999 and 1998. The Company maintains allowances for potential credit losses which were $372,000 and $346,000 at June 30, 1999 and 1998.

5.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist mainly of finished hyaluronate powder, aseptic units and oral restorative products and related raw materials. The portion of finished hyaluronate powder inventory not expected to be consumed within the next twelve months is classified as a long-term asset. The finished hyaluronate inventory is maintained in a frozen state and has a shelf life in excess of five years. Inventories consist of the following:

                                                               AS OF JUNE 30,
                                                     -------------------------------
                                                          1999               1998
                                                     ------------       ------------
         Raw materials    .........................  $  3,847,000       $  4,236,000
         Work-in-process  .........................       185,000            204,000
         Finished goods   .........................    17,735,000         11,253,000
                                                     ------------       ------------
                                                     $ 21,767,000       $ 15,693,000
                                                     ------------       ------------
                                                     ------------       ------------

6.       DEPRECIATION

         Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Depreciation expense was approximately $2,519,000, $1,465,000 and $990,000 for the years ended June 30, 1999, 1998 and 1997. Lives used in straight-line depreciation for financial reporting purposes are as follows:


                                                                         NUMBER OF
                                                                           YEARS
                                                                         ---------
       Building......................................................      18-25
       Equipment.....................................................       3-15
       Land and building improvements................................        18


                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7.       INTANGIBLES

         Intangibles consist primarily of the cost of the technology and regulatory rights related to the SUSTAIN Dental Implant System product line acquired in May 1992, the goodwill related to the July 1993 acquisition of Implant Support Systems, Inc., the cost of the technology and regulatory rights related to the TefGen Regenerative Membrane product line acquired in May 1997 and the cost of acquiring the customer list from a former distributor in Spain in April 1999.

         On an ongoing basis, the Company reviews the valuation and amortization of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. The cost of the technology and regulatory rights and the goodwill are being amortized on the straight-line method over 15 years, their estimated useful lives. The cost of the customer list is being amortized on the straight-line method over 5 years. Accumulated amortization of intangibles was $2,946,000 and $2,175,000 at June 30, 1999 and 1998.

8.       OTHER ASSETS

         Included within other assets are costs incurred to register patents and trademarks, which are capitalized as incurred. Amortization of these costs commences when the related patent or trademark is granted. The costs are amortized over the estimated useful life of the patent or trademark, not to exceed 17 years. Patents and trademarks consist of the following:

                                                                        AS OF JUNE 30,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------     -----------
         Patents and trademarks...............................   $  300,000     $  254,000
         Less accumulated amortization........................     (126,000)      (111,000)
                                                                 ----------     ----------
                                                                 $  174,000     $  143,000
                                                                 ----------     ----------
                                                                 ----------     ----------


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

10.      NET INCOME (LOSS) PER COMMON SHARE

         The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the fiscal years ended June 30, 1999 and 1998, 110,059 and 299,571 shares of common stock equivalents were included in the computation of diluted net income per share. For the fiscal year ended June 30, 1997, the common share equivalents that would have been included in the computation of diluted net income per share were 267,480, had net income been achieved.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Options to purchase 1,359,943, 283,125 and 55,000 shares of common stock with a weighted average exercise price of $16.53, $20.03 and $18.57 were outstanding at June 30, 1999, 1998, and 1997, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

11.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         The Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income" during fiscal year 1999. Statement No. 130 requires the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income includes items such as unrealized gains or losses on certain investment securities and foreign currency items.

         Because the Company historically has not experienced material transactions that would be included in comprehensive income, the adoption of this standard did not have a material effect on the consolidated financial statements.

NOTE B - ACQUISITION OF TEFGEN REGENERATIVE MEMBRANE PRODUCT LINE

         In May 1997, the Company acquired the technology and regulatory rights in the TefGen Regenerative Membrane product line from Bridger Biomed, Inc. As consideration for the $2,400,000 acquisition price, the Company paid $800,000 in cash and issued a note payable for $1,600,000. The note, as amended, bears interest at 6% per annum with a principal payment of $400,000 plus interest that was due in July 1998 and a principal payment of $1,200,000 plus interest due at a future date. The principal payments may be made in cash or the Company's common stock at the Company's option. If the Company chooses its common stock as the form of payment, the note holder has certain registration rights. The Company exercised its option to make the July 1998 principal payment of $400,000 plus interest in the form of the Company's common stock. To satisfy the $400,000 amount plus interest due, 28,413 shares of common stock were issued in July 1998 under the formula described in the note. The Company is currently involved in a dispute with a third party and Bridger Biomed, Inc. The remaining principal amount of the note is payable contingent upon the resolution of the dispute. The entire $1,200,000 remaining note balance has been recorded in current maturities due to the uncertainty of the timing of the payment. The note is secured by the purchased assets. The cost of the technology and regulatory rights is being amortized on a straight-line basis over 15 years.

NOTE C - LINE OF CREDIT

         The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 7.75% at June 30, 1999. The agreement has a maturity date of December 28, 2001. At June 30, 1999, there was $1,883,000 outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and an interest coverage ratio. At June 30, 1999, the Company was in compliance with all covenants.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE D - LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:

                                                                                  AS OF JUNE 30,
                                                                         -----------------------------
                                                                             1999             1998
                                                                         ------------     ------------
Industrial development revenue bonds..................................   $  6,579,000     $  6,669,000
Notes payable.........................................................      1,520,000        1,600,000
Other.................................................................         79,000          122,000
                                                                         ------------     ------------
                                                                            8,178,000        8,391,000
Less current maturities...............................................     (1,458,000)      (1,733,000)
                                                                         ------------     ------------
                                                                         $  6,720,000     $  6,658,000
                                                                         ------------     ------------
                                                                         ------------     ------------


INDUSTRIAL DEVELOPMENT REVENUE BONDS

         In 1990, the Company completed a $7,000,000 transaction to finance its manufacturing and administrative facility through the issuance of 30-year industrial development revenue bonds by the municipality where the facility is located. The bonds are collateralized by a first mortgage on the facility and bear interest at 10.25%. The Company is required to make debt service payments on the bonds of approximately $775,000 per year through 2021. The payments are required to be made monthly to a sinking fund. At June 30, 1999 and 1998, the Company has approximately $700,000 on deposit with the bond trustee to cover the reserve fund requirement. The Company has the right to redeem the bonds commencing September 1, 1998 upon the payment of the outstanding principal balance plus accrued interest and a premium. The premium is 8% of the principal amount during the year commencing September 1, 1998 and declines during subsequent years.

         The terms of the loan agreement require the Company to comply with various financial covenants including minimum current ratio, fixed charges coverage and cash flow coverage requirements and maximum debt to net worth limitation. The fixed charges coverage and cash flow coverage requirements have been waived by the bondholder through fiscal 2000. The debt to net worth ratio covenant has the effect of restricting the payment of cash dividends or repurchases of common stock.

NOTES PAYABLE

         In May 1997, the Company issued a note payable for $1,600,000 as part of the consideration paid to the seller of the TefGen Regenerative Membrane product line (see Note B).

         In April 1999, the Company issued a non-interest bearing note payable in the amount of $375,000 to a former distributor in exchange for a customer list. Payments of $125,000 are due in March 2000, 2001 and 2002. The Company is using an effective interest rate of 8% to impute interest on the note payable.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE D - LONG-TERM OBLIGATIONS - (CONTINUED)

         At June 30, 1999 and 1998, the carrying amounts of long-term obligations approximate the fair value of these obligations. The aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:


         2000....................................   $ 1,458,000
         2001....................................       252,000
         2002....................................       219,000
         2003....................................       135,000
         2004....................................       145,000
         Thereafter..............................     5,969,000
                                                    -----------
                                                    $ 8,178,000
                                                    -----------
                                                    -----------


         During the years ended June 30, 1998 and 1997, the Company capitalized $691,000 and $87,000 of interest expense in conjunction with the facility expansion at its Chaska, Minnesota location.

NOTE E - OPERATING LEASES

         The Company leased equipment under an operating lease with Johnson & Johnson Finance Corporation ("JJFC"), an affiliate of the Company's customers, Ethicon, Inc. ("Ethicon") and Johnson & Johnson Medical, Ltd. JJFC is also an affiliate of Johnson & Johnson Development Corporation, a shareholder of the Company (see Note K). In February 1997, the Company satisfied this lease commitment by purchasing the equipment subject to the lease. The purchase price of the equipment was approximately $5.1 million. Operating lease expense was approximately $665,000 for the year ended June 30, 1997.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE F - INCOME TAXES

         Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements.
Deferred tax assets (liabilities) consist of the following at June 30:

                                                                            1999             1998
                                                                        ------------     -------------
Deferred tax assets
  Net operating loss carryforward....................................   $  9,572,000     $   9,719,000
  Capital loss carryforward..........................................          --              377,000
  Tax credit carryforward............................................        428,000           426,000
  Inventories........................................................        883,000           981,000
  Other..............................................................        289,000           304,000
                                                                        ------------     -------------

  Total deferred tax assets..........................................     11,172,000        11,807,000
Deferred tax liabilities
  Depreciation.......................................................     (1,430,000)       (1,042,000)
                                                                        ------------     -------------

  Total deferred tax liabilities.....................................     (1,430,000)       (1,042,000)
                                                                        ------------     -------------

Net deferred tax asset before valuation allowance....................      9,742,000        10,765,000
Valuation allowance..................................................     (9,742,000)      (10,765,000)
                                                                        ------------     -------------
Net deferred tax asset...............................................   $      --        $       --
                                                                        ------------     -------------
                                                                        ------------     -------------

         The deferred tax asset valuation allowance decreased $1,023,000 during 1999, from the realization of these benefits and the expiration of the capital loss carryforward. At June 30, 1999, the Company had net operating loss carryforwards of approximately $26,900,000 for tax reporting purposes, which expire as follows:

                         2000....................  $  2,084,000
                         2001.....................    2,022,000
                         2002.....................    1,641,000
                         2003.....................      557,000
                         2004.....................      659,000
                         2005 - 2012..............   19,937,000

         The Company also has general business credit carryforwards of approximately $254,000, which expire in 2000 through 2012.

         Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to income (loss) before income taxes are as follows for fiscal years ending June 30:

                                                 1999             1998              1997
                                                -----            -----             -----
       U.S. federal statutory rate...........    34.0%            34.0%            (34.0)%
       Change in valuation allowance.........   (34.0)           (34.0)             34.0
                                                -----            -----             -----
                                                  --               --                --
                                                -----            -----             -----
                                                -----            -----             -----

               LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE G - SHAREHOLDERS' EQUITY

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

         Option transactions under the 1987, 1990 and 1996 Stock Plans during the three years ended June 30, 1999 are summarized as follows:


                                                             NUMBER OF       WEIGHTED AVERAGE
                                                               SHARES         EXERCISE PRICE
                                                            ------------     ----------------
Outstanding at July 1, 1996...............................     682,245           $  8.74
  Granted.................................................     876,168             16.74
  Exercised...............................................     (63,507)             6.82
  Canceled................................................     (45,625)             9.67
                                                             ---------           -------
Outstanding at June 30, 1997..............................   1,449,281             13.63
  Granted.................................................     334,000             19.24
  Exercised...............................................     (89,225)             9.24
  Canceled................................................     (53,000)            15.98
                                                             ---------           -------
Outstanding at June 30, 1998..............................   1,641,056             14.83
   Granted................................................     332,000              9.23
   Exercised..............................................     (61,680)             4.88
   Canceled...............................................     (48,375)            15.78
                                                             ---------           -------
Outstanding at June 30, 1999..............................   1,863,001           $ 14.12
                                                             ---------           -------
                                                             ---------           -------
                                                             NUMBER OF       WEIGHTED AVERAGE
                                                               SHARES         EXERCISE PRICE
                                                             ---------       ----------------
Options exercisable at June 30:
    1999...................................................    998,668           $ 13.79
    1998...................................................    762,723             12.28
    1997...................................................    529,745             10.49

               LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE G - SHAREHOLDERS' EQUITY - CONTINUED

         The following tables summarizes information concerning currently outstanding and exercisable stock options:

                                         OPTIONS OUTSTANDING

           RANGE OF            NUMBER         WEIGHTED AVERAGE REMAINING      WEIGHTED AVERAGE EXERCISE
       EXERCISE PRICES       OUTSTANDING           CONTRACTUAL LIFE                     PRICE
       ---------------       -----------      --------------------------      -------------------------
      $  2.63  -  3.94           53,733                2.5 years                     $  3.39
         3.95  -  5.91           73,275                4.7 years                        5.49
         5.92  -  8.86          272,000                8.4 years                        8.26
         8.87  - 13.29          295,050                6.7 years                       10.64
        13.30  - 19.93        1,057,693                7.1 years                       16.98
        19.94  - 24.00          111,250                7.6 years                       21.39
                              ---------
                              1,863,001
                              ---------
                              ---------

                                        OPTIONS EXERCISABLE

                  RANGE OF                    NUMBER                WEIGHTED AVERAGE
              EXERCISE PRICES              EXERCISABLE              EXERCISE PRICE
             ----------------          -------------------          ----------------
             $  2.63  -  3.94                 53,733                   $  3.39
                3.95  -  5.91                 73,275                      5.49
                5.92  -  8.86                 57,375                      7.15
                8.87  - 13.29                165,050                     10.61
               13.30  - 19.93                602,735                     16.64
               19.94  - 24.00                 46,500                     21.32
                                             -------
                                             998,668
                                             -------
                                             -------

         The weighted average fair value of options granted in 1999, 1998 and 1997 was $6.10, $12.61 and $11.80 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: no dividend yield; risk-free rate of return of 6%; volatility of 66.4%, 66.2% and 72.8%; and an average term of 6.0 years, 6.0 years and 6.4 years. The Company's 1999 proforma net income and basic net income per share would have been $199,000 and $.02 and the 1998 and 1997 proforma net loss and basic net loss per share would have been $1,559,000 and $2,768,000 or $.13 and $.23 per share had the fair value method been used for valuing options granted during 1999, 1998 and 1997. These effects may not be representative of the future effects of applying the fair value method.

EMPLOYEE STOCK PURCHASE SAVINGS PLAN

         The 1990 Employee Stock Purchase Savings Plan ("ESPSP") provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the anniversary date of such plan's commencement or the termination date of the plan, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan year to purchase the stock. Since inception of the ESPSP a total of 103,089 shares have been issued, including 4,227 shares for approximately $37,000 in 1999, 10,931 shares for approximately $168,000 in 1998 and 9,374 shares for approximately $142,000 during 1997. At June 30, 1999, the Company had 46,911 shares reserved for future issuance under the ESPSP.

               LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE G - SHAREHOLDERS' EQUITY - CONTINUED

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

NOTE H - COMMITMENTS AND CONTINGENCIES

CONSTRUCTION AGREEMENTS

         The Company has completed the expansion of its manufacturing and distribution capabilities at its Chaska, Minnesota location. The expansion included building and equipment expenditures for warehouse and distribution capabilities, and aseptic-packaging facilities for finished products. At June 30, 1998, the expansion assets were placed in service. At June 30, 1998, firm purchase commitments related to the expansion of approximately $1,770,000 have been recorded in accounts payable.

ROYALTY AGREEMENTS

         The Company has entered into agreements which provide for royalty payments based on a percentage of net sales of certain products. Royalty expense under these agreements was $256,000, $191,000 and $153,000 for the years ended June 30, 1999, 1998 and 1997.

SEVERANCE AGREEMENTS

         The Company has an agreement with each officer that provides severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum contingent liability under these agreements at June 30, 1999 is approximately $1,298,000.


NOTE I - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing plan for eligible employees. Contributions by the Company are determined by the Board of Directors. There have been no Company contributions since the inception of the plan.

               LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTE J - SEGMENT INFORMATION

         The Company adopted Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal year 1999. Statement No. 131 requires the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets, and other information.

         The Company operates two business segments. The Hyaluronate Division manufactures, markets and sells products containing hyaluronate and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products in the area of implant dentistry. Currently, products containing hyaluronate are sold primarily to customers pursuant to supply agreements. Sales to Alcon under such agreements were 10%, 19% and 17% of total sales in 1999, 1998 and 1997. The Company's Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States and Italy and primarily through distributorship arrangements in other foreign locations. Sales to customers located principally in Europe and South America accounted for 36%, 35% and 35% of total Company sales during the years ended June 30, 1999, 1998 and 1997. The operations of the Company's Italian subsidiary, Lifecore Biomedical SpA, have not been material to the consolidated financial statements.

         Segment information for the Company is as follows:

                                                                             YEARS ENDED JUNE 30,
                                                              ----------------------------------------------
                                                                  1999             1998              1997
                                                              ------------     ------------     ------------
Net sales
  Hyaluronate products....................................    $  8,190,000     $  9,720,000     $  7,115,000
  Oral restorative products...............................      19,131,000       15,850,000       11,798,000
                                                              ------------     ------------     ------------
                                                              $ 27,321,000     $ 25,570,000     $ 18,913,000
                                                              ------------     ------------     ------------
                                                              ------------     ------------     ------------

Income (loss) from operations
  Hyaluronate products....................................    $    212,000     $   (918,000)    $ (1,877,000)
  Oral restorative products...............................       2,086,000          373,000         (415,000)
                                                              ------------     ------------     ------------
                                                              $  2,298,000     $   (545,000)    $ (2,292,000)
                                                              ------------     ------------     ------------
                                                              ------------     ------------     ------------

Capital expenditures
  Hyaluronate products....................................    $  1,373,000     $ 15,070,000     $ 11,112,000
  Oral restorative products...............................         237,000          277,000          226,000
                                                              ------------     ------------     ------------
                                                              $  1,610,000     $ 15,347,000     $ 11,338,000
                                                              ------------     ------------     ------------
                                                              ------------     ------------     ------------

Depreciation and amortization expense
  Hyaluronate products....................................    $  2,281,000     $  1,343,000     $    878,000
  Oral restorative products...............................         823,000          670,000          528,000
                                                              ------------     ------------     ------------
                                                              $  3,104,000     $  2,013,000     $  1,406,000
                                                              ------------     ------------     ------------
                                                              ------------     ------------     ------------
                                                                      AS OF JUNE 30,
                                                              -----------------------------
                                                                    1999           1998
                                                              ---------------  ------------
  Identifiable assets
    Hyaluronate products....................................  $ 48,279,000     $ 45,159,000
    Oral restorative products...............................    19,975,000       15,744,000
    General corporate.......................................       543,000        6,045,000
                                                              ---------------  ------------
                                                              $ 68,797,000     $ 66,948,000
                                                              ---------------  ------------
                                                              ---------------  ------------

               LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

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

         The Company has made and continues to make a significant investment in the development and testing of INTERGEL Adhesion Prevention Solution, a product designed to reduce the incidence of postsurgical adhesions. The product is currently undergoing human clinical trials to develop the data necessary to apply to the United States Food and Drug Administration ("FDA") for approval to market the product for commercial application. However, even if the product is successfully developed and the Company receives approval from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations.

NOTE L - LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

NOTE M - RECLASSIFICATIONS

         Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

                   LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                                   -------------------------------
COLUMN A                             COLUMN B                COLUMN C                  COLUMN D           COLUMN E
--------                         ---------------   -------------------------------   --------------   ----------------
                                   BALANCE AT        CHARGED TO       CHARGED TO
                                    BEGINNING        COSTS AND           OTHER                         BALANCE AT END
DESCRIPTION                        OF PERIOD          EXPENSES         ACCOUNTS       DEDUCTIONS         OF PERIOD
-----------                      --------------    --------------   --------------  ---------------    ----------------
Year ended June 30, 1999
 Accounts receivable
   allowance.....................  $ 346,000        $ 63,000          $   --        $ (37,000) (A)        $ 372,000
Year ended June 30, 1998
 Accounts receivable
   allowance.....................    286,000          63,000              --           (3,000) (A)          346,000
Year ended June 30, 1997
 Accounts receivable
   allowance.....................    286,000          56,000              --          (56,000) (A)          286,000

-------------
(A) Deductions represent accounts receivable balances written-off during the year.