Form 10-Q
period 1999-09-30
LIFECORE BIOMEDICAL INC
filed 1999-11-02
CIK 28626

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number O-4136

Lifecore Biomedical, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0948334 (IRS Employer Identification No.)
3515 Lyman Boulevard Chaska, Minnesota (Address of principal executive offices)	55318 (Zip Code)

Registrant's telephone number, including area code: 612-368-4300

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of October 15, 1999 was 12,422,479 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at September 30, 1999 and June 30, 1999	3
	Consolidated Condensed Statements of Operations for Three Months Ended September 30, 1999 and 1998	4
	Consolidated Condensed Statements of Cash Flows for Three Months Ended September 30, 1999 and 1998	5
	Notes to Consolidated Condensed Financial Statements	6-8
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	9-12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Part II.	Other Information
Item 6.	a. Exhibit Index	13
	b. Reports on Form 8-K	13
Signatures		14

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 1999	June 30, 1999
ASSETS
Current assets
Cash and cash equivalents	$364,000	$544,000
Accounts receivable	5,849,000	6,773,000
Inventories	15,986,000	15,446,000
Prepaid expenses	588,000	492,000

	22,787,000	23,255,000
Property, plant and equipment
Land, building and equipment	41,979,000	41,437,000
Less accumulated depreciation	(10,118,000)	(9,454,000)

	31,861,000	31,983,000
Other assets
Intangibles	5,784,000	5,951,000
Security deposits	848,000	841,000
Inventories	7,792,000	6,321,000
Other	486,000	446,000

	14,910,000	13,559,000

	$69,558,000	$68,797,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term obligations	$1,458,000	$1,458,000
Advance on line of credit	2,406,000	1,883,000
Accounts payable	2,267,000	1,613,000
Accrued compensation	666,000	777,000
Accrued expenses	472,000	875,000

	7,269,000	6,606,000
Long-term obligations	6,695,000	6,720,000
Shareholders' equity	55,594,000	55,471,000

	$69,558,000	$68,797,000

See accompanying notes to consolidated condensed financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	1999	1998
Net sales	$7,140,000	$5,505,000
Cost of goods sold	2,963,000	2,337,000

Gross profit	4,177,000	3,168,000
Operating expenses
Research and development	1,070,000	1,109,000
Marketing and sales	1,829,000	1,639,000
General and administrative	932,000	898,000

	3,831,000	3,646,000

Income (loss) from operations	346,000	(478,000)
Other income (expense)
Interest income	15,000	133,000
Interest expense	(227,000)	(206,000)
Other	(20,000)	(42,000)

	(232,000)	(115,000)

Net income (loss)	$114,000	$(593,000)

Net income (loss) per common share
Basic	$.01	$(.05)

Diluted	$.01	$(.05)

Weighted average shares outstanding
Basic	12,417,832	12,362,441

Diluted	12,565,395	12,362,441

See accompanying notes to consolidated condensed financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	1999	1998
Net cash used in operating activities	$(92,000)	$(2,791,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(541,000)	(849,000)
Purchases of investments	—	(498,000)
Maturities of investments	—	2,953,000
Purchases of intangibles	(13,000)	(18,000)
Other	(42,000)	23,000

Net cash provided by (used in) investing activities	(596,000)	1,611,000
Cash flows from financing activities:
Payments of long-term obligations	(25,000)	(422,000)
Advance on line of credit	524,000	—
Proceeds from stock issuance	9,000	361,000

Net cash provided by (used in) financing activities	508,000	(61,000)

Net decrease in cash and cash equivalents	(180,000)	(1,241,000)
Cash and cash equivalents at beginning of period	544,000	2,092,000

Cash and cash equivalents at end of period	$364,000	$851,000

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$196,000	$270,000

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    September 30, 1999

NOTE A—FINANCIAL INFORMATION

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

    In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the three month periods ended September 30, 1999 and 1998. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results for the full year or of the results for any future periods.

    In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronic acid, packaged aseptic and oral restorative products. Inventories consist of the following:

	September 30, 1999	June 30, 1999
	(Unaudited)
Raw materials	$4,130,000	$3,847,000
Work in process	186,000	185,000
Finished goods	19,462,000	17,735,000

	$23,778,000	$21,767,000

NOTE C—AGREEMENTS

    In 1994, Lifecore and Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson, entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronate material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of surgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on INTERGEL™ Adhesion Prevention Solution ("INTERGEL™ Solution"), a second generation hyaluronate-based product. Lifecore has granted Ethicon exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

    The Company has made and continues to make a significant investment in the development and testing of INTERGEL™ Solution, a product designed to reduce the incidence of postsurgical adhesions. Clinical trials for certain surgical applications of INTERGEL™ Solution have been completed. The product is being sold on a selective basis in certain countries outside the U.S. U.S. sales are pending approval of the product by the United States Food and Drug Administration ("FDA"). A reviewing panel is expected to consider INTERGEL™ Solution in January 2000. However, even if the product is successfully developed and the Company receives clearance from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations.

NOTE D—LINE OF CREDIT

    The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 8.25% and 7.75% at September 30, 1999 and June 30, 1999, respectively. The agreement has a maturity date of December 28, 2001. At September 30, 1999 and June 30, 1999, there was $2,406,000 and $1,883,000, respectively, outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and an interest coverage ratio. At September 30, 1999 and June 30, 1999, the Company was in compliance with all covenants.

NOTE E—NET INCOME (LOSS) PER SHARE

    The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended September 30, 1999, 147,563 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months ended September 30, 1998 the common share equivalents that would have been included in the computation of diluted net loss per share were 104,913, had net income been achieved.

    Options to purchase 1,301,318 and 1,265,068 shares of common stock with a weighted average exercise price of $16.82 and $16.99 were outstanding at September 30, 1999 and 1998, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares on such dates.

NOTE F—SEGMENT INFORMATION

    The Company operates two business segments. The Hyaluronate Division manufactures, markets and sells products containing hyaluronate and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products to the field of implant dentistry. Currently, products containing hyaluronate are sold primarily to customers pursuant to supply agreements. Sales to Alcon Laboratories under such agreements were 17% of total sales in the three months ended September 30, 1999. There were no sales to Alcon Laboratories in the three months ended September 30, 1998. The Company's Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States and Italy and primarily through distributorship arrangements in other foreign locations.

    Segment assets and the basis of segmentation are consistent with that reported at June 30, 1999. Segment information for sales and income (loss) from operations are as follows:

	Quarter ended September 30,
	1999	1998
Net sales
Hyaluronate products	$2,833,000	$1,289,000
Oral restorative products	4,307,000	4,216,000

	$7,140,000	$5,505,000

Income (loss) from operations
Hyaluronate products	$305,000	$(811,000)
Oral restorative products	41,000	333,000

	$346,000	$(478,000)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

	Hyaluronate Division		Oral Restorative Division		Consolidated
	1999	1998	1999	1998	1999	1998
	(Unaudited)
Net sales	$2,833,000	$1,289,000	$4,307,000	$4,216,000	$7,140,000	$5,505,000
Cost of goods sold	1,218,000	678,000	1,745,000	1,659,000	2,963,000	2,337,000

Gross profit	1,615,000	611,000	2,562,000	2,557,000	4,177,000	3,168,000
Operating expenses
Research and development	916,000	1,008,000	154,000	101,000	1,070,000	1,109,000
Marketing and sales	41,000	28,000	1,788,000	1,611,000	1,829,000	1,639,000
General and administrative	353,000	386,000	579,000	512,000	932,000	898,000

	1,310,000	1,422,000	2,521,000	2,224,000	3,831,000	3,646,000

Income (loss) from operations	$305,000	$(811,000)	$41,000	$333,000	$346,000	$(478,000)

    Net sales for the quarter ended September 30, 1999 increased $1,635,000 or 30% as compared to the same quarter of last fiscal year. Hyaluronate product sales for the current quarter increased $1,544,000 as compared to the same quarter of last fiscal year. The sales increase was from higher ophthalmic sales in the current year. Oral restorative product sales for the current quarter increased 2% compared to the same quarter of last fiscal year. Sales increases of oral restorative products in the domestic market of 8% were offset by decreased sales in the international markets. The decrease in international oral restorative sales is mainly from economic downturns in South America and Asia.

    Consolidated gross margin increased to 59% for the current quarter from 58% for the same quarter of last fiscal year. The gross margin for the Hyaluronate Division increased to 57% from 47% due to the increase in sales volume and the expanded utilization of the Company's aseptic and hyaluronate production capacity. The gross margin for the Oral Restorative Division decreased to 60% for the current quarter from 61% for the same quarter of last fiscal year. The decrease is the result of higher overhead expenses associated with the introduction of the STAGE-1™ Single Stage Implant System which was introduced in September 1999.

    Research and development expenses decreased $39,000 or 4% for the current quarter as compared to the same quarter of last fiscal year. The decrease resulted principally from decreased costs associated with human clinical trials on INTERGEL™ Adhesion Prevention Solution. Expenses associated with the laparoscopy clinical trial are expected to continue throughout fiscal year 2000. The decreased costs associated with human clinical trials on INTERGEL™ Solution were partially offset by development activities in Oral Restorative Division products, principally, the STAGE-1™ Single Stage Implant System.

    Marketing and sales expenses increased $190,000 or 12% for the current quarter as compared to the same quarter of last fiscal year. Customer training, seminar and trade show expenses were higher in the current quarter compared to the same quarter of last fiscal year. The Company increased its commitment to training and technical support in the oral restorative market. Also, the expense from annual fall trade shows occurred in September this year versus October in the prior year. Marketing expenses for the introduction of the STAGE-1™ Single Stage Implant System accounted for the remainder of the increase in the marketing and sales expense in the current quarter as compared to the prior year.

    Other income (expense) decreased $117,000 for the current quarter as compared to the same quarter of last fiscal year. The $118,000 decrease in interest income results from a lower average amount of cash to invest than in the same quarter of last fiscal year. Interest expense increased $21,000 for the current quarter principally due to interest expense associated with the line of credit.

Liquidity and Capital Resources

    The Company's Annual Report on Form 10-K for the year ended June 30, 1999 contains a detailed discussion of Lifecore's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1999 Form 10-K.

    The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronate Division's production levels increase, its related production efficiencies increase. However, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased. The ongoing research and development costs for INTERGEL™ Adhesion Prevention Solution will continue throughout this fiscal year, but the costs should be at a lower rate than the previous year. During fiscal 1998 and 1997, the Company expanded its manufacturing and distribution capabilities at its Chaska, Minnesota location. The expansion included building and equipment expenditures for warehouse and distribution capabilities and scale-up of aseptic-packaging facilities for finished products. The cost of the expansion totaled approximately $19 million and was completed in June 1998. The expansion was funded from the proceeds of investment maturities. This expansion provides future capacity, but increases the level of fixed charges to be absorbed by operations.

    The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 8.25% and 7.75% at September 30, 1999 and June 30, 1999, respectively. At September 30, 1999 and June 30, 1999, there was $2,406,000 and $1,883,000, respectively, outstanding under this line of credit. The agreement has a maturity date of December 28, 2001.

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

Cautionary Statement

    Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Statements that imply continued financial improvement and the timing or outcome of the FDA review process for INTERGEL™ Solution are subject to change. Because of numerous risks and uncertainties in the regulatory aspects of Lifecore's business activity, actual results may differ materially from those implied. Investors are referred to a more detailed discussion of those risks presented in Management's Discussion and Analysis of Financial Condition and Results of Operations section in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

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

                  LIFECORE BIOMEDICAL, INC.

/s/ JAMES W. BRACKE James W. Bracke	President & Chief Executive Officer	Dated: November 3, 1999
/s/ DENNIS J. ALLINGHAM Dennis J. Allingham	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	Dated: November 3, 1999

QuickLinks

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIGNATURES