Form 10-Q
period 1999-12-31
LIFECORE BIOMEDICAL INC
filed 2000-02-11
CIK 28626

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999

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

612-368-4300
(Registrant's telephone number, including area code)

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of January 31, 2000 was 12,459,736 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page
PART I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 1999 and June 30, 1999	3
	Condensed Consolidated Statements of Operations for Three Months and Six Months Ended December 31, 1999 and 1998	4
	Condensed Consolidated Statements of Cash Flows for Six Months Ended December 31, 1999 and 1998	5
	Notes to Condensed Consolidated Financial Statements	6-8
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	9-12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
PART II.	Other Information
Item 6.	a. Exhibit Index	13
	b. Reports on Form 8-K	13
SIGNATURES		14

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 1999	June 30, 1999
ASSETS
Current assets
Cash and cash equivalents	$1,409,000	$544,000
Accounts receivable	5,653,000	6,773,000
Inventories	15,699,000	15,446,000
Prepaid expenses	726,000	492,000

	23,487,000	23,255,000
Property, plant and equipment
Land, building and equipment	42,159,000	41,437,000
Less accumulated depreciation	(10,791,000)	(9,454,000)

	31,368,000	31,983,000
Other assets
Intangibles	5,616,000	5,951,000
Security deposits	855,000	841,000
Inventories	8,972,000	6,321,000
Other	500,000	446,000

	15,943,000	13,559,000

	$70,798,000	$68,797,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term obligations	$1,458,000	$1,458,000
Line of credit	—	1,883,000
Accounts payable	1,836,000	1,613,000
Accrued compensation	612,000	777,000
Accrued expenses	368,000	875,000
Customers' deposits	3,770,000	—

	8,044,000	6,606,000
Long-term obligations	6,649,000	6,720,000
Shareholders' equity	56,105,000	55,471,000

	$70,798,000	$68,797,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	1999	1998	1999	1998
Net sales	$8,527,000	$6,881,000	$15,667,000	$12,386,000
Cost of goods sold	3,916,000	2,692,000	6,879,000	5,029,000

Gross profit	4,611,000	4,189,000	8,788,000	7,357,000
Operating expenses
Research and development	942,000	917,000	2,012,000	2,026,000
Marketing and sales	2,111,000	1,842,000	3,940,000	3,481,000
General and administrative	939,000	810,000	1,871,000	1,708,000

	3,992,000	3,569,000	7,823,000	7,215,000

Operating income	619,000	620,000	965,000	142,000
Other income (expense)
Interest income	8,000	31,000	23,000	165,000
Interest expense	(239,000)	(197,000)	(466,000)	(403,000)
Other	—	(4,000)	(20,000)	(46,000)

	(231,000)	(170,000)	(463,000)	(284,000)

Net income (loss)	$388,000	$450,000	$502,000	$(142,000)

Net income (loss) per share
Basic	$.03	$.04	$.04	$(.01)

Diluted	$.03	$.04	$.04	$(.01)

Weighted average shares outstanding
Basic	12,424,252	12,402,230	12,421,042	12,382,335

Diluted	12,775,079	12,470,147	12,674,288	12,382,335

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	1999	1998
Net cash provided from (used in) operating activities	$3,491,000	$(5,097,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(722,000)	(971,000)
Purchases of investments	—	(2,485,000)
Maturities of investments	—	6,438,000
Purchases of intangibles	(18,000)	(25,000)
Other	(64,000)	44,000

Net cash provided from (used in) investing activities	(804,000)	3,001,000
Cash flows from financing activities:
Payment of long-term obligations	(71,000)	(467,000)
Net advances (payments) on line of credit	(1,883,000)	593,000
Proceeds from stock issuance	132,000	539,000

Net cash provided from (used in) financing activities	(1,822,000)	665,000

Net increase (decrease) in cash and cash equivalents	865,000	(1,431,000)
Cash and cash equivalents at beginning of period	544,000	2,092,000

Cash and cash equivalents at end of period	$1,409,000	$661,000

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$425,000	$453,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

NOTE A—FINANCIAL INFORMATION

    Lifecore Biomedical, Inc. (the "Company" or "Lifecore"), develops, manufactures, and markets surgically implantable materials and devices through its two divisions, the Hyaluronan Division and the Oral Restorative Division at its facility in Chaska, Minnesota. The Hyaluronan Division markets its products through OEM and contract manufacturing alliances in the fields of ophthalmology, veterinary and wound care management. The Oral Restorative Division markets its products through direct sales in the United States and Italy and through distributors in other foreign countries.

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

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic and oral restorative products. Inventories consist of the following:

	December 31, 1999	June 30, 1999
	(Unaudited)
Raw materials	$4,458,000	$3,847,000
Work in progress	125,000	185,000
Finished goods	20,088,000	17,735,000

	$24,671,000	$21,767,000

NOTE C—AGREEMENTS

    In 1994, Lifecore and Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson, entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's hyaluronan material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of surgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on INTERGEL™ Adhesion Prevention Solution ("INTERGEL™ Solution"), a second generation hyaluronan-based product. Lifecore has granted Ethicon exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

    The Company has made and continues to make a significant investment in the development and testing of INTERGEL™ Solution, a product designed to reduce the incidence of postsurgical adhesions. Clinical trials for certain surgical applications of INTERGEL™ Solution have been completed. The product is being sold on a selective basis in certain countries outside the U.S. U.S. sales are pending approval of the product by the United States Food and Drug Administration ("FDA"). In January 2000, a reviewing panel of the FDA recommended to the FDA that INTERGEL™ Solution not be approved for use in the United States. Currently, the Company is working with FDA officials to determine the next course of action. There can be no assurance that the FDA will ultimately give marketing clearance for INTERGEL Solution in the future. Conversely, even if the Company receives clearance from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations, including the carrying value of inventory and equipment relating to the Hyaluronan Division.

NOTE D—CUSTOMER ADVANCES

    In December 1999, the Company received a $5,000,000 cash advance from Alcon Laboratories, Inc. ("Alcon") against future contract purchases. As security for the cash advance, the Company granted Alcon a right to accelerate delivery of certain finished hyaluronan inventory. The amount of inventory that is subject to acceleration is limited to the amount purchasable by the outstanding cash advance based upon the contract price. At December 31, 1999, $3,770,000 of the cash advance remains outstanding.

NOTE E—LINE OF CREDIT

    The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 8.50% and 7.75% at December 31, 1999 and June 30, 1999, respectively. The agreement has a maturity date of December 28, 2001. At December 31, 1999 there was no balance outstanding under this line of credit. At June 30, 1999, there was $1,883,000 outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and an interest coverage ratio. At December 31, 1999 and June 30, 1999, the Company was in compliance with all covenants.

NOTE F—NET INCOME (LOSS) PER SHARE

    The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended December 31, 1999 and 1998 and the six months ended December 31, 1999, 350,827, 67,917 and 253,246 shares of common stock equivalents were included in the computation of diluted net income per share. For the six months ended December 31, 1998, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the six months ended December 31, 1998, 72,059 common share equivalents that would have been included in the computation of diluted net income per share.

    Options to purchase 1,440,318 and 1,488,568 shares of common stock with a weighted average exercise price of $16.69 and $15.71 were outstanding at December 31, 1999 and 1998, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares on such dates.

NOTE G—SEGMENT INFORMATION

    The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products to the field of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon Laboratories under such agreements were 16% and 11% of total sales in the six months ended December 31, 1999 and 1998, respectively. The Company's Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States and Italy and primarily through distributorship arrangements in other foreign locations.

    Segment assets and the basis of segmentation are consistent with that reported at June 30, 1999. Segment information for sales and income (loss) from operations are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	1999	1998	1999	1998
Net sales
Hyaluronan products	$3,407,000	$2,291,000	$6,240,000	$3,580,000
Oral restorative products	5,120,000	4,590,000	9,427,000	8,806,000

	$8,527,000	$6,881,000	$15,667,000	$12,386,000

Income (loss) from operations
Hyaluronan products	$569,000	$134,000	$874,000	$(677,000)
Oral restorative products	50,000	486,000	91,000	819,000

	$619,000	$620,000	$965,000	$142,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

	Hyaluronan Division		Oral Restorative Division		Consolidated
	1999	1998	1999	1998	1999	1998
	(Unaudited)
Net sales	$3,407,000	$2,291,000	$5,120,000	$4,590,000	$8,527,000	$6,881,000
Cost of goods sold	1,664,000	1,010,000	2,252,000	1,682,000	3,916,000	2,692,000

Gross profit	1,743,000	1,281,000	2,868,000	2,908,000	4,611,000	4,189,000
Operating expenses
Research and development	773,000	799,000	169,000	118,000	942,000	917,000
Marketing and sales	34,000	23,000	2,077,000	1,819,000	2,111,000	1,842,000
General and administrative	367,000	325,000	572,000	485,000	939,000	810,000

	1,174,000	1,147,000	2,818,000	2,422,000	3,992,000	3,569,000

Operating income	$569,000	$134,000	$50,000	$486,000	$619,000	$620,000

    Net sales for the quarter ended December 31, 1999 increased $1,646,000 or 24% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $1,116,000 as compared to the same quarter of last fiscal year. The sales increase was from higher ophthalmic and veterinary revenues compared to the prior year. Oral restorative product sales for the current quarter increased 12% compared to the same quarter of last fiscal year. This increase was generated from the implant product lines. Oral restorative product sales increased in the domestic market, but were flat in the international market when compared with the same quarter of last fiscal year.

    Consolidated gross margin decreased to 54% for the current quarter from 61% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division decreased to 51% from 56% due to the product mix of sales and slightly lower utilization of the Company's aseptic and hyaluronan production capacity. The gross margin for the Oral Restorative Division decreased to 56% for the current quarter from 63% for the same quarter of last fiscal year. The decrease is the result of higher overhead expenses associated with the introduction of the STAGE-1™ Single Stage Implant System, which was introduced in September 1999.

    Marketing and sales expenses increased $269,000 or 15% in the current quarter as compared to the same quarter of last fiscal year. An increased commitment to training and technical support in the oral restorative market, resulted in customer training, seminar and trade show expenses being higher in the current quarter compared to the same quarter of last fiscal year. Marketing expenses for the STAGE-1™ Single Stage Implant System also contributed to the increase in the marketing and sales expense in the current quarter as compared to the prior year.

    General and administrative expenses increased $129,000 or 16% for the current quarter as compared to the same quarter last fiscal year. The increase is from amortization associated with the cost of acquiring the customer list from a former distributor in Spain in April 1999 and from higher employee related costs.

    Other income (expense) decreased $61,000 for the current quarter as compared to the same quarter of last fiscal year. The decrease of $23,000 in interest income results from a lower average amount of cash to invest than in the same quarter of last fiscal year. Interest expense increased $42,000 for the current quarter principally due to interest associated with borrowings against the line of credit.

Six Months Ended December 31, 1999 Compared to Six Months Ended December 31, 1998

	Hyaluronan Division		Oral Restorative Division		Consolidated
	1999	1998	1999	1998	1999	1998
	(Unaudited)
Net sales	$6,240,000	$3,580,000	$9,427,000	$8,806,000	$15,667,000	$12,386,000
Cost of goods sold	2,882,000	1,688,000	3,997,000	3,341,000	6,879,000	5,029,000

Gross profit	3,358,000	1,892,000	5,430,000	5,465,000	8,788,000	7,357,000
Operating expenses
Research and development	1,689,000	1,807,000	323,000	219,000	2,012,000	2,026,000
Marketing and sales	75,000	51,000	3,865,000	3,430,000	3,940,000	3,481,000
General and administrative	720,000	711,000	1,151,000	997,000	1,871,000	1,708,000

	2,484,000	2,569,000	5,339,000	4,646,000	7,823,000	7,215,000

Operating income (loss)	$874,000	$(677,000)	$91,000	$819,000	$965,000	$142,000

    Net sales for the six months ended December 31, 1999 increased $3,281,000 or 26% as compared to the same period of last fiscal year. Hyaluronan product sales for the period increased $2,660,000 as compared to the same period of last fiscal year. The sales increase was the result of higher ophthalmic and veterinary revenues compared to the same period of last fiscal year. Oral restorative product sales for the current period increased 7% compared to the same period of last fiscal year. This increase is primarily from the implant product lines. Oral restorative product sales increased in the domestic market, but were flat in the international market when compared with the same period of last fiscal year.

    Consolidated gross margin decreased to 56% for the current period from 59% for the same period of last fiscal year. The gross margin for the Hyaluronan Division increased to 54% from 53% due to the expanded utilization of the Company's aseptic and hyaluronan production capacity. The gross margin for the Oral Restorative Division decreased to 58% for the current period from 62% for the same period of last fiscal year. The decrease is the result of higher overhead expenses associated with the introduction of the STAGE-1™ Single Stage Implant System, which was introduced in September 1999.

    Marketing and sales expenses increased $459,000 or 13% for the current period as compared to the same period of last fiscal year., An increased commitment to training and technical support in the oral restorative market, resulted in customer training, seminar and trade show expenses being higher in the current period compared to the same period of last fiscal year. Marketing expenses for the STAGE-1™ Single Stage Implant System also contributed to the increase in the marketing and sales expense in the current period as compared to the prior year.

    General and administrative expenses increased $163,000 or 10% for the current period as compared to the same period last fiscal year. The increase is from amortization associated with the cost of acquiring the customer list from a former distributor in Spain in April 1999 and from higher employee related costs.

    Other income (expense) decreased $179,000 for the current period as compared to the same period of last fiscal year. The $142,000 decrease in interest income results from a lower average amount of cash to invest than in the same period of last fiscal year. Interest expense increased $63,000 for the current period principally due to interest associated with borrowings against the line of credit.

Liquidity and Capital Resources

    The Company's Annual Report on Form 10-K for the year ended June 30, 1999 contains a detailed discussion of Lifecore's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1999 Form 10-K.

    The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronan Division's production levels increase, its related production efficiencies increase. However, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased. The ongoing research and development costs for INTERGEL™ Adhesion Prevention Solution will continue throughout this fiscal year, but the costs should be at a lower rate than the previous year. During fiscal 1998 and 1997, the Company expanded its manufacturing and distribution capabilities at its Chaska, Minnesota location. The expansion included building and equipment expenditures for warehouse and distribution capabilities and scale-up of aseptic-packaging facilities for finished products. The cost of the expansion totaled approximately $19 million and was completed in June 1998. The expansion was funded from the proceeds of investment maturities. This expansion provides future capacity, but increases the level of fixed charges to be absorbed by operations.

    The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 8.50% and 7.75% at December 31, 1999 and June 30, 1999, respectively. At December 31, 1999 there was no balance outstanding under this line of credit. At June 30, 1999, there was $1,883,000 outstanding under this line of credit. The agreement has a maturity date of December 28, 2001.

    In December 1999, the Company received a $5,000,000 cash advance from Alcon Laboratories, Inc. ("Alcon") against future contract purchases. As security for the cash advance, the Company granted Alcon a right to accelerate delivery of certain finished hyaluronan inventory. The amount of inventory that is subject to acceleration is limited to the amount purchasable by the outstanding cash advance based upon the contract price. At December 31, 1999, $3,770,000 of the cash advance remains outstanding.

    In January 2000, a reviewing panel of the FDA recommended to the FDA that INTERGEL™ Solution not be approved for use in the United States. Currently, the Company is working with FDA officials to determine the next course of action. There can be no assurance that the FDA will ultimately give marketing clearance for INTERGEL Solution in the future. Conversely, even if the Company receives clearance from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations, including the carrying value of inventory and equipment relating to the Hyaluronan Division.

    The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products and the early stage of certain of these markets. Similarly, expansion of the Company's Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. With the completion of the facility expansion, the Company expects its cash generated from anticipated operations and the availability of the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will attain and maintain positive cash flow before its capital resources are exhausted. While the Company's capital resources appear adequate today, unforeseen events, prior to achieving and maintaining positive cash flow, could require additional financing. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

Year 2000 Compliance

    The Company is not aware of any significant issues that developed related to Year 2000 Compliance from either the Company or from outside parties serving the Company. The Company had a planned general plant shut down for a two week period on either side of January 1, 2000 to ensure that no product was in process over that time period. The other contingency plans developed by the Company were never placed into service. The cost associated with the assessment of Year 2000 Compliance and any modifications that were necessary were less than $50,000. The Company will continue to monitor Year 2000 related issues for the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company invests its excess cash in money market funds. The market risk on such investments is minimal. Receivables from sales to foreign customers are denominated in U.S. Dollars. If the currencies of these countries were to fall significantly against the U.S. Dollar, there can be no assurance that such companies would be able to repay the receivables in full. Transactions at the Company's foreign subsidiary, Lifecore Biomedical SpA, are in Italian lire. The Company has historically had minimal exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. The Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

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

LIFECORE BIOMEDICAL, INC.
Dated: February 11, 2000	/s/ JAMES W. BRACKE James W. Bracke President & Chief Executive Officer
Dated: February 11, 2000	/s/ DENNIS J. ALLINGHAM Dennis J. Allingham Executive Vice President & Chief Financial Officer (Principal Financial Officer)

QuickLinks

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES FORM 10-Q INDEX

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
SIGNATURES