Form 10-Q
period 2000-03-31
LIFECORE BIOMEDICAL INC
filed 2000-05-03
CIK 28626

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 0-4136

Lifecore Biomedical, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0948334 (IRS Employer Identification No.)
3515 Lyman Boulevard Chaska, Minnesota (Address of principal executive offices)	55318 (Zip Code)

Registrant's telephone number, including area code: 612-368-4300

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock, $.01 per value, as of April 20, 2000 was 12,606,024 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
FORM 10-Q

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2000 and June 30, 1999	3
	Condensed Consolidated Statements of Operations for Three Months and Nine Months Ended March 31, 2000 and 1999	4
	Condensed Consolidated Statements of Cash Flows for Nine Months Ended March 31, 2000 and 1999	5
	Notes to Condensed Consolidated Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	10-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Part II.	Other Information
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 6.	a. Exhibits and Exhibit Index	14
	b. Reports on Form 8-K	14
Signatures		15

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

     (Unaudited)

	March 31, 2000	June 30, 1999
ASSETS
Current assets
Cash and cash equivalents	$702,000	$544,000
Accounts receivable	5,252,000	6,773,000
Inventories	15,573,000	15,446,000
Prepaid expenses	643,000	492,000

	22,170,000	23,255,000
Property, plant and equipment
Land, building and equipment	42,245,000	41,437,000
Less accumulated depreciation	(11,377,000)	(9,454,000)

	30,868,000	31,983,000
Other assets
Intangibles	5,449,000	5,951,000
Security deposits	837,000	841,000
Inventories	8,079,000	6,321,000
Other	468,000	446,000

	14,833,000	13,559,000

	$67,871,000	$68,797,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term obligations	$249,000	$1,458,000
Line of credit	—	1,883,000
Accounts payable	1,559,000	1,613,000
Accrued compensation	804,000	777,000
Accrued expenses	344,000	875,000
Customers' deposits	1,800,000	—

	4,756,000	6,606,000
Long-term obligations	6,517,000	6,720,000
Shareholders' equity	56,598,000	55,471,000

	$67,871,000	$68,797,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I
ITEM 1. FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     (Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2000	1999	2000	1999
Net sales	$8,205,000	$6,849,000	$23,872,000	$19,235,000
Cost of goods sold	5,180,000	2,681,000	12,059,000	7,710,000

Gross profit	3,025,000	4,168,000	11,813,000	11,525,000
Operating expenses
Research and development	1,064,000	725,000	3,076,000	2,751,000
Marketing and sales	1,857,000	1,858,000	5,797,000	5,339,000
General and administrative	857,000	829,000	2,728,000	2,537,000

	3,778,000	3,412,000	11,601,000	10,627,000

Operating income (loss)	(753,000)	756,000	212,000	898,000
Other income (expense)
Interest income	40,000	15,000	63,000	180,000
Interest expense	(192,000)	(198,000)	(658,000)	(603,000)
Other	(22,000)	(3,000)	(42,000)	(47,000)

	(174,000)	(186,000)	(637,000)	(470,000)

Net income (loss)	$(927,000)	$570,000	$(425,000)	$428,000

Net income (loss) per share
Basic	$(.07)	$.05	$(.03)	$.03

Diluted	$(.07)	$.05	$(.03)	$.03

Weighted average shares outstanding
Basic	12,497,650	12,405,051	12,449,843	12,392,307

Diluted	12,497,650	12,531,751	12,449,843	12,467,996

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

     (Unaudited)

	Nine months ended March 31,
	2000	1999
Net cash provided from (used in) operating activities	$2,747,000	$(4,567,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(807,000)	(1,266,000)
Purchases of investments	—	(2,485,000)
Maturities of investments	—	6,438,000
Purchases of intangibles	(24,000)	(747,000)
Other	(16,000)	114,000

Net cash provided from (used in) investing activities	(847,000)	2,054,000
Cash flows from financing activities:
Proceeds from long-term obligations	—	320,000
Payment of long-term obligations	(211,000)	(489,000)
Net advances (payments) on line of credit	(1,883,000)	432,000
Proceeds from stock issuance	352,000	580,000

Net cash provided from (used in) financing activities	(1,742,000)	843,000

Net increase (decrease) in cash and cash equivalents	158,000	(1,670,000)
Cash and cash equivalents at beginning of period	544,000	2,092,000

Cash and cash equivalents at end of period	$702,000	$422,000

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$759,000	$627,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     March 31, 2000

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

    In preparing Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic and oral restorative products. Inventories consist of the following:

	March 31, 2000	June 30, 1999
	(Unaudited)
Raw materials	$4,307,000	$3,847,000
Work in progress	273,000	185,000
Finished goods	19,072,000	17,735,000

	$23,652,000	$21,767,000

NOTE C—AGREEMENTS

    In 1994, Lifecore and Ethicon, Inc. ("Ethicon"), a subsidiary of Johnson & Johnson, entered into a Conveyance, License, Development and Supply Agreement (the "Ethicon Agreement"). Under the terms of the Ethicon Agreement, Ethicon transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's hyaluronan material. The technology transferred to Lifecore includes written technical documents related to Ethicon's research and development of a product to inhibit the formation of surgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on INTERGEL® Adhesion Prevention Solution ("INTERGEL® Solution"), a second generation hyaluronan-based product. Lifecore has granted Ethicon exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

    The Company has made and continues to make a significant investment in the development and testing of INTERGEL® Solution, a product designed to reduce the incidence of postsurgical adhesions. Clinical trials for certain surgical applications of INTERGEL® Solution have been completed. The product is being sold in 19 countries outside the U.S. U.S. sales are pending approval of the product by the United States Food and Drug Administration ("FDA"). In January 2000, an advisory panel to the FDA recommended to the FDA that INTERGEL® Solution not be approved for use in the United States. After consulting with the FDA, the Company expects to submit an amendment to the existing PMA to address issues related to the advisory panel's concerns by June 30, 2000. There can be no assurance that the FDA will ultimately give marketing clearance for INTERGEL® Solution in the future. Conversely, even if the Company receives clearance from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations, including the carrying value of inventory and equipment relating to the Hyaluronan Division.

NOTE D—CUSTOMER ADVANCES

    In December 1999, the Company received a $5,000,000 cash advance from Alcon Laboratories, Inc. ("Alcon") against future contract purchases. As security for the cash advance, the Company granted Alcon a right to accelerate delivery of certain finished hyaluronan inventory. The amount of inventory that is subject to acceleration is limited to the amount purchasable by the outstanding cash advance based upon the contract price. At March 31, 2000, $1,800,000 of the cash advance remains outstanding.

NOTE E—LINE OF CREDIT

    The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 9.00% and 7.75% at March 31, 2000 and June 30, 1999, respectively. The agreement has a maturity date of December 28, 2001. At March 31, 2000, there was no balance outstanding under this line of credit. At June 30, 1999, there was $1,883,000 outstanding under this line of credit. The terms of the agreement require the Company to comply with the various financial covenants including minimum net worth, capital expenditure limitations and an interest coverage ratio. At March 31, 2000 and June 30, 1999, the Company was in compliance with all covenants.

NOTE F—NOTE PAYABLE ON ACQUISITION OF TEFGEN MEMBRANE PRODUCT LINE

    In May 1997, the Company acquired the technology and regulatory rights in the TefGen membrane product line from Bridger Biomed, Inc. As consideration for the $2,400,000 acquisition price, the Company paid $800,000 in cash and issued a note payable for $1,600,000. The agreement contained the option for the Company to satisfy the principal payments in cash or the Company's common stock. If the Company chooses its common stock as the form of payment, the note holder has certain registration rights. The note, as amended, bears interest at 6% per annum with a principal payment of $400,000 plus interest made in July 1998. The Company exercised its option to make the July 1998 principal payment of $400,000 plus interest in the form of the Company's common stock, and accordingly, 28,413 shares of common stock were issued in July 1998 under the formula described in the note. The remaining $1,200,000 principal payment plus interest was paid in March 2000. Again, the Company exercised its option to make the remaining principal payment of $1,200,000 plus interest in the form of the Company's common stock, and accordingly, 118,238 shares of common stock were issued in March 2000 under the formula described in the note. The note was secured by the purchased assets. The cost of the technology and regulatory rights is being amortized on a straight-line basis over 15 years.

NOTE G—NET INCOME (LOSS) PER SHARE

    The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months and nine months ended March 31, 1999, 126,700 and 75,689 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months and nine months ended March 31, 2000, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months and the nine months ended March 31, 2000, the common share equivalents that would have been included in the computation of diluted net income per share were 154,209 and 225,621.

    Options to purchase 1,465,086 and 1,340,068 shares of common stock with a weighted average exercise price of $16.65 and $16.48 were outstanding at March 31, 2000 and 1999, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares on such dates.

NOTE H—SEGMENT INFORMATION

    The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products to the field of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon Laboratories under such agreements were 19% and 9% of total sales in the nine months ended March 31, 2000 and 1999, respectively. The Company's Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States and Italy and primarily through distributorship arrangements in other foreign locations.

    Segment assets and the basis of segmentation are consistent with that reported at June 30, 1999. Segment information for sales and income (loss) from operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2000	1999	2000	1999
Net sales
Hyaluronan products	$3,073,000	$1,790,000	$9,313,000	$5,370,000
Oral restorative products	5,132,000	5,059,000	14,559,000	13,865,000

	$8,205,000	$6,849,000	$23,872,000	$19,235,000

Income (loss) from operations
Hyaluronan products	$(1,249,000)	$46,000	$(375,000)	$(631,000)
Oral restorative products	496,000	710,000	587,000	1,529,000

	$(753,000)	$756,000	$212,000	$898,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

	Hyaluronan Division		Oral Restorative Division		Consolidated
	2000	1999	2000	1999	2000	1999
	(Unaudited)
Net sales	$3,073,000	$1,790,000	$5,132,000	$5,059,000	$8,205,000	$6,849,000
Cost of goods sold	3,024,000	818,000	2,156,000	1,863,000	5,180,000	2,681,000

Gross profit	49,000	972,000	2,976,000	3,196,000	3,025,000	4,168,000
Operating expenses
Research and development	902,000	557,000	162,000	168,000	1,064,000	725,000
Marketing and sales	27,000	29,000	1,830,000	1,829,000	1,857,000	1,858,000
General and administrative	369,000	340,000	488,000	489,000	857,000	829,000

	1,298,000	926,000	2,480,000	2,486,000	3,778,000	3,412,000

Operating income (loss)	$(1,249,000)	$46,000	$496,000	$710,000	$(753,000)	$756,000

    Net sales for the quarter ended March 31, 2000 increased $1,356,000 or 20% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $1,283,000 as compared to the same quarter of last fiscal year, due to higher ophthalmic and veterinary revenues. Oral restorative product sales for the current quarter increased 1% compared to the same quarter of last fiscal year. While year-over-year domestic revenue for the quarter remained strong, improved international revenue in Asia was offset by substantially weaker results in South America and Europe.

    Consolidated gross margin decreased to 37% for the current quarter from 61% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division decreased to 2% from 54% due to charges for unused capacity associated with the Company's hyaluronan production. These charges are a result of an unanticipated delay with INTERGEL® Solution for U.S. marketing approval from the FDA. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until marketing approval for INTERGEL® Solution is achieved. The gross margin for the Oral Restorative Division decreased to 58% for the current quarter from 63% for the same quarter of last fiscal year. The decrease in gross margin is the result of higher overhead expenses for the current quarter as compared to the same quarter of last fiscal year.

    Research and development expenses increased $339,000 or 47% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted principally from increased costs associated with human clinical trials and the regulatory process with the FDA for INTERGEL® Solution.

    General and administrative expenses increased $28,000 or 3% for the current quarter as compared to the same quarter last fiscal year. The increase is from amortization associated with the cost of acquiring the customer list from a former distributor in Spain in April 1999 and from higher employee related costs.

    Net other expense decreased $12,000 for the current quarter as compared to the same quarter of last fiscal year. Interest income increased $25,000 due to a higher average amount of cash to invest than in the same quarter of last fiscal year. Interest expense decreased $6,000 for the current quarter due to a lower level of borrowing against the line of credit.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

	Hyaluronan Division		Oral Restorative Division		Consolidated
	2000	1999	2000	1999	2000	1999
	(Unaudited)
Net sales	$9,313,000	$5,370,000	$14,559,000	$13,865,000	$23,872,000	$19,235,000
Cost of goods sold	5,906,000	2,506,000	6,153,000	5,204,000	12,059,000	7,710,000

Gross profit	3,407,000	2,864,000	8,406,000	8,661,000	11,813,000	11,525,000
Operating expenses
Research and development	2,591,000	2,364,000	485,000	387,000	3,076,000	2,751,000
Marketing and sales	102,000	80,000	5,695,000	5,259,000	5,797,000	5,339,000
General and administrative	1,089,000	1,051,000	1,639,000	1,486,000	2,728,000	2,537,000

	3,782,000	3,495,000	7,819,000	7,132,000	11,601,000	10,627,000

Operating income (loss)	$(375,000)	$(631,000)	$587,000	$1,529,000	$212,000	$898,000

    Net sales for the nine months ended March 31, 2000 increased $4,637,000 or 24% as compared to the same period of last fiscal year. Hyaluronan product sales for the period increased $3,943,000 or 73% as compared to the same period of last fiscal year, due to higher ophthalmic and veterinary revenues. Oral restorative product sales for the current period increased $694,000 or 5% compared to the same period of last fiscal year. Year-over-year domestic revenues remain strong, while international revenues have decreased due to lower sales mainly in South America and Europe.

    Consolidated gross margin decreased to 49% for the current period from 60% for the same period of last fiscal year. The gross margin for the Hyaluronan Division decreased to 37% from 53% due to charges for unused capacity associated with the Company's hyaluronan production. These charges are a result of an unanticipated delay with INTERGEL® Solution for U.S. marketing approval from the FDA. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until marketing approval for INTERGEL® Solution is achieved. The gross margin for the Oral Restorative Division decreased to 58% for the current period from 62% for the same period of last fiscal year. The decrease is the result of higher overhead expenses associated with the introduction of the STAGE-1™ Single Stage Implant System, which was introduced in September 1999.

    Research and development expenses increased $325,000 or 12% for the current period as compared to the same period of last fiscal year. The increase resulted principally from increased costs associated with human clinical trials and the regulatory process with the FDA for INTERGEL® Solution.

    Marketing and sales expenses increased $458,000 or 9% for the current period as compared to the same period of last fiscal year. An increased commitment to training and technical support in the oral restorative market, resulted in customer training, seminar and trade show expenses being higher in the current period compared to the same period of last fiscal year. Marketing expenses for the STAGE-1™ Single Stage Implant System also contributed to the increased expense in the current period.

    General and administrative expenses increased $191,000 or 8% for the current period as compared to the same period last fiscal year. The increase is from amortization associated with the cost of acquiring the customer list from a former distributor in Spain in April 1999 and from higher employee related costs.

    Net other expense increased $167,000 for the current period as compared to the same period of last fiscal year. The $117,000 decrease in interest income results from a lower average amount of cash to invest than in the same period of last fiscal year. Interest expense increased $55,000 for the current period principally due to interest associated with borrowings against the line of credit.

Liquidity and Capital Resources

    The Company's Annual Report on Form 10-K for the year ended June 30, 1999 contains a detailed discussion of Lifecore's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1999 Form 10-K.

    The Company has had significant operating cash flow deficits for the last three fiscal years. As the Hyaluronan Division's production levels increase, its related production efficiencies will increase. However, charges for unused capacity associated with the Company's hyaluronan production have negatively impacted operating results in the current period. These charges are a result of an unanticipated delay with INTERGEL® Solution marketing approval in the U.S. from the FDA. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until marketing approval for INTERGEL® Solution is achieved. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased. The ongoing research, development and PMA process costs for INTERGEL® Solution will continue throughout this fiscal year.

    The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 9.00% and 7.75% at March 31, 2000 and June 30, 1999, respectively. At March 31, 2000 there was no balance outstanding under this line of credit. At June 30, 1999, there was $1,883,000 outstanding under this line of credit. The agreement has a maturity date of December 28, 2001.

    In December 1999, the Company received a $5,000,000 cash advance from Alcon Laboratories, Inc. ("Alcon") against future contract purchases. As security for the cash advance, the Company granted Alcon a right to accelerate delivery of certain finished hyaluronan inventory. The amount of inventory that is subject to acceleration is limited to the amount purchasable by the outstanding cash advance based upon the contract price. At March 31, 2000, $1,800,000 of the cash advance remains outstanding.

    In January 2000, an advisory panel to the FDA recommended to the FDA that INTERGEL® Solution not be approved for use in the United States. After consulting with the FDA, the Company expects to submit an amendment to the existing PMA to address issues related to the advisory panel's concerns by June 30, 2000. There can be no assurance that the FDA will ultimately give marketing clearance for INTERGEL® Solution in the future. Conversely, even if the Company receives clearance from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations, including the carrying value of inventory and equipment relating to the Hyaluronan Division.

    In March 2000, the Company issued an aggregate of 118,238 shares of common stock as payment for the $1,200,000 note payable, plus interest to Bridger Biomed, Inc. under the formula described in the note. Under the terms of the note payable entered into in May 1997, the Company had the right to choose whether it would pay the note in cash or the Company's common stock. The recipients of the shares exercised their right to have the shares registered for sale. A Registration Statement on Form S-3 was filed and accepted by the Securities and Exchange Commission in March 2000.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company invests its excess cash in money market funds. The market risk on such investments is minimal. Receivables from sales to foreign customers are denominated in U.S. Dollars. If the currencies of these countries were to fall significantly against the U.S. Dollar, there can be no assurance that such companies would be able to repay the receivables in full. Transactions at the Company's foreign subsidiary, Lifecore Biomedical SpA, are in Italian lira. The Company has historically had minimal exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. The Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    In March 2000, the Company was served with a lawsuit by The Straumann Company alleging unfair competition and trade dress infringement surrounding the Company's STAGE-1™ Single Stage Implant System. The Company believes the lawsuit is without merit and intends to vigorously defend this position.

Item 2. Changes in Securities and Use of Proceeds

    In March 2000, the Company issued 60,590 shares of common stock to Bridger Biomed, Inc., 34,589 shares of common stock to Barry Bartee and 23,059 shares of common stock to James Killion, having an aggregate value of approximately $1,200,000. The shares were issued as consideration for amounts due under the note payable relating to the TefGen Membrane product line acquired from Bridger Biomed, Inc. The shares are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. In March 2000, these shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-3.

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

LIFECORE BIOMEDICAL, INC.
Dated: May 3, 2000	/s/ JAMES W. BRACKE James W. Bracke President & Chief Executive Officer
Dated: May 3, 2000	/s/ DENNIS J. ALLINGHAM Dennis J. Allingham Executive Vice President & Chief Financial Officer (Principal Financial Officer)

QuickLinks

INDEX
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES