Form 10-K
period 2000-06-30
LIFECORE BIOMEDICAL INC
filed 2000-09-15
CIK 28626

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000

Commission file number: 0-4136

LIFECORE BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0948334 (IRS Employer Identification No.)

3515 Lyman Boulevard
Chaska, Minnesota 55318-3051
(Address of principal executive offices)

Registrant's telephone number, including area code: (952) 368-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock ($.01 stated value)
Preferred Stock Purchase Rights
(Title of Class)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $96,865,000 at August 22, 2000 when the last sale price of such stock, as reported by the Nasdaq National Market, was $7.813.

    The number of shares outstanding of the Registrant's Common Stock, $.01 stated value, as of August 22, 2000 was 12,606,124 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Certain responses to Part III are incorporated by reference to information contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting to be filed with the Commission within 120 days after the end of the Registrant's fiscal year.

PART I

Item 1. Business

General

    Lifecore Biomedical, Inc. ("Lifecore" or the "Company") develops, manufactures, and markets biomaterials and surgical devices through two divisions, the Hyaluronan Division and the Oral Restorative Division. Further information about Lifecore can be obtained from Lifecore's Internet website at www.lifecore.com, however, the contents of the website are not intended to be a part of this Form 10-K and are not incorporated by reference. The Company was incorporated in the State of Minnesota in 1965.

    The Company's Hyaluronan Division is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring carbohydrate that moisturizes or lubricates the soft tissues of the body. The Hyaluronan Division's primary development project involves a version of Lifecore's patented ferric hyaluronan technology, GYNECARE INTERGEL™ Adhesion Prevention Solution ("INTERGEL Solution"). INTERGEL Solution is a second-generation product with potential application in reducing the incidence of post-surgical adhesions. INTERGEL Solution is intended to reduce the incidence of fibrous tissue adhesions commonly formed as part of the body's natural healing process when tissues are subject to accidental or surgical trauma. These adhesions may cause internal complications that often require costly post-surgical intervention, particularly with respect to abdominal, cardiovascular, orthopedic, reproductive, and thoracic surgeries,. Government sources recently estimated the annual cost for treatment of adhesion complications in the female lower abdomen alone, a common site for the occurrence of adhesions, at $1.4 billion in the United States. Since June 1998, the Company's exclusive worldwide marketing partner, GYNECARE, the women's healthcare division of ETHICON, INC., a Johnson & Johnson Company, has been marketing INTERGEL Solution in Europe.

    The Company produces hyaluronan through a proprietary fermentation process. Currently, the primary commercial use for the Company's hyaluronan is as a component in ophthalmic surgical solutions for cataract surgery. Lifecore is pursuing other applications of hyaluronan through corporate partners for drug delivery and wound care applications. The Company also is leveraging its hyaluronan manufacturing skills to provide specialized contract aseptic manufacturing services.

    The Company's Oral Restorative Division markets a comprehensive line of titanium-based dental implants for replacement of lost or extracted teeth. Through various acquisitions, the Company acquired the SUSTAIN® Dental Implant System, the RESTORE® Dental Implant System, and the Implant Support Systems ("ISS") line of compatible components. The Company has substantially enhanced and expanded these product lines since their acquisition. In September 1999, the Company introduced the STAGE-1™ Single Stage Implant System in the U.S. The Oral Restorative Division also manufactures and markets tissue regeneration products for the restoration of soft tissue and bone resulting from deterioration due to periodontal disease and tooth loss. In May 1997, Lifecore acquired the TefGen Regenerative Membrane™ from Bridger Biomed, Inc. ("Bridger"). The acquisition expanded and complemented the Company's growing line of tissue regenerative products by adding a nonresorbable membrane to address a current clinical practice referred to as guided tissue regeneration. From June 1997 until recently, Lifecore expanded its tissue regeneration business to include soft tissue applications with the addition of AlloDerm® Dermal Graft, which the Company distributed on an exclusive basis to the U.S. dental market for LifeCell Corporation ("LifeCell"). In August 2000, the distribution agreement with LifeCell expired. In May 2000, Lifecore began exclusive dental industry representation of the bone allograft tissue products distributed by the Musculoskeletal Transplant Foundation ("MTF"), the world's largest bone tissue procurement and distribution service. These bone allografts are used as substitutes for the patient's own bone in dental surgeries requiring grafting. Lifecore receives a representation fee for coordinating the relationship between MTF and the dental surgeon. The Oral Restorative Division's products are marketed in the U.S. through the Company's direct sales force and through 22 international distributors in 35 countries. The Company also operates foreign subsidiaries in Italy and Germany and a joint venture in Sweden.

Hyaluronan Division

Background

    Hyaluronan is a critical, naturally occurring carbohydrate component of physiological fluids that lubricate, moisturize or otherwise protect the body's soft tissues. Due to its widespread presence in tissues and its high degree of biocompatibility, the Company believes that hyaluronan can be used for a wide variety of medical applications.

    Hyaluronan (also referred to as hyaluronic acid or sodium hyaluronate) was first demonstrated to have commercial medical utility as a viscoelastic (elastic yet fluid) solution in cataract surgery. In this application, its use for coating and lubricating tissues during the implantation of intraocular lenses dramatically improved the existing surgical success rates. The first commercial ophthalmic hyaluronan product produced by extraction from rooster comb tissue became commercially available in the United States in 1981. Hyaluronan-based products, produced both by rooster comb extraction and by fermentation processes such as the Company's, have since gained widespread acceptance in ophthalmology and are currently used in the majority of cataract extraction procedures in the world. The Company's hyaluronan has been utilized in veterinary applications such as cryopreservation and traumatic arthritis since 1994.

    Other hyaluronan applications currently being investigated by Lifecore or its partners include post-surgical prevention of adhesions and drug delivery (as a vehicle to carry wound management agents). The Company believes that the use of hyaluronan for the prevention of post-surgical adhesions currently represents the most significant potential application for hyaluronan.

Strategy

    The Company intends to use its proprietary fermentation process to be a leader in the development of hyaluronan-based products for multiple applications. Elements of the Company's strategy include the following:

  •
  Establish strategic alliances with market leaders. The Company will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. The Company currently has established relationships with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. ("Alcon"), Bausch & Lomb Surgical, a division of Bausch & Lomb, Inc. ("Bausch & Lomb"), GYNECARE, the women's healthcare division of ETHICON, INC., a Johnson & Johnson Company ("ETHICON"), and Johnson & Johnson Medical, Ltd., a wholly-owned subsidiary of Johnson & Johnson ("JJML"), market leaders in the ophthalmics and surgical products fields.

  •
  Expand medical applications for hyaluronan. The Company is currently pursuing gynecological surgery, as well as drug delivery and wound care opportunities. Due to the growing knowledge of the unique characteristics of hyaluronan, the Company intends to continue to identify and pursue further uses for hyaluronan in medical applications.

  •
  Maintain flexibility in product development and supply relationships.The Company's vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with large corporate partners. The Company's role in these relationships extends from supplier of raw materials to manufacturer of aseptically-packaged finished products. In addition, the Company may develop its own proprietary products.

  •
  Leverage hyaluronan manufacturing skills. The Company is using its viscous fluid handling and aseptic packaging experience gained in producing hyaluronan to provide specialized contract aseptic manufacturing services.

Hyaluronan Division Products

    The following chart summarizes the principal products and development projects of the Hyaluronan Division, along with their applications and the companies with which Lifecore has related strategic alliances:

PRODUCT	STRATEGIC ALLIANCE	MARKET	STATUS*
GYNECOLOGICAL SURGERY GYNECARE INTERGEL™Adhesion Prevention Solution	Lifecore's proprietary product under development; GYNECARE, the women's healthcare division of ETHICON has exclusive worldwide marketing rights for adhesion prevention applications and orthopedics	Adhesion prevention	Pending U.S. FDA Pre-Market Approval, marketed by GYNECARE, the women's healthcare division of ETHICON in Europe for abdominal applications
OPHTHALMIC Viscoat® Ophthalmic Viscoelastic Solution	Lifecore supplies proprietary hyaluronan powder for inclusion in Alcon's viscoelastic solution	Cataract surgery	Commercial sales since 1983
Amvisc® and Amvisc Plus® Ophthalmic Solutions	Lifecore supplies finished syringes to Bausch & Lomb, who markets the products	Cataract surgery	Lifecore export shipments commenced in December 1995; U.S. sales pending Bausch & Lomb PMA supplement approval
LUROCOAT® Ophthalmic Solution	Lifecore supplies its proprietary product for marketing on a non-exclusive basis outside the U.S.	Cataract surgery	Lifecore export shipments commenced in June 1997
WOUND MANAGEMENT Wound healing agent	Lifecore supplies process development services and hyaluronan powder to Johnson & Johnson Medical, Ltd. for use as a delivery vehicle	Wound management	JJML commenced clinical trials in 1997
OTHER APPLICATIONS MAP-5™ Embryo Cryopreservation Solution	Lifecore supplies hyaluronan in vials to Vetrepharm, Inc., who markets the product	Veterinary cryopreservation, traumatic arthritis	Commercial sales since 1994

*
For many of the products or projects listed above, government regulatory approvals and significant development work are required before commercial sales can commence in the United States or elsewhere. See "Government Regulation." No assurance can be given that such products will be successfully developed or marketed.

  Adhesion Prevention Development Project with ETHICON, INC.

    The Company is developing a product using a version of its patented ferric hyaluronan technology, INTERGEL Solution, for potential application in reducing the incidence of post-surgical adhesions.

GYNECARE, the women's healthcare division of ETHICON, INC., has worldwide, exclusive distribution rights for INTERGEL Solution.

    Following surgical procedures fibrous tissue, or adhesions, commonly form as part of the body's natural healing process resulting from trauma to tissues or organs during surgery. Particularly with respect to abdominal, cardiovascular, gynecological, orthopedic, reproductive and thoracic surgeries, these adhesions may cause internal complications that require costly additional surgical intervention. For example, adhesions following gynecological surgery can cause infertility, life threatening bowel obstructions, or complicate subsequent surgical interventions. The Company believes that successful penetration of this market will require a product with low toxicity, easy application, high procedural flexibility, broad effectiveness and appropriate pricing.

    Laparotomy.  Prior to 1994 Lifecore and ETHICON were jointly developing an anti-adhesion product. In 1994, Lifecore assumed responsibility for completion of this project. Lifecore subsequently completed the pre-clinical studies and submitted an application to the FDA for an Investigational Device Exemption ("IDE") to begin human clinical trials to evaluate the safety and efficacy of INTERGEL Solution. In April 1995, the FDA approved the IDE. A pilot human clinical trial, involving 23 female patients undergoing peritoneal cavity surgery with preservation of fertility, was completed at a single United States clinical center in December 1995. Patients were randomly selected to receive either INTERGEL Solution or a control solution applied in a final step prior to completion of surgery by laparotomy (conventional or open surgery). The primary goals of the pilot study were the preliminary assessment of the safety of INTERGEL Solution and an evaluation of the experimental clinical protocol. A secondary goal was the preliminary assessment of the effectiveness of INTERGEL Solution in reducing post-surgical adhesions by second-look laparoscopy. Second-look laparoscopy is a standard surgical practice with fertility patients, and consists of a less invasive follow-up evaluation of the patients' internal abdominal anatomy. The laparoscopy enabled clinicians to gather data comparing post-surgical adhesions in the two patient treatment groups. Analysis of the pilot clinical data indicated that patients who received INTERGEL Solution experienced a 45% lower incidence of a broad range of adhesions than control patients (p<0.02). Further, the study showed that when adhesions did occur, those of the INTERGEL Solution patient group were significantly less extensive and less severe than those of the control group (p<0.01). Finally, physicians indicated that the test material was easily administered during clinical procedures.

    Based on these results the Company initiated a pivotal human clinical trial in March 1996. That study was completed in December 1998. It involved 281 patients in a blinded study at twelve clinical sites in the United States and five clinical sites in Europe. These patients underwent a similar randomized treatment protocol and were evaluated for adhesion formation at 24 anatomical sites by second-look laparoscopy. The Company submitted an application for FDA Pre-Market Approval ("PMA") in March 1999, which was accepted by the FDA in May 1999 for expedited review. In January 2000, an advisory panel to the FDA recommended to the FDA that INTERGEL Solution not be approved for use in the United States. After consulting with the FDA, the Company prepared and submitted an amendment to the existing PMA in June 2000 to address concerns raised by the advisory panel. There can be no assurance that the FDA will ultimately give marketing clearance for INTERGEL Solution in the future. See "Government Regulation."

    Laparoscopy.  In 1997, the Company began a second series of human clinical trials to evaluate INTERGEL Solution as an adjunct in less invasive, microsurgical procedures. Since laparoscopic procedures are rapidly becoming a preferred surgical interventional method, the Company wished to ensure the utility of INTERGEL Solution under the more physically restrictive demands of laparoscopic techniques in comparison to laparotomy techniques. A pilot trial was completed showing results similar to that of the product in the pilot laparotomy trial. Enrollment in a subsequent multi-center clinical trial was completed in June 2000. The results of this trial are currently undergoing analysis.

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

  Ophthalmic Applications

    Cataract Surgery.  Currently, the primary commercial application for the Company's hyaluronan is in cataract surgery. During the process of cataract surgery, hyaluronan, in the form of a viscoelastic solution, is used to coat and lubricate the anterior chamber of the eye during intraocular lens implantation. These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. The Company currently sells hyaluronan for this application to several customers, including Alcon and Bausch & Lomb. Alcon and Bausch & Lomb are two of the leading producers of ophthalmic surgical products in the world. The Company also has agreements to supply its LUROCOAT Solution under private label relationships outside the United States and Canada.

    Hyaluronan-based products are used in the majority of cataract surgeries in the world. The Company estimates that the worldwide market for hyaluronan for cataract surgery, on a hospital cost basis, is approximately $140 million per year. The market share of products using fermented hyaluronan is increasing relative to the market share of products using hyaluronan extracted from rooster combs.

    Alcon purchases the Company's hyaluronan for inclusion in Viscoat® Ophthalmic Viscoelastic Solution, which is used during cataract surgery. The Company's relationship with Alcon and its predecessors commenced in 1983, when the Company's hyaluronan was specified as a raw material component of the Viscoat product, which received marketing clearance from the FDA in 1986. Until 1990, Alcon's predecessors had the exclusive rights to purchase the Company's hyaluronan for ophthalmic applications. In 1990, the arrangement with Alcon became non-exclusive. Since that time, sales of hyaluronan to Alcon have continued to be made pursuant to supply agreements. The current Alcon supply agreement, as renewed in December 1998, is for a term of two years through December 31, 2000. Management does not anticipate any issues related to negotiating an extension of this supply agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    In December 1994 the Company entered into a supply agreement with Bausch & Lomb. Under the agreement, the Company has been selling its hyaluronan to Bausch & Lomb for export in packaged syringes in connection with two of Bausch & Lomb's ophthalmic viscoelastic surgical products, Amvisc® and Amvisc Plus® Ophthalmic Solutions. The Company has validated its manufacturing facility to produce these products, and Bausch & Lomb is in the process of obtaining a PMA supplement with the FDA to allow the Company to manufacture these products for U.S. sale. The sale by Bausch & Lomb in the United States of Amvisc and Amvisc Plus syringes supplied by the Company is dependent upon FDA approval of such supplement. In December 1995 Bausch & Lomb commenced shipments of finished products supplied by the Company to Europe. The supply agreement with Bausch & Lomb will terminate on December 31, 2000. The Company does not expect the supply agreement with Bausch & Lomb to be renewed, although sales are scheduled to continue for an indefinite period on a non-contractual basis.

    The Company has developed its own viscoelastic solution, LUROCOAT Solution. The Company received CE marking for LUROCOAT Solution during fiscal year 1997 allowing LUROCOAT Solution to be marketed and sold in Europe. The Company has private label agreements to supply LUROCOAT Solution outside the United States and Canada. Export shipments of LUROCOAT Solution began in fiscal year 1997.

  Other Applications

    In its work with hyaluronan, the Company developed specialized packaging skills with materials that, due to their perishable nature or complex viscous handling properties, cannot be sterilized in a conventional manner and require rigorous aseptic manufacturing and packaging protocols. The Company is leveraging these skills to initiate non-ophthalmic development projects for the manufacture of hyaluronan and non-hyaluronan products in other medical areas.

    One such application is the use of hyaluronan as a drug delivery vehicle for a product being developed by JJML. JJML is developing a product that utilizes the Company's hyaluronan and process development expertise to produce a drug delivery vehicle that enhances topical wound healing. JJML is now in the clinical trial phase with this product. There can be no assurance that this product will be brought to market.

    The Hyaluronan Division undertakes its own product development activities for both hyaluronan-based and non-hyaluronan-based applications, as well as on a contract basis with certain clients. The majority of outside projects are initiated by a client to demonstrate that the Company's hyaluronan is suitable for a particular medical application. Suitability is often measured by detailed specifications for product characteristics such as purity, stability, viscosity, and molecular weight, as well as efficacy for a particular medical application.

    The Company currently manufactures Vetrepharm, Inc.'s MAP-5™ Embryo Cryopreservation Solution, an aseptically-packaged hyaluronan solution, for the cryopreservation of fertilized animal embryos. MAP-5 Solution is used to preserve the embryos for transportation to local veterinarians. Sales to Vetrepharm, Inc. have been made since 1994 pursuant to annual purchase orders that specify the quantity and unit price.

    There can be no assurance that products currently under development by the Company or others will be successfully developed or, if so developed, will be successfully and profitably marketed.

Oral Restorative Division

Background

    Dental implants are increasingly accepted as a replacement for missing or extracted teeth and serve as supports for dentures, crowns, and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed in the jawbone simulating the anchoring of a tooth by its root. The implant maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of fixtures against surrounding teeth and gingiva. The titanium cylinder or cylindrically-screw shaped implant is categorized by shape and method of implantation. For example, the threaded cylinder implant is screwed into the jawbone, while an alternate form, the press-fit cylinder, is placed into a precision-drilled hole with a friction fit. To further enhance bone fixation, various implant styles may be spray-coated with hydroxylapatite-or metal and/or then grit blasted to create a roughened surface. The Company believes the current annual worldwide dental implant market is approximately $500 million.

    Bone graft substitutes are used for the restoration of deteriorated hard tissue caused by periodontal disease and tooth loss. Historically, bone-filling material needed to fill holes or restore deteriorated bone was only available from cadavers, live donor bone or autologous bone (self-donated from another part of the patient's body). These sources have quality and convenience limitations. The current annual U.S. market for synthetic bone substitute products is limited to approximately $10 million. The addition of supplemental hard tissue regeneration products has expanded that annual market to approximately $25 million. In addition, the annual U.S. market for dental purchases of freeze dried donor bone is estimated to be approximately $10 million. The Company's TefGen Regenerative Membrane and CAPSET® Calcium Sulfate Bone Graft Barrier products address this market opportunity. In May 2000, the Company entered into a distribution agreement with Musculoskeletal Transplant Foundation to solicit orders for its MTF® Bone Allograft Tissue for a representation fee. This product addresses the donor bone market. Similarly, a market for soft tissue regenerative products has developed to address the area of soft tissue replacement in adding to or replacing gingival tissue. The estimated annual U.S. market potential for a soft tissue regenerative product is approximately $50 million. The Company distributed AlloDerm Dermal Graft to address this market opportunity until July 2000. At that time, the initial three-year contract with LifeCell for AlloDerm Dermal Graft was not renewed.

Strategy

    The Company intends to be a leader in the oral restorative surgical products industry. The Company has steadily increased the market share for its implant products by implementing the following strategies:

  •
  Develop a broad line of dental implants and related dental surgery support products that facilitate the transition from competitive systems to a broad-based Lifecore system.

  •
  Develop and deliver unique educational programs and materials aimed at participating dentists and their staffs to facilitate the conversion from traditional dental treatment options to those involving dental implant and tissue regeneration therapy.

  •
  Develop and implement cooperative marketing programs with clinician referral groups for the purpose of creating increased awareness and acceptance of dental implant and tissue regeneration therapy, thereby expanding the clinician's practice.

Oral Restorative Division Products

    The following chart summarizes the principal products of the Company's Oral Restorative Division:

PRODUCT	MARKET	STATUS
SUSTAIN® and RESTORE® Dental Implant Systems	Replacement of lost or extracted teeth	Commercial sales
STAGE-1™ Single Stage Implant System	One-stage surgical procedure with self-tapping implant design for easier placement and Morse taper prosthetic connection	Commercial sales
SuperCAT™ Super Self-Tapping Implant	Faster and more efficient implant installation to reduce surgical time	Commercial sales
Implant Support Systems	Precision oral restorative components compatible with implants	Commercial sales
CAPSET® Calcium Sulfate Bone Graft Barrier	For use with natural and synthetic bone graft materials as a resorbable barrier cap and/or binding agent	Commercial sales
CAPSET® SlowSet™ Barrier	Repair of multiple periodontal bone defects	Commercial sales
TefGen Regenerative Membrane™	Nonresorbable membrane for guided tissue regeneration	Commercial sales
HAPSET® Hydroxylapatite Bone Graft Plaster	Repair of jawbone structure requiring a non-resorbable bone matrix	Commercial sales
MTF® Bone Allograft Tissue	Grafting material for restoration of dental bone defects	Distributed by MTF, represented by Lifecore

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

    The STAGE-1 Single Stage Implant System is the Company's newest implant line. It has been designed to allow for a one-stage surgical procedure. The STAGE-1 System uses a self-tapping implant design for easier placement and includes the reliable Morse taper prosthetic connection. Commercial sales began in September 1999.

    Lifecore has enhanced and expanded its product lines, creating numerous new products with a combination of innovative features from its existing systems. This gives the Company a broad product line and offers practitioners maximum flexibility in choice of treatment modalities with over 1,000 products.

  Bone and Soft Tissue Regeneration Products

    The Company offers products that address various bone and tissue regeneration procedures.

    CAPSET Calcium Sulfate Bone Graft Barrier received 510(k) clearance and was introduced to the market in 1995. CAPSET SlowSet Barrier was introduced in July 1999. These products are based on a calcium sulfate plaster technology developed by and licensed from Wright Medical, Inc., an orthopedic product manufacturer based in Memphis, Tennessee. CAPSET Barrier and CAPSET SlowSet Barrier allow the clinician to more efficiently use demineralized freeze-dried bone grafts to restore missing bone, particularly in periodontal defects, without resorting to more elaborate treatment techniques or no treatment at all.

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

    HAPSET Hydroxylapatite Bone Graft Plaster is a moldable, partially resorbable form of hydroxylapatite graft substitute that can be contoured to fill a bone defect during surgery. It consists of the Company's hydroxylapatite particle in a carrier of the same calcium sulfate plaster used in CAPSET Barrier.

    MTF Bone Allograft Tissue is human donor bone tissue processed and distributed by Musculoskeletal Transplant Foundation ("MTF") and represented by the Company. MTF Bone Allograft Tissue is available in mineralized or demineralized bone tissue to be used as a grafting material for restoration of dental bone defects. The Company entered into a three-year representation agreement with MTF in May 2000.

    Through July 31, 2000, the Company distributed AlloDerm® Acellular Dermal Graft, a freeze-dried, chemically processed, human donor skin that can be used as a substitute for soft tissue grafts taken from the roof of the patient's mouth. In June 1997, Lifecore entered into a three year exclusive U.S. distribution agreement with LifeCell Corporation to market and distribute AlloDerm Graft in the dental market. The distribution agreement with LifeCell was not renewed after its initial three-year term expired.

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

Sales and Marketing

Hyaluronan Division Products

    The Company generally markets and distributes its hyaluronan products to end-users through corporate partners. The Company sells hyaluronan to these partners in a variety of forms, including powders, gels and solutions packaged in bulk or single-application units. The Company sells its ophthalmic grade hyaluronan powder to Alcon for Viscoat solution and supplies Bausch & Lomb's Amvisc products for sale in Europe. The Company has private label agreements to supply LUROCOAT Solution to customers outside the United States and Canada. The Company also sells hyaluronan solutions to Vetrepharm, Inc. for veterinary embryo cryopreservation and to Bexco Pharma, Inc. for veterinary orthopedic indications outside the U.S.

    The Company has an agreement with GYNECARE, the women's healthcare division of ETHICON for exclusive distribution of INTERGEL Solution. The Company believes that ETHICON is the worldwide market leader in the area of surgical products and has one of the largest marketing and sales forces in the industry. Commercialization of INTERGEL Solution is dependent on receipt of FDA marketing clearance, successful manufacturing of commercial quantities, and the efforts of ETHICON to develop the market for the product. No assurance can be given that any or all of these conditions will be met.

    The Company also sells various forms of medical grade hyaluronan directly to third parties for development and evaluation of new applications to be marketed and distributed through those companies' distribution systems or a jointly developed distribution system.

Oral Restorative Division Products

    The Company is focused on expanding its oral restorative product line, improving product quality, and developing increased sales and marketing support. The dental implant market is highly specialized. Products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners and dental laboratories. Accordingly, management believes it must maintain a highly experienced direct sales force in the United States for proper distribution of these products. The Company believes that its sales force offers better customer service, technical support and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs twenty-three individuals dedicated to sales in the United States and five U.S.-based salespersons dedicated to international sales. The Oral Restorative Division products are marketed internationally through 22 distributors. In addition, the products are marketed in Italy through its subsidiary, Lifecore Biomedical SpA, which currently utilizes ten sales agents and in Germany through its subsidiary, Lifecore Biomedical GmbH, which utilizes two sales agents. The Company also markets its products in Scandinavia through a joint venture in Sweden.

    The Company's marketing activities are designed to support its direct sales force and include advertising and product publicity in trade journals, direct mail catalogs, newsletters, continuing education programs, telemarketing, and attendance at trade shows and professional association meetings. Industry estimates indicate a need for replacement of approximately 100 million teeth in the adult population of the United States. That represents a potential market for implant companies such as Lifecore of approximately $20 billion.

Manufacturing

    The commercial production of hyaluronan by the Company requires fermentation, separation and purification capabilities, and aseptic packaging of product in a variety of formats. In addition, the production of the INTERGEL Solution requires high volume precision mixing of viscous fluids.

    The Company produces its hyaluronan through a proprietary process of fermentation. Until the introduction of the Company's medical grade hyaluronan, the only commercial source for medical hyaluronan was through an animal rendering process of extraction from rooster combs. The Company believed that the rooster comb extraction method would not be capable of producing large quantities of hyaluronan in an efficient manner if competition for the use of medical grade hyaluronan greatly increased. In addition, changing regulatory requirements make medical use of animal extracts increasingly problematic. Consequently, the Company developed its proprietary fermentation process for hyaluronan using existing knowledge of other successful fermentation manufacturing processes. The Company believes that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency, flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities.

    The Company's 110,000 square foot facility is used primarily for the proprietary hyaluronan manufacturing process. The Company has been building hyaluronan inventory levels in anticipation of the demand for INTERGEL Solution, once the product receives PMA marketing clearance from the FDA for sales in the U.S. The Company believes that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

    The Company provides versatility in the simultaneous manufacturing of various types of finished products. Currently, the Company supplies several different formulations of hyaluronan (e.g., varied molecular weight fractions) in powders, solutions and gels, and in a variety of bulk and single-use finished packages. The Hyaluronan Division is continuously conducting development work relating to the techniques utilized in hyaluronan manufacturing. Such development activity is designed to improve production efficiencies and expand the Company's capabilities to achieve a wider range of hyaluronan product specifications. The Company's specialized fluid handling and aseptic packaging capabilities also provide the opportunity for the Company to offer contract packaging for other technically challenging non-hyaluronan fluids.

    In anticipation of significant commercial demand for hyaluronan products, specifically INTERGEL Solution, the Company has expanded its warehouse and distribution capabilities and its aseptic formulation and packaging facilities for finished products. The scale-up of the aseptic operations requires the purchase and validation of additional equipment and training of additional personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

    The Company purchases raw materials for its production of hyaluronan and hydroxylapatite from outside vendors. While these materials are available from a variety of sources, the Company principally uses limited sources for some of its key materials to better monitor quality and achieve cost efficiencies. Wright Medical, Inc. exclusively supplies the key raw material for CAPSET Barrier. The Company believes Wright Medical is able to provide adequate amounts of the raw materials for CAPSET Barrier. The Company utilizes a supply agreement with Bridger Biomed, Inc. to supply the TefGen Regenerative Membrane product line.

Competition

    The competitors of the Company include major chemical, dental, medical, and pharmaceutical companies, as well as smaller specialized firms. Many of these companies have significantly greater financial, manufacturing, marketing, and research and development resources than the Company.

Hyaluronan Products

    A number of companies produce hyaluronan products and thus directly or indirectly compete with Lifecore or its corporate partners. Several companies are pursuing anti-adhesion product development, including Alliance Pharmaceuticals, Inc., Anika Therapeutics, Inc., Biomatrix, Inc., Focal, Inc., Genzyme Corporation ("Genzyme"), Gliatech, Inc., Life Medical Sciences, Osteotech, and W.L. Gore & Associates, Inc. Genzyme is developing hyaluronan-based formulations for surgical anti-adhesion applications that could compete with the Company's INTERGEL Solution product, if and when cleared for marketing by the FDA. If the products obtain commercial acceptance the Company's prospects for INTERGEL Solution, if and when approved, may be adversely affected.

    In addition to Genzyme several companies produce hyaluronan through a fermentation process including Bio-Technology General Corporation, Kyowa Hakko, Nippon, Seikagaku, and Miles Laboratories. Genzyme currently sells a high molecular weight fermentation version of hyaluronan to the Company's ophthalmic customer, Alcon, for use in its Provisc® solution. In addition, several companies manufacture hyaluronan by using rooster comb extraction methods. These companies primarily include Anika Therapeutics, Inc., Biomatrix, Inc., Chesapeake Biological Labs, Fidia SpA, and Pharmacia & Upjohn. The Company believes that its patented fermentation process may offer production and regulatory advantages over the traditional rooster comb extraction method. The Company's competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronan. These patents may cover the same applications as the Company's. Although there can be no assurance, the Company believes that it does not infringe the patents of its competitors. See "Patents and Proprietary Rights."

    The Company believes that competition in the ophthalmic and medical grade hyaluronan market is primarily based on product performance and manufacturing capacity, as well as product development capabilities. Future competition may be based on the existence of established supply relationships, regulatory approvals, intellectual property, and product price. After a manufacturer has taken a product through the FDA marketing approval process, a change in suppliers can involve significant cost and delay because significant manufacturing issues may be encountered and supplemental FDA review may be required.

Oral Restorative Products

    The dental implant market is also highly competitive. Major market competitors include Sulzer Calcitek, Inc., Paragon, Biomet, Inc., formerly Implant Innovations, Inc., Straumann AG and Nobel

Biocare AB. A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is based primarily on product performance and quality, strong sales support, and education.

    The Company believes that its broad product line facilitates the conversion of competitive implant users to a Lifecore system. In addition, the Company has developed several innovative education and marketing support programs which are designed to increase the client's implant business. The Company believes it has established a strong reputation for quality products due to its stringent design and inspection criteria. No assurance can be given, however, that the Company can effectively compete with other manufacturers of dental implant systems.

    The market for the Company's tissue regeneration products is also competitive. The major competitors include Biomet, Inc., W. L. Gore (GORE-TEX), and Sulzer Calcitek Inc. (Biomend). While the Company believes its product line and experienced sales representation are an advantage in this area, no assurance can be given that it can gain significant market share from its more established competitors.

Patents and Proprietary Rights

    The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a United States patent covering certain aspects of its hyaluronan fermentation process. The Company has also licensed a 1991 patent for the recombinant DNA encoding of hyaluronan synthase, exclusively in the United States and non-exclusively outside the United States. In August 1994, in connection with the ETHICON Agreement, the Company was assigned a pending patent covering the composition and use of INTERGEL Solution, with applications filed in the United States, Australia, Brazil, Canada, Europe, Greece, and Japan. Subsequently, the patent has been issued in Australia, Canada, Greece, Japan, and the United States. The Company also has a United States patent covering the processes used in the manufacture of hydroxylapatite and a second patent covering the hydroxylapatite product produced by that process. The Company licenses a patent covering the dental surgical use of calcium sulfate from Wright Medical, Inc. The Company also licenses patented technology used in the production of calcium sulfate from Wright Medical and the University of North Carolina. In conjunction with the purchase of the TefGen Regenerative Membrane product line, the Company obtained the rights to the patent for composition, manufacture and use of the nPTFE material. The Company has received a patent on its dental implant packaging and a patent on its SuperCAT™ Super Self-Tapping Dental Implant.

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

    The Company is aware that one or more of its competitors have obtained, or are attempting to obtain, patents covering fermentation and other processes for producing hyaluronan. Other patents have been, or may be, issued in the future in product areas of interest to the Company. Although the Company is not aware of any claims that its current or anticipated products infringe on patents held by others, no assurance can be given that there will not be an infringement claim against the Company in the future. The costs of any Company involvement in legal proceedings could be substantial, both in terms of legal costs and the time spent by management of the Company in connection with such proceedings. It is also possible that the Company, to manufacture and market some of its products, may be required to obtain additional licenses, which may require the payment of initial fees, minimum annual royalty fees and ongoing royalties on net sales. There can be no assurance that the Company would be able to license technology developed by others, on favorable terms or at all, that may be necessary for the manufacture and marketing of its products.

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

    Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment ("old devices") into one of three classes—Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification (the "510(k) Notification"), and adherence to FDA-mandated current QSR requirements for devices. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices that must receive a PMA from the FDA to ensure their safety and effectiveness. Ordinarily, a PMA requires the performance of at least two independent, statistically significant clinical trials that demonstrate the device's safety and effectiveness. Class III devices are generally life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 ("new devices") and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification. An old Class III device does not require a PMA unless and until the FDA issues a regulation requiring submission of a PMA application for the device.

    The FDA invariably requires clinical data for a PMA application and has the authority to require such data for a 510(k) Notification. If clinical data are necessary, the manufacturer or distributor is ordinarily required to obtain an IDE authorizing the conduct of human studies. Once in effect, an IDE permits evaluation of devices under controlled clinical conditions. After a clinical evaluation process, the resulting data may be included in a PMA application or a 510(k) Notification. The PMA may be approved, or the 510(k) Notification cleared by the FDA, only after a review process that may include requests for additional data, sometimes requiring further studies.

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

    Hyaluronan products are generally Class III devices. In cases where the Company is supplying hyaluronan to a corporate partner as a raw material or producing a finished product under a license for the partner, the corporate partner will be responsible for obtaining the appropriate FDA clearance or approval. Export of the Company's hyaluronan products generally requires approval of the importing country.

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

Product Liability

    Product liability claims may be asserted with respect to the Company's products. In addition, the Company may be subject to claims for products of its customers that incorporate Lifecore's materials. The Company maintains product liability insurance coverage of $1.0 million per claim, with an aggregate maximum of $2.0 million. The Company also carries a $10.0 million umbrella insurance policy that also covers product liability claims. Lifecore Biomedical SpA also carries product liability insurance in the amount of $1.0 million per claim with an aggregate maximum of $2.0 million. There can be no assurance that the Company will have sufficient resources to satisfy product claims if they exceed available insurance coverage.

Employees

    As of July 31, 2000, the Company employed 170 persons on a full-time basis, two part-time employees and five temporary employees. None of the Company's employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.

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

    Dennis J. Allingham.  Mr. Allingham was appointed Executive Vice President in November 1997. He has been Chief Financial Officer of the Company since January 1996. Mr. Allingham has also been General Manager of the Hyaluronan Division since November 1996 and General Manager of the Oral Restorative Division since November 1997. From June 1995 until January 1996, Mr. Allingham served as Senior Vice President and Chief Financial Officer of Premier Salons International, Inc., a leading private hair salon chain in North America. From June 1993 until May 1995, Mr. Allingham served as Executive Vice President, Chief Financial Officer and director of TitleWave Stores, Inc., a leading chain retailer of home entertainment software.

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

Item 3. Legal Proceedings

    In March 2000, the Company was served with a lawsuit by The Straumann Company alleging unfair competition and trade dress infringement surrounding the Company's STAGE-1 Single Stage Implant System. Straumann Company moved for a preliminary injunction, seeking a court order prohibiting Lifecore's continued sale of STAGE-1 Single Stage Implants. The federal court denied Straumann's motion, ruling that Straumann had failed to prove that the claimed "trade dress" was nonfunctional in nature. The Company believes the lawsuit is without merit and intends to vigorously defend this position.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 2000 and 1999 the range of high and low closing sale prices of the Common Stock on the Nasdaq National Market. These quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Fiscal year	Low	High
2000
First Quarter	$8 3/4	$13 3/4
Second Quarter	11 1/4	21 1/2
Third Quarter	6 3/4	23 3/4
Fourth Quarter	5 5/8	9 1/2
1999
First Quarter	$7 1/4	$17
Second Quarter	5 3/4	10 3/8
Third Quarter	8 9/16	14 1/2
Fourth Quarter	8 3/16	13 1/16

    The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance its business. The Company has a loan agreement that restricts its ability to pay dividends. See Note D to Consolidated Financial Statements.

    At July 31, 2000, the Company had 654 shareholders of record.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

    The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 2000 has been derived from the Company's Consolidated Financial Statements audited by Grant Thornton LLP, independent certified public accountants. Such data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended June 30,
	2000	1999	1998	1997	1996
Statements of Operations Data:
Net sales	$32,823	$27,321	$25,570	$18,913	$14,063
Costs of goods sold	17,618	10,768	10,941	9,052	9,173

Gross profit	15,205	16,553	14,629	9,861	4,890
Operating expenses
Research and development	4,213	3,557	4,940	3,703	2,699
Marketing and sales	7,907	7,164	6,889	5,464	4,356
General and administrative	3,847	3,534	3,345	2,986	2,861
Insurance proceeds, net	—	—	—	—	(754)

	15,967	14,255	15,174	12,153	9,162

Income (loss) from operations	(762)	2,298	(545)	(2,292)	(4,272)
Other income (expense)	(837)	(722)	778	1,259	272

Net income (loss)	$(1,599)	$1,576	$233	$(1,033)	$(4,000)

Net income (loss) per common share
Basic	$(.13)	$.13	$.02	$(.08)	$(.40)

Diluted	$(.13)	$.13	$.02	$(.08)	$(.40)

Weighted average common and common equivalent shares outstanding
Basic	12,489	12,398	12,269	12,179	10,114

Diluted	12,489	12,508	12,568	12,179	10,114

	As of June 30,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Working capital	$15,530	$16,649	$17,084	$26,848	$22,207
Total assets	65,788	68,797	66,948	65,509	64,429
Long-term obligations	6,477	6,720	6,658	7,596	7,193
Shareholders' equity	55,421	55,471	53,299	52,096	52,152

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The Company develops, manufactures and markets surgical devices through its Hyaluronan and the Oral Restorative Divisions.

    The Company has a number of relationships with corporate partners relating to the development and marketing of hyaluronan-based products for a variety of medical applications, as well as certain non-hyaluronan-based applications that utilize the Company's specialized manufacturing capabilities. Currently, the primary commercial application for the Company's hyaluronan is as a component in ophthalmic surgical products marketed by Alcon and Bausch & Lomb for cataract surgery. Sales to Alcon are made under a supply agreement that extends through December 31, 2000. The agreement contains minimum purchase requirements totaling $2.5 million in each of calendar years 1999 and 2000. The Company supplies Bausch & Lomb with aseptically packaged syringes under a supply agreement that extends through December 31, 2000. Bausch & Lomb is marketing the Company's product in Europe and is awaiting approval from the FDA on its PMA supplement for the Company's product in the United States. The Company does not expect the supply agreement with Bausch & Lomb to be renewed after December 31, 2000, although sales are scheduled to continue for an indefinite period on a non-contractual basis. Initial sales of INTERGEL Solution occurred during fiscal 1998, as GYNECARE, the women's healthcare division of ETHICON, INC. began marketing INTERGEL Solution in Europe. Sales of INTERGEL Solution in the United States are dependent upon Pre-Market Approval by the FDA.

    The Company's Oral Restorative Division markets a comprehensive line of titanium-based dental implants for tooth replacement therapy. The Oral Restorative Division also manufactures and markets synthetic bone graft substitute products for the restoration of bone tissue deterioration resulting from periodontal disease and tooth loss. The Oral Restorative Division also markets other products for the regeneration of bone and soft tissue. The Division's products are marketed in the United States through the Company's direct sales force; in Italy through the Company's subsidiary, Lifecore Biomedical SpA, in Germany through the Company's subsidiary, Lifecore Biomedical GmbH, in Scandinavia through a joint venture, Lifecore Biomedical AB, and in other countries through distributors.

Results of Operations

Year ended June 30, 2000 compared with year ended June 30, 1999

	Hyaluronan Division		Oral Restorative Division		Consolidated
	2000	1999	2000	1999	2000	1999
Net sales	$12,765,000	$8,190,000	$20,058,000	$19,131,000	$32,823,000	$27,321,000
Cost of goods sold	9,002,000	3,495,000	8,616,000	7,273,000	17,618,000	10,768,000

Gross profit	3,763,000	4,695,000	11,442,000	11,858,000	15,205,000	16,553,000
Operating expenses
Research and development	3,556,000	2,937,000	657,000	620,000	4,213,000	3,557,000
Marketing and sales	139,000	108,000	7,768,000	7,056,000	7,907,000	7,164,000
General and administrative	1,514,000	1,438,000	2,333,000	2,096,000	3,847,000	3,534,000

	5,209,000	4,483,000	10,758,000	9,772,000	15,967,000	14,255,000

Operating income (loss)	$(1,446,000)	$212,000	$684,000	$2,086,000	$(762,000)	$2,298,000

    Net Sales.  Net sales increased $5,502,000 or 20% in fiscal 2000 from fiscal 1999. Hyaluronan Division sales increased $4,575,000 or 56% while the Oral Restorative Division sales increased $927,000 or 5%.

    The increase in hyaluronan sales was due to higher sales of its ophthalmic products in fiscal 2000 compared to fiscal 1999. Sales to Alcon were $5,981,000 in fiscal 2000 compared with $2,740,000 for fiscal 1999. Ophthalmic product sales in fiscal 2000 increased 80% compared to fiscal 1999, primarily from Alcon. Sales to other Hyaluronan Division customers in fiscal 2000 increased 22% compared to fiscal 1999, primarily from increases in veterinary customer sales.

    Oral Restorative sales increased 5% to $20,058,000 in fiscal 2000 from $19,131,000 in fiscal 1999. Sales in the Domestic market increased, while sales to international markets decreased due to unfavorable economic conditions in many of the foreign locations in which the Company operates. The introduction of the STAGE-1 Single Stage Implant system in the U.S. market helped to increase sales in fiscal 2000. The STAGE-1 Single Stage Implant System was not introduced outside the U.S. until late in fiscal 2000.

    Gross profit.  Consolidated gross profit, as a percentage of net sales, decreased to 46% in fiscal 2000 from 61% in fiscal 1999. The gross profit for the Hyaluronan Division decreased to 29% in fiscal 2000 from 57% in fiscal 1999. Charges for unused capacity, associated with the Company's hyaluronan production as a result of an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA, were $3.2 million in fiscal 2000. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until marketing approval for INTERGEL Solution is achieved. Gross profit for the Oral Restorative Division decreased to 57% in fiscal 2000 from 62% in fiscal 1999. The decrease is the result of higher overhead expenses, mainly associated with the introduction of the STAGE-1 Single Stage Implant System, which was introduced domestically in September 1999.

    Research and development.  Research and development expenses increased $656,000 or 18% in fiscal 2000 from fiscal 1999. The increase resulted principally from increased costs associated with human clinical trials and the regulatory process with the FDA for INTERGEL Solution.

    Marketing and sales.  Marketing and sales expenses increased by $743,000 or 10% in fiscal 2000 from fiscal 1999. The increase in expenses occurred principally in the Oral Restorative Division. An increased commitment to training and technical support in the oral restorative market, resulted in customer training, seminar and trade show expenses being higher in fiscal 2000 compared to fiscal 1999. Marketing expenses for the introduction of the STAGE-1 Single Stage Implant System also contributed to the increased expense in the current year.

    General and administrative.  General and administrative expenses increased by $313,000 or 9% in fiscal 2000 from fiscal 1999. Amortization associated with the cost of acquiring the customer list from a former distributor in Spain in April 1999 and higher personnel related costs, including salaries and rising health insurance costs accounted for the increase.

    Other income (expense).  Interest expense was higher in fiscal 2000 compared to 1999 mainly from a higher level of borrowings on the line of credit in fiscal 2000. A lower level of cash available for investments in fiscal 2000 contributed to the decrease in interest income.

Year ended June 30, 1999 compared with year ended June 30, 1998

	Hyaluronan Division		Oral Restorative Division		Consolidated
	1999	1998	1999	1998	1999	1998
Net sales	$8,190,000	$9,720,000	$19,131,000	$15,850,000	$27,321,000	$25,570,000
Cost of goods sold	3,495,000	4,637,000	7,273,000	6,304,000	10,768,000	10,941,000

Gross profit	4,695,000	5,083,000	11,858,000	9,546,000	16,553,000	14,629,000
Operating expenses
Research and development	2,937,000	4,441,000	620,000	499,000	3,557,000	4,940,000
Marketing and sales	108,000	187,000	7,056,000	6,702,000	7,164,000	6,889,000
General and administrative	1,438,000	1,373,000	2,096,000	1,972,000	3,534,000	3,345,000

	4,483,000	6,001,000	9,772,000	9,173,000	14,255,000	15,174,000

Operating income (loss)	$212,000	$(918,000)	$2,086,000	$373,000	$2,298,000	$(545,000)

    Net Sales.  Net sales increased $1,751,000 or 7% in fiscal 1999 from fiscal 1998. Hyaluronan Division sales decreased $1,530,000 while the Oral Restorative Division sales increased $3,281,000 or 21%.

    The decrease in hyaluronan sales was due to lower sales of its ophthalmic products in fiscal 1999 compared to fiscal 1998. Sales to Alcon were $2,740,000 in fiscal 1999 compared with $4,761,000 for fiscal 1998. The decrease in ophthalmic product sales was partially offset by a 39% increase in sales to other Hyaluronan Division customers in fiscal 1999 compared to fiscal 1998.

    Oral Restorative sales increased 21% to $19,131,000 in fiscal 1999 from $15,850,000 in fiscal 1998. The increase primarily reflects the continued market acceptance of the Company's implant products which increased by 18% and the expanded product offerings in the tissue regeneration product line which increased 40% in fiscal 1999 from fiscal 1998.

    Gross profit.  Consolidated gross profit, as a percentage of net sales, increased to 61% in fiscal 1999 from 57% in fiscal 1998. Hyaluronan Division gross profit increased to 57% in fiscal 1999 from 52% in fiscal 1998. The increase resulted from the expanded utilization of the Company's aseptic and hyaluronan production capacity. Oral Restorative Division gross profit was 62% in fiscal 1999 and 60% in fiscal 1998. The increase in the gross profit was principally from spreading fixed expenses over increased oral restorative product sales and a slight change in the product mix to higher margin implants.

    Research and development.  Research and development expenses decreased $1,383,000 or 28% in fiscal 1999 from fiscal 1998. The decrease in fiscal 1999 was principally due to timing of costs associated with human clinical trials on INTERGEL Solution as the study enrollment ended for the laparotomy trial, but continues for the laparoscopy trial.

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

    For information regarding the Company's international sales and identifiable assets of each of its two business segments, see Note J to Consolidated Financial Statements.

Liquidity and Capital Resources

    Inventories consist mainly of finished hyaluronan powder and oral restorative products and related raw materials. The portion of finished hyaluronan inventory that is not expected to be consumed within the next twelve months is classified as long-term. The finished hyaluronan inventory is maintained in a frozen state and has a shelf life in excess of five years. Total inventory decreased slightly in fiscal 2000 as the Company shut down production of hyaluronan powder and INTERGEL Solution after the January 2000 FDA Advisory Panel meeting. Inventory increased $6,074,000 or 39% in fiscal 1999 from fiscal 1998 principally due to building of hyaluronan inventory levels in anticipation of the demand for INTERGEL Solution.

    While the Company had positive cash flow from operations in fiscal 2000, the Company had significant operating cash flow deficits in fiscal years 1999 and 1998. As the Hyaluronan Division's production levels increase, its related production efficiencies will increase. However, charges for unused capacity associated with the Company's hyaluronan production have negatively impacted operating results in the fiscal 2000. These charges are a result of an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until marketing approval for INTERGEL Solution is achieved. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased. The ongoing research, development and PMA process costs for INTERGEL Solution will continue for the foreseeable future.

    In March 2000, the Company issued an aggregate of 118,238 shares of common stock as payment for a $1,200,000 note payable, plus interest to Bridger Biomed, Inc. under the formula described in the note. Under the terms of the note payable entered into in May 1997, the Company had the right to choose whether it would pay the note in cash or the Company's common stock. The recipients of the shares exercised their right to have the shares registered for sale. A Registration Statement on Form S-3 was filed and declared effective by the Securities and Exchange Commission in March 2000.

    The loan agreement between the Company and the holder of the industrial development revenue bonds issued to finance the Company's Chaska, Minnesota facility was amended in June 2000 to waive the fixed charge coverage ratio and the cash flow coverage ratio through June 30, 2001. With respect to certain of these covenants, the Company may be required to obtain further waivers for fiscal 2002. There can be no assurance that future waivers will be granted to the Company.

    The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 9.50% and 7.75% at June 30, 2000 and 1999, respectively. The agreement has a maturity date of December 28, 2001. At June 30, 2000 there was no outstanding balance under this line of credit. At June 30, 1999, the Company there was $1,883,000 outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and an interest coverage ratio. At June 30, 2000, the Company was in compliance with all covenants.

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

    The Company's ability to generate positive cash flow from operations and achieve ongoing profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products and the early stage of certain of these markets. Similarly, expansion of the Company's Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. With the completion of the facility expansion, the Company expects its cash generated from anticipated operations and the availability of the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will attain and maintain positive cash flow before its capital resources are exhausted. While the Company's capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

Cautionary Statement

    Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, in the Letter to Shareholders contained in the Annual Report to Shareholders, in future filings by the Company with the Securities and Exchange Commission and in the Company's press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company's products, future product introductions, future capital needs and the Company's ability to successfully negotiate acceptable agreements with its corporate partners, including a new supply agreement with Alcon and Bausch and Lomb. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) uncertainty of successful development of the INTERGEL Solution, including the necessary PMA from the FDA, and of other new hyaluronan products; (ii) the Company's reliance on corporate partners to develop new products on a timely basis and to market the Company's existing and new hyaluronan products effectively; (iii) possible limitations on the Company's ability to meet anticipated significant commercial demand for INTERGEL Solution on a timely basis; (iv) the uncertainty of the possible outcome of the litigation with The Straumann Company regarding the STAGE-1 Single Stage Implant System, (v) intense competition in the markets for the Company's principal products and (vi) other factors discussed in the risk factors filed as Exhibit 99 to this Form 10-K. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

    The Company invests its excess cash in money market mutual funds and highly rated corporate debt securities. All investments are held-to-maturity. The market risk on such investments is minimal.

    Receivables from sales to foreign customers are denominated in U.S. Dollars. Transactions at the Company's foreign subsidiaries, Lifecore Biomedical SpA and Lifecore Biomedical GmbH, are in Italian Lira and Deutsche Marks, respectively. The Company has historically had minimal exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

    The Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

Item 8. Financial Statements and Supplementary Data

    The consolidated financial statements are listed under Item 14 of this report.

    Summarized unaudited quarterly financial data for 2000 and 1999 is as follows:

	Quarter
	First	Second	Third	Fourth
Year ended June 30, 2000
Net sales	$7,140,000	$8,527,000	$8,205,000	$8,951,000
Gross profit	4,177,000	4,611,000	3,025,000	3,392,000
Net income (loss)	114,000	388,000	(927,000)	(1,174,000)
Net income (loss) per share
Basic	$.01	$.03	$(.07)	$(.09)
Diluted	$.01	$.03	$(.07)	$(.09)
Weighted average common and common equivalent shares outstanding
Basic	12,417,832	12,424,252	12,497,650	12,606,076
Diluted	12,565,395	12,775,079	12,497,650	12,606,076
Year ended June 30, 1999
Net sales	$5,505,000	$6,881,000	$6,849,000	$8,086,000
Gross profit	3,168,000	4,189,000	4,168,000	5,028,000
Net income (loss)	(593,000)	450,000	570,000	1,149,000
Net income (loss) per share
Basic	$(.05)	$.04	$.05	$.09
Diluted	$(.05)	$.04	$.05	$.09
Weighted average common and common equivalent shares outstanding
Basic	12,362,441	12,402,230	12,405,051	12,415,204
Diluted	12,362,441	12,470,147	12,531,751	12,533,497

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information concerning director nominees is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders to be held November 16, 2000, which is incorporated herein by reference. See also "Executive Officers of the Registrant" in Item 1 above.

Item 11. Executive Compensation

    Information concerning executive compensation is set forth in the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Security ownership of certain owners and management is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Documents filed as part of the report

1.
Consolidated Financial Statements

Form 10-K Page Reference
	Report of Independent Certified Public Accountants	F-1
	Consolidated Balance Sheets—June 30, 2000 and 1999	F-2
	Consolidated Statements of Operations—years ended June 30, 2000, 1999 and 1998	F-4
	Consolidated Statements of Cash Flows—years ended June 30, 2000, 1999 and 1998	F-5
	Consolidated Statements of Shareholders' Equity—years ended June 30, 2000, 1999 and 1998	F-6
	Notes to Consolidated Financial Statements	F-7 through F-17
2.	Consolidated Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	S-1
  (b)
  Reports on Form 8-K

    None

  (c)
  Exhibits and Exhibit Index

Description
2.1	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (Pursuant to Rule 24b-2, certain portions of this Exhibit have been deleted and filed separately with the Commission) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)
3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)
3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company's Form 8-A Registration Statement dated May 31, 1996)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])
10.1	Loan Agreement dated as of September 1, 1990 between the City of Chaska and the Company (incorporated by reference from Exhibit 4.2 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990) as amended on June 10, 1991 and July 24, 1991 (incorporated by reference from Exhibit 10.2 to the Registrant's Amendment No. 1 to Form 1991 S-2 Registration Statement [File No. 33-41291]) as amended on August 3, 1992 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1992) as amended on July 28, 1994 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1994), as amended on July 27, 1995 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1995), as amended on July 8, 1996, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1996), as amended on July 1, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1997), as amended on June 5, 1998, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1998), as amended on June 10, 1999, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1999), as amended on June 8,2000, filed herewith

10.2	Trust Indenture dated as of September 1, 1990 from the City of Chaska to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.3 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)
10.3	Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of September 1, 1990 from the Company to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.4 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)
10.4	Contract for Private Redevelopment dated as of September 1, 1990 between the Company and Chaska Economic Development Authority (incorporated by reference from Exhibit 4.5 to the Registrant's Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)
10.5	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)
10.6*	Employment Agreement dated June 10, 1991 with James W. Bracke (incorporated by reference to Exhibit 10.11 to 1991 S-2 Registration Statement [File No. 33-41291]), as amended by letter agreement dated on August 14, 1995 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 1995), as amended by letter agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1997)
10.7	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)
10.8*	1987 Stock Option Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-26065])
10.9*	1987 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-19288])
10.10*	1990 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-32984])
10.11*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.12	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)
10.13*	1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement [File No. 333-18515])
10.14	Amendment No. 2 to Hyaluronan Purchase Agreement dated December 4, 1992 between Lifecore Biomedical, Inc. and Alcon Surgical, Inc. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 28 to Form 8-K dated December 4, 1992)
10.15	Amendment No. 3 to Hyaluronan Purchase Agreement dated May 12, 1993 between Lifecore Biomedical, Inc. and Alcon Surgical, Inc. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended June 30, 1993 as amended on Form 10-K/A dated December 15, 1994)
10.16	Letter Agreement dated October 28, 1992 between the Company and Bio-Interfaces, Inc. (incorporated by reference to Exhibit 28.1 to Form 8-K dated October 5, 1992)
10.17	Stock Purchase Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and Johnson and Johnson Development Corporation, (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended June 30, 1994)
10.18	Amendment No. 4 to Hyaluronan Purchase Agreement dated November 29, 1994, between Lifecore Biomedical, Inc. and Alcon Laboratories, Inc. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended December 31, 1994)
10.19	Supply Agreement dated December 7, 1994 between Lifecore Biomedical, Inc. and IOLAB Corporation (now Bausch & Lomb Surgical) (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended June 30, 1995)
10.20	Credit and Security Agreement, dated December 28, 1998, between the U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1998)
10.21	Amendment No. 1 to Credit and Security Agreement dated February 7, 2000 between U.S. Bank National Association and the Company, filed herewith
10.22	Amendment No. 2 to Credit and Security Agreement dated July 21, 2000 between U.S. Bank National Association and the Company, filed herewith
23.1	Consent of Grant Thornton LLP
27	Financial Data Schedule
99	Risk Factors

*
Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.
Dated: September 14, 2000	By:	/s/ JAMES W. BRACKE James W. Bracke, Ph.D. President, Chief Executive Officer and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Dated: September 14, 2000	By:	/s/ DENNIS J. ALLINGHAM Dennis J. Allingham Executive Vice President and Chief Financial Officer (principal financial officer)
Dated: September 14, 2000	By:	/s/ JAMES W. BRACKE James W. Bracke, Ph.D. President, Chief Executive Officer (principal executive officer), Secretary and Director
Dated: September 14, 2000	By:	/s/ ORWIN L. CARTER Orwin L. Carter Director
Dated: September 14, 2000	By:	/s/ JOAN L. GARDNER Joan L. Gardner Director
Dated: September 14, 2000	By:	Thomas H. Garrett Director

Dated: September 14, 2000	By:	/s/ JOHN C. HEINMILLER John C. Heinmiller Director
Dated: September 14, 2000	By:	/s/ RICHARD W. PERKINS Richard W. Perkins Director
Dated: September 14, 2000	By:	/s/ MARK T. SELLNOW Mark T. Sellnow Controller (principal accounting officer)

(This page has been left blank intentionally.)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
  Lifecore Biomedical, Inc.

    We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

    We have also audited Schedule II of Lifecore Biomedical, Inc. and subsidiaries for each of the three years in the period ended June 30, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                      /S/ GRANT THORNTON LLP

Minneapolis, Minnesota
July 26, 2000

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30,

	2000	1999

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,101,000	$544,000
Accounts receivable, less allowances	5,296,000	6,773,000
Inventories	12,290,000	15,446,000
Prepaid expenses	733,000	492,000

Total current assets	19,420,000	23,255,000
PROPERTY, PLANT AND EQUIPMENT—AT COST
Land	249,000	249,000
Building	23,921,000	23,890,000
Equipment	14,783,000	13,942,000
Land and building improvements	3,381,000	3,356,000

	42,334,000	41,437,000
Less accumulated depreciation	(11,982,000)	(9,454,000)

	30,352,000	31,983,000
OTHER ASSETS
Intangibles	5,286,000	5,951,000
Security deposits	847,000	841,000
Inventories	9,368,000	6,321,000
Other	515,000	446,000

	16,016,000	13,559,000

	$65,788,000	$68,797,000

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30,

	2000	1999

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$243,000	$1,458,000
Advance on line of credit	—	1,883,000
Accounts payable	2,230,000	1,613,000
Accrued compensation	768,000	777,000
Accrued expenses	347,000	875,000
Customers' deposits	302,000	—

Total current liabilities	3,890,000	6,606,000
LONG-TERM OBLIGATIONS	6,477,000	6,720,000
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS' EQUITY
Preferred stock—authorized, 25,000,000 shares of $1.00 stated value; none issued	—	—
Preferred stock, Series A Junior Participating—authorized, 500,000 shares of $1.00 par value; none issued	—	—
Common stock—authorized, 50,000,000 shares of $.01 stated value; issued and outstanding, 12,606,124 and 12,416,729 shares at June 30, 2000 and 1999	126,000	124,000
Additional paid-in capital	87,226,000	85,679,000
Accumulated deficit	(31,931,000)	(30,332,000)

	55,421,000	55,471,000

	$65,788,000	$68,797,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30,

	2000	1999	1998
Net sales	$32,823,000	$27,321,000	$25,570,000
Cost of goods sold	17,618,000	10,768,000	10,941,000

Gross profit	15,205,000	16,553,000	14,629,000
Operating expenses
Research and development	4,213,000	3,557,000	4,940,000
Marketing and sales	7,907,000	7,164,000	6,889,000
General and administrative	3,847,000	3,534,000	3,345,000

	15,967,000	14,255,000	15,174,000

Operating income (loss)	(762,000)	2,298,000	(545,000)
Other income (expense)
Interest income	86,000	190,000	900,000
Interest expense	(876,000)	(912,000)	(122,000)
Other	(47,000)	—	—

	(837,000)	(722,000)	778,000

NET INCOME (LOSS)	$(1,599,000)	$1,576,000	$233,000

Net income (loss) per common share
Basic	$(.13)	$.13	$.02

Diluted	$(.13)	$.13	$.02

Weighted average common and common equivalent shares outstanding
Basic	12,488,687	12,398,010	12,268,644

Diluted	12,488,687	12,508,069	12,568,215

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30,

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(1,599,000)	$1,576,000	$233,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,301,000	3,104,000	2,013,000
Allowance for doubtful accounts	(186,000)	26,000	60,000
Loss on sale of property, plant and equipment	14,000	—	—
Changes in operating assets and liabilities
Accounts receivable	1,619,000	(2,523,000)	123,000
Inventories	109,000	(6,074,000)	(5,414,000)
Prepaid expenses	(241,000)	11,000	929,000
Accounts payable	617,000	(2,170,000)	170,000
Accrued liabilities	(503,000)	242,000	189,000
Customers' deposits	302,000	—	—

Net cash provided by (used in) operating activities	3,433,000	(5,808,000)	(1,697,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,001,000)	(1,610,000)	(15,347,000)
Proceeds from sale of property, plant and equipment	15,000	—	—
Purchases of intangibles	(33,000)	(97,000)	(28,000)
Purchases of investments	—	(2,485,000)	(3,976,000)
Maturities of investments	—	6,438,000	20,613,000
Decrease (increase) in security deposits	(6,000)	7,000	(62,000)
Decrease (increase) in other assets	(69,000)	126,000	371,000

Net cash provided by (used in) investing activities	(1,094,000)	2,379,000	1,571,000
Cash flows from financing activities:
Payments of long-term obligations	(258,000)	(133,000)	(123,000)
Advance (payments) on line of credit	(1,883,000)	1,883,000	—
Proceeds from stock options exercised	359,000	131,000	970,000

Net cash provided by (used in) financing activities	(1,782,000)	1,881,000	847,000

Net increase (decrease) in cash and cash equivalents	557,000	(1,548,000)	721,000
Cash and cash equivalents at beginning of year	544,000	2,092,000	1,371,000

Cash and cash equivalents at end of year	$1,101,000	$544,000	$2,092,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$940,000	$726,000	$710,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit
Balances at July 1, 1997	12,222,722	$122,000	$84,115,000	$(32,141,000)
Exercise of stock options and employee stock purchase savings plan, net of 1,419 shares surrendered in payment	98,987	1,000	969,000	—
Net loss for the year ended June 30, 1998	—	—	—	233,000

Balances at June 30, 1998	12,321,709	123,000	85,084,000	(31,908,000)
Exercise of stock options and employee stock purchase savings plan	66,607	1,000	345,000	—
Issuance of common stock issued as payment of debt	28,413	—	250,000	—
Net income for the year ended June 30, 1999	—	—	—	1,576,000

Balances at June 30, 1999	12,416,729	124,000	85,679,000	(30,332,000)
Exercise of stock options and employee stock purchase savings plan, net of 4,000 shares surrendered in payment	71,157	1,000	462,000	—
Issuance of common stock issued as payment of debt	118,238	1,000	1,085,000	—
Net income for the year ended June 30, 2000	—	—	—	(1,599,000)

Balances at June 30, 2000	12,606,124	$126,000	$87,226,000	$(31,931,000)

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Lifecore Biomedical, Inc. (the "Company"), manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company's manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through OEM and contract manufacturing alliances in the fields of general surgery, ophthalmology, veterinary and wound management. The Oral Restorative Division markets its products through direct sales in the United States, Italy and Germany and through distributors in other foreign countries.

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    A summary of significant accounting policies consistently applied in the preparation of the financial statements follows:

    1.  Consolidation  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Implant Support Systems, Inc., Lifecore Biomedical SpA and Lifecore Biomedical GmbH. All intercompany balances and transactions have been eliminated in consolidation.

    2.  Cash and Cash Equivalents  The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 2000 and 1999, principally all of the Company's cash and cash equivalents were invested in a money market fund.

    3.  Accounts Receivable  The Company extends credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers. The Company's customers are located primarily throughout the United States, Europe, and South America. Accounts receivable balances from customers located in Europe and South America were 28% and 32% of total receivables at June 30, 2000 and 1999. The Company maintains allowances for potential credit losses, which were $186,000 and $372,000 at June 30, 2000 and 1999.

    4.  Inventories  Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist mainly of finished hyaluronan powder, aseptic units and oral restorative products and related raw materials. The portion of finished hyaluronan powder inventory not expected to be consumed within the next twelve months is classified as a long-term asset. The finished hyaluronan inventory is maintained in a frozen state and has a shelf life in excess of five years. Inventories consist of the following:

	As of June 30,
	2000	1999
Raw materials	$3,833,000	$3,847,000
Work-in-process	255,000	185,000
Finished goods	17,570,000	17,735,000

	$21,658,000	$21,767,000

    5.  Depreciation  Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Depreciation expense was approximately $2,603,000, $2,519,000 and $1,465,000 for the years ended June 30, 2000, 1999 and 1998. Lives used in straight-line depreciation for financial reporting purposes are as follows:

Number of years
Building	18-25
Equipment	3-15
Land and building improvements	18

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

    On an ongoing basis, the Company reviews the valuation and amortization of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. The cost of the technology and regulatory rights and the goodwill are being amortized on the straight-line method over 15 years, their estimated useful lives. The cost of the customer list is being amortized on the straight-line method over 5 years. Accumulated amortization of intangibles was $3,644,000 and $2,946,000 at June 30, 2000 and 1999.

    7.  Other Assets  Included within other assets are costs incurred to register patents and trademarks, which are capitalized as incurred. Amortization of these costs commences when the related patent or trademark is granted. The costs are amortized over the estimated useful life of the patent or trademark, not to exceed 17 years. Patents and trademarks consist of the following:

	As of June 30,
	2000	1999
Patents and trademarks	$333,000	$300,000
Less accumulated amortization	(144,000)	(126,000)

	$189,000	$174,000

    8.  Revenue Recognition and Product Warranty  The Company recognizes revenue when product is shipped or otherwise accepted by the customer. Under the terms of a contract covering sales of ophthalmic hyaluronan, the Company's product is under warranty against non-compliance with product specifications. A provision is made for the estimated cost of replacing or further processing any product not complying with the warranted product specifications.

    9.  Net Income (Loss) Per Common Share  The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the fiscal years ended June 30, 1999 and 1998, 110,059 and 299,571 shares of common stock equivalents were included in the computation of diluted net income per share. For the fiscal year ended June 30, 2000, the common share equivalents that would have been included in the computation of diluted net income per share were 177,558, had net income been achieved.

    Options to purchase 1,480,836, 1,359,943 and 283,125 shares of common stock with a weighted average exercise price of $16.52, $16.53 and $20.03 were outstanding at June 30, 2000, 1999, and 1998, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

NOTE B—ACQUISITION OF TEFGEN REGENERATIVE MEMBRANE PRODUCT LINE

    In May 1997, the Company acquired the technology and regulatory rights in the TefGen membrane product line from Bridger Biomed, Inc. As consideration for the $2,400,000 acquisition price, the Company paid $800,000 in cash and issued a 6% note payable for $1,600,000 (see Note D). The agreement contained the option for the Company to satisfy the principal payments in cash or the Company's common stock. The Company exercised its option to make the July 1998 principal payment of $400,000 plus interest in the form of the Company's common stock, and accordingly, 28,413 shares of common stock were issued in July 1998 under the formula described in the note. The remaining $1,200,000 principal payment plus interest was paid in March 2000 through the issuance of 118,238 shares of common stock under the formula described in the note. The note was secured by the purchased assets. The cost of the technology and regulatory rights is being amortized on a straight-line basis over 15 years.

NOTE C—LINE OF CREDIT

    The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 9.50% and 7.75% at June 30, 2000, and 1999, respectively. The agreement has a maturity date of December 28, 2001. At June 30, 2000 there was no balance outstanding under this line of credit with $1,883,000 outstanding at June 30, 1999. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and an interest coverage ratio. At June 30, 2000, the Company was in compliance with all covenants.

NOTE D—LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following:

	As of June 30,
	2000	1999
Industrial development revenue bonds	$6,479,000	$6,579,000
Notes payable	205,000	1,520,000
Other	36,000	79,000

	6,720,000	8,178,000
Less current maturities	(243,000)	(1,458,000)

	$6,477,000	$6,720,000

Industrial Development Revenue Bonds

    In 1990, the Company completed a $7,000,000 transaction to finance its manufacturing and administrative facility through the issuance of 30-year industrial development revenue bonds by the municipality where the facility is located. The bonds are collateralized by a first mortgage on the facility and bear interest at 10.25%. The Company is required to make debt service payments on the bonds of approximately $775,000 per year through 2021. The payments are required to be made monthly to a sinking fund. At June 30, 2000 and 1999, the Company had approximately $700,000 on deposit with the bond trustee to cover the reserve fund requirement. The Company has the right to redeem the bonds commencing September 1, 1998 upon the payment of the outstanding principal balance plus accrued interest and a premium. The premium is 6% of the principal amount during the year commencing September 1, 2000 and declines during subsequent years.

    The terms of the loan agreement require the Company to comply with various financial covenants including minimum current ratio, fixed charges coverage and cash flow coverage requirements and maximum debt to net worth limitation. The fixed charges coverage and cash flow coverage requirements have been waived by the bondholder through fiscal 2001. The debt to net worth ratio covenant has the effect of restricting the payment of cash dividends or repurchases of common stock.

Notes Payable

    In May 1997, the Company issued a note payable for $1,600,000 as part of the consideration paid to the seller of the TefGen Regenerative Membrane product line (see Note B).

    In April 1999, the Company issued a non-interest bearing note payable in the amount of $375,000 to a former distributor in exchange for a customer list. A payment of $125,000 was made in March 2000. Payments of $125,000 are due in March 2001 and 2002. The Company is using an effective interest rate of 8% to impute interest on the note payable.

    The aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:

2000	$243,000
2001	228,000
2002	135,000
2003	145,000
2004	165,000
Thereafter	5,804,000

$6,720,000

    During the year ended June 30, 1998 the Company capitalized $691,000 of interest expense in conjunction with the facility expansion at its Chaska, Minnesota location.

NOTE E—CUSTOMERS' DEPOSITS

    In December 1999, the Company received a $5,000,000 cash advance from Alcon Laboratories, Inc. ("Alcon") against future contract purchases. As security for the cash advance, the Company granted Alcon a right to accelerate delivery of certain finished hyaluronan inventory limited to the amount that could be purchased by the outstanding cash advance based upon the contract price. At June 30, 2000, $302,000 of the cash advance remains outstanding.

NOTE F—INCOME TAXES

    Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Deferred tax assets (liabilities) consist of the following at June 30:

	2000	1999
Deferred tax assets
Net operating loss carryforward	$9,768,000	$9,572,000
Tax credit carryforward	428,000	428,000
Inventories	2,071,000	883,000
Other	250,000	289,000

Total deferred tax assets	12,517,000	11,172,000
Deferred tax liabilities
Depreciation	(1,059,000)	(1,430,000)
Customer list	(164,000)	—

Total deferred tax liabilities	(1,223,000)	(1,430,000)

Net deferred tax asset before valuation allowance	11,294,000	9,742,000
Valuation allowance	(11,294,000)	(9,742,000)

Net deferred tax asset	$—	$—

    At June 30, 2000, the Company had net operating loss carryforwards of approximately $23,100,000 for tax reporting purposes, which expire as follows:

2001	$1,641,000
2005 - 2018	21,459,000

    The Company also has general business credit carryforwards of approximately $254,000, which expire in 2000 through 2014.

    Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to income (loss) before income taxes are as follows for fiscal years ending June 30:

	2000	1999	1998
U.S. federal statutory rate	34.0%	34.0%	(34.0)%
Change in valuation allowance	(34.0)	(34.0)	34.0

	—	—	—

NOTE G—SHAREHOLDERS' EQUITY

Stock Option Plans

    The Company has three stock option plans. In November 1987, the shareholders adopted the 1987 Stock Plan (the "1987 Plan") to provide for options to be granted to certain eligible salaried employees and non-employee members of the Board of Directors. A total of 300,000 shares of common stock are reserved for issuance under the 1987 Plan. In November 1990, the shareholders adopted the 1990 Stock Plan (the "1990 Plan") to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1990 Plan. In November 1993, the 1990 Plan was amended to provide for a total of 1,000,000 shares of common stock reserved for issuance under the 1990 Plan. In November 1996, the shareholders adopted the 1996 Stock Plan (the "1996 Plan") to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1996 Plan. A total of 3,000,000 shares of common stock are reserved for issuance under the 1996 Plan. Options will be granted under all plans at exercise prices that are determined by a committee as appointed by the Board of Directors. Options granted to date under all plans have been at fair market value. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

    Option transactions under the 1987, 1990 and 1996 Stock Plans during the three years ended June 30, 2000 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 1, 1997	1,449,281	$13.63
Granted	334,000	19.24
Exercised	(89,225)	9.24
Canceled	(53,000)	15.98

Outstanding at June 30, 1998	1,641,056	14.83
Granted	332,000	9.23
Exercised	(61,680)	4.88
Canceled	(48,375)	15.78

Outstanding at June 30, 1999	1,863,001	14.12
Granted	416,000	13.13
Exercised	(60,857)	7.06
Canceled	(66,750)	13.96

Outstanding at June 30, 2000	2,151,394	$14.03

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30:
2000	1,258,517	$14.18
1999	998,668	13.79
1998	762,723	12.28

    The following tables summarizes information concerning currently outstanding and exercisable stock options:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.63 - 3.94	37,483	2.0 years	$3.39
3.95 - 5.91	49,400	3.7 years	5.40
5.92 - 8.86	265,625	7.4 years	8.25
8.87 - 13.29	399,300	6.4 years	10.37
13.30 - 19.93	1,294,461	6.7 years	16.39
19.94 - 24.00	105,125	6.2 years	21.38

	2,151,394

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$2.63 - 3.94	37,483	$3.39
3.95 - 5.91	49,400	5.40
5.92 - 8.86	102,748	7.80
8.87 - 13.29	230,925	10.56
13.30 - 19.93	787,086	16.69
19.94 - 24.00	50,875	21.29

	1,258,517

    The weighted average fair value of options granted in 2000, 1999 and 1998 was $10.70, $6.10 and $12.61 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: no dividend yield; risk-free rate of return of 6%; volatility of 98.7%, 66.4% and 66.2%; and an average term of 6.0 years, 6.0 years and 6.0 years. The Company's 1999 proforma net income and basic net income per share would have been $199,000 and $.02 and the 2000 and 1998 proforma net loss and basic net loss per share would have been $3,324,000 and $1,559,000 or $.27 and $.13 per share had the fair value method been used for valuing options granted during 1999, 2000 and 1998. These effects may not be representative of the future effects of applying the fair value method.

Employee Stock Purchase Savings Plan

    The 1990 Employee Stock Purchase Savings Plan ("ESPSP") provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the anniversary date of such plan's commencement or the termination date of the plan, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan year to purchase the stock. Since inception of the ESPSP a total of 117,139 shares have been issued, including 14,050 shares for approximately $115,000 in 2000, 4,227 shares for approximately $37,000 in 1999 and 10,931 shares for approximately $168,000 during 1998. At June 30, 2000, the Company had 32,861 shares reserved for future issuance under the ESPSP.

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

    In the event that the Rights become exercisable, each Right will entitle the holder to purchase, at the exercise price, common stock with a market value equal to twice the exercise price and, should the Company be acquired, each Right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Rights that are owned by the acquiring person would become void. In certain specified instances, the Company may redeem the Rights. If not redeemed, they would expire on June 15, 2006.

NOTE H—COMMITMENTS AND CONTINGENCIES

Royalty Agreements

    The Company has entered into agreements that provide for royalty payments based on a percentage of net sales of certain products. Royalty expense under these agreements was $176,000, $256,000 and $191,000 for the years ended June 30, 2000, 1999 and 1998.

Severance Agreements

    The Company has an agreement with each officer that provides severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum contingent liability under these agreements at June 30, 2000 is approximately $1,350,000.

NOTE I—EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) profit sharing plan for eligible employees. The Company, at the discretion of the Board of Directors, may set a matching percentage that is proportionate to the amount of the employees' elective contributions each year. During the year ended June 30, 2000, the Board of Directors authorized a company matching contribution to the plan of $60,877. During the years ended June 30, 1999 and 1998, there were no Company contributions to the plan.

NOTE J—SEGMENT INFORMATION

    Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets, and other information.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J—SEGMENT INFORMATION (Continued)

    The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products in the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon under such agreements were 18%, 10% and 19% of total sales in 2000, 1999 and 1998. The Company's Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Italy and Germany and primarily through distributorship arrangements in other foreign locations. Sales to customers located principally in Europe and South America accounted for 37%, 36% and 35% of total Company sales during the years ended June 30, 2000, 1999 and 1998. The operations of the Company's Italian subsidiary, Lifecore Biomedical SpA, and the Company's German subsidiary, Lifecore Biomedical GmbH have not been material to the consolidated financial statements.

    Segment information for the Company is as follows:

	Years ended June 30,
	2000	1999	1998
Net sales
Hyaluronan products	$12,765,000	$8,190,000	$9,720,000
Oral restorative products	20,058,000	19,131,000	15,850,000

	$32,823,000	$27,321,000	$25,570,000

Income (loss) from operations
Hyaluronan products	$(1,446,000)	$212,000	$(918,000)
Oral restorative products	684,000	2,086,000	373,000

	$(762,000)	$2,298,000	$(545,000)

Capital expenditures
Hyaluronan products	$668,000	$1,373,000	$15,070,000
Oral restorative products	333,000	237,000	277,000

	$1,001,000	$1,610,000	$15,347,000

Depreciation and amortization expense
Hyaluronan products	$2,100,000	$2,281,000	$1,343,000
Oral restorative products	1,201,000	823,000	670,000

	$3,301,000	$3,104,000	$2,013,000

	Years ended June 30,
	2000	1999
Identifiable assets
Hyaluronan products	$50,003,000	$48,279,000
Oral restorative products	14,736,000	19,975,000
General corporate	1,049,000	543,000

	$65,788,000	$68,797,000

NOTE K—AGREEMENTS

    Lifecore and ETHICON have entered into a Conveyance, License, Development and Supply Agreement (the "ETHICON Agreement"). Additionally, Lifecore, ETHICON and JJDC, a subsidiary of Johnson & Johnson, have entered into a Stock Purchase Agreement.

    Under the terms of the ETHICON Agreement, ETHICON transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company's sodium hyaluronan material. The technology transferred to Lifecore includes written technical documents related to ETHICON's research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on INTERGEL™ Solution, a second generation hyaluronan-based product. Lifecore has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

    Under the terms of the Stock Purchase Agreement, JJDC purchased 757,396 unregistered shares of Lifecore common stock for total consideration of $4.0 million consisting of $2.6 million cash and $1.4 million conversion of a customer deposit from ETHICON held by Lifecore. Lifecore granted JJDC registration rights for these shares.

    The Company has made and continues to make a significant investment in the development and testing of INTERGEL Adhesion Prevention Solution, a product designed to reduce the incidence of postsurgical adhesions. The Company submitted an application for FDA Pre-Market Approval ("PMA") in March 1999, which was accepted by the FDA in May 1999 for expedited review. In January 2000, an advisory panel to the FDA recommended to the FDA that INTERGEL Solution not be approved for use in the United States. After consulting with the FDA, the Company prepared and submitted an amendment to the existing PMA in June 2000 to address concerns raised by the advisory panel. However, even if the Company receives approval from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company's operations.

NOTE L—LEGAL PROCEEDINGS

    The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

NOTE M—RECLASSIFICATIONS

    Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Lifecore Biomedical, Inc. and Subsidiaries

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Column A	Column B	Column C				Column E
				Column D
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts			Balance at End of Period
Description				Deductions
Year ended June 30, 2000
Accounts receivable allowance	$372,000	$110,000	$—	$(296,000	)(A)	$186,000
Year ended June 30, 1999
Accounts receivable allowance	346,000	63,000	—	(37,000	)(A)	372,000
Year ended June 30, 1998
Accounts receivable allowance	286,000	63,000	—	(3,000	)(A)	346,000

(A)
Deductions represent accounts receivable balances written-off during the year.

S-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
SELECTED CONSOLIDATED FINANCIAL DATA (In thousands, except per share amounts)
PART III
PART IV
SIGNATURES
Options Outstanding
Options Exercisable
Lifecore Biomedical, Inc. and Subsidiaries
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS