Form 10-Q
period 2000-09-30
LIFECORE BIOMEDICAL INC
filed 2000-11-03
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

For the quarterly period ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number 0-4136

Lifecore Biomedical, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0948334

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3515 Lyman Boulevard Chaska, Minnesota	55318

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 952-368-4300

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

The number of shares outstanding of the registrant’s Common Stock, $.01 per value, as of October 16, 2000 was 12,619,574 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets at

	September 30, 2000 and June 30, 2000	3

	Consolidated Condensed Statements of Operations for Three Months Ended September 30, 2000 and 1999	4

	Consolidated Condensed Statements of Cash Flows for Three Months Ended September 30, 2000 and 1999	5

	Notes to Consolidated Condensed Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	9-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Part II	Other Information

Item 6.	a. Exhibit Index	13

	b. Reports on Form 8-K	13

Signatures		14

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2000	2000

ASSETS
Current assets Cash and cash equivalents	$273,000	$1,101,000

Accounts receivable, less allowances	5,770,000	5,296,000

Inventories	11,765,000	12,290,000

Prepaid expenses	738,000	733,000

	18,546,000	19,420,000

Property, plant and equipment Land, building and equipment	42,462,000	42,334,000

Less accumulated depreciation	(12,596,000)	(11,982,000)

	29,866,000	30,352,000

Other assets Intangibles	5,119,000	5,286,000

Security deposits	863,000	847,000

Inventories	9,368,000	9,368,000

Other	461,000	515,000

	15,811,000	16,016,000

	$64,223,000	$65,788,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities Current maturities of long-term obligations	$243,000	$243,000

Accounts payable	1,578,000	2,230,000

Accrued compensation	881,000	768,000

Accrued expenses	212,000	347,000

Customers’ deposits	—	302,000

	2,914,000	3,890,000

Long-term obligations	6,449,000	6,477,000

Shareholders’ equity	54,860,000	55,421,000

	$64,223,000	$65,788,000

See accompanying notes to consolidated condensed financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	September 30,

	2000	1999

Net sales	$7,896,000	$7,140,000

Cost of goods sold	4,168,000	2,963,000

Gross profit	3,728,000	4,177,000

Operating expenses

Research and development	942,000	1,070,000

Marketing and sales	2,083,000	1,829,000

General and administrative	1,102,000	932,000

	4,127,000	3,831,000

Income (loss) from operations	(399,000)	346,000

Other income (expense)

Interest income	63,000	15,000

Interest expense	(216,000)	(227,000)

Other	(54,000)	(20,000)

	(207,000)	(232,000)

Net income (loss)	$(606,000)	$114,000

Net income (loss) per common share
Basic	$(.05)	$.01

Diluted	$(.05)	$.01

Weighted average shares outstanding
Basic	12,611,499	12,417,832

Diluted	12,611,499	12,565,395

See accompanying notes to consolidated condensed financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30,

	2000	1999

Cash flows from operating activities:

Net income (loss)	$(606,000)	$114,000

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	788,000	838,000

Allowance for doubtful accounts	7,000	10,000

Changes in operating assets and liabilities

Accounts receivable	(481,000)	914,000

Inventories	525,000	(2,011,000)

Prepaid expenses	(5,000)	(96,000)

Accounts payable	(652,000)	653,000

Accrued liabilities	(22,000)	(514,000)

Customers’ deposits	(302,000)	—

Net cash used in operating activities	(748,000)	(92,000)

Cash flows from investing activities:

Purchases of property, plant and equipment	(128,000)	(541,000)

Purchases of investments	(1,989,000)	—

Maturities of investments	1,989,000	—

Purchases of intangibles	(7,000)	(13,000)

Other	38,000	(42,000)

Net cash used in investing activities	(97,000)	(596,000)

Cash flows from financing activities:

Payments of long-term obligations	(28,000)	(25,000)

Advance on line of credit	—	524,000

Proceeds from stock issuance	45,000	9,000

Net cash provided by financing activities	17,000	508,000

Net decrease in cash and cash equivalents	(828,000)	(180,000)

Cash and cash equivalents at beginning of period	1,101,000	544,000

Cash and cash equivalents at end of period	$273,000	$364,000

Supplemental disclosure of cash flow information:

Cash paid during the period:

Interest	$190,000	$196,000

See accompanying notes to consolidated condensed financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2000

NOTE A — FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (the “Company”) manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through OEM and contract manufacturing alliances in the fields of general surgery, ophthalmology, veterinary and wound care management. The Oral Restorative Division markets its products through direct sales in the United States, Italy and Germany and through distributors in other foreign countries.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the three month periods ended September 30, 2000 and 1999. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited consolidated condensed balance sheet as of June 30, 2000 has been derived from audited financial statements as of that date.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic and oral restorative products. Inventories consist of the following:

	September 30,	June 30,
	2000	2000

	(Unaudited)
Raw materials	$3,899,000	$3,833,000

Work in process	196,000	255,000

Finished goods	17,038,000	17,570,000

	$21,133,000	$21,658,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont.)

September 30, 2000

NOTE C — AGREEMENTS

The Company and ETHICON, INC., a Johnson & Johnson Company (“ETHICON”), have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”). Under the terms of the ETHICON Agreement, ETHICON transferred to the Company its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to the Company includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. The Company has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on GYNECARE INTERGEL™ Adhesion Prevention Solution. The Company has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by the Company within defined fields of use.

The Company has made and continues to make a significant investment in the development and testing of GYNECARE INTERGEL™ Solution. The Company submitted an application for FDA Pre-Market Approval (“PMA”) in March 1999, which was accepted by the FDA in May 1999 for expedited review. In January 2000, an advisory panel to the FDA recommended to the FDA that GYNECARE INTERGEL™ Solution not be approved for use in the United States. After consulting with the FDA, the Company prepared and submitted an amendment to the existing PMA in June 2000 to address concerns raised by the advisory panel. However, even if the Company receives approval from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

NOTE D — LINE OF CREDIT

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 9.5% at September 30, 2000 and June 30, 2000. The agreement has a maturity date of December 28, 2001. At September 30, 2000 and June 30, 2000, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and a fixed charge coverage ratio. At September 30, 2000 and June 30, 2000, the Company was in compliance with all covenants.

NOTE E — NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended September 30, 1999, 147,563 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont.)

September 30, 2000

ended September 30, 2000 the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months ended September 30, 2000, the common share equivalents that would have been included in the computation of diluted net income per share were 34,714.

Options to purchase 2,093,711 and 1,301,318 shares of common stock with a weighted average exercise price of $14.31 and $16.82 were outstanding at September 30, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares on such dates.

NOTE F — SEGMENT INFORMATION

The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon Laboratories under such agreements were 19% and 17% of total sales in the three months ended September 30, 2000 and 1999. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Italy and Germany and primarily through distributorship arrangements in other foreign locations. The operations of the Company’s Italian subsidiary, Lifecore Biomedical SpA, and the Company’s German subsidiary, Lifecore Biomedical GmbH have not been material to the consolidated financial statements.

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2000. Segment information for sales and income (loss) from operations are as follows:

	Quarter ended September 30,

	2000	1999

Net sales
Hyaluronan products	$3,415,000	$2,833,000

Oral restorative products	4,481,000	4,307,000

	$7,896,000	$7,140,000

Income (loss) from operations
Hyaluronan products	$1,000	$305,000

Oral restorative products	(400,000)	41,000

	$(399,000)	$346,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

	Hyaluronan		Oral Restorative
(Unaudited)	Division		Division		Consolidated

	2000	1999	2000	1999	2000	1999

Net sales	$3,415,000	$2,833,000	$4,481,000	$4,307,000	$7,896,000	$7,140,000

Cost of goods sold	2,269,000	1,218,000	1,899,000	1,745,000	4,168,000	2,963,000

Gross profit	1,146,000	1,615,000	2,582,000	2,562,000	3,728,000	4,177,000

Operating expenses Research and development	699,000	916,000	243,000	154,000	942,000	1,070,000

Marketing and sales	42,000	41,000	2,041,000	1,788,000	2,083,000	1,829,000

General and administrative	404,000	353,000	698,000	579,000	1,102,000	932,000

	1,145,000	1,310,000	2,982,000	2,521,000	4,127,000	3,831,000

Income (loss) from operations	$1,000	$305,000	$(400,000)	$41,000	$(399,000)	$346,000

Net sales for the quarter ended September 30, 2000 increased $756,000 or 11% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $582,000 as compared to the same quarter of last fiscal year. The sales increase was from higher ophthalmic and contract aseptic revenues in the current year. Oral restorative product sales for the current quarter increased 4% compared to the same quarter of last fiscal year. An 11% International sales increase of oral restorative products was offset by flat Domestic sales. Domestic oral restorative sales were flat in the current quarter due to reduced regeneration product sales. The Company ceased distribution of LifeCell Corporation’s AlloDerm® Acellular Dermal Graft as of July 31, 2000. Exclusive of AlloDerm® Graft product line sales in the current quarter and the year ago quarter, Domestic oral restorative sales would have increased by 12%.

Consolidated gross margin decreased to 47% for the current quarter from 59% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division decreased to 34% from 57% due to unabsorbed excess capacity costs associated with decreased hyaluronan production. That production has been slowed due to unexpected delays in the FDA review process of GYNECARE INTERGEL™ Solution for U.S. distribution. The gross margin for the Oral Restorative Division decreased to 58% for the current quarter from 59% for the same quarter of last fiscal year. The decrease is the result of higher overhead expenses in the current quarter compared to last fiscal year.

Research and development expenses decreased $128,000 or 12% for the current quarter as compared to the same quarter of last fiscal year. The decreased costs resulted principally from the ending of laparoscopy clinical trials on GYNECARE INTERGEL™ Solution and the timing of the PMA

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

process. The decreases were partially offset by increased development activities in the Oral Restorative Division.

Marketing and sales expenses increased $254,000 or 14% for the current quarter as compared to the same quarter of last fiscal year due to promotion of new products and costs associated with international expansion.

General and administrative expenses increased $170,000 or 18% principally from costs associated with operating Lifecore Germany and higher legal and insurance expenses in the current quarter as compared to the same quarter of last fiscal year.

Net other expense decreased $25,000 for the current quarter as compared to the same quarter of last fiscal year. The $48,000 increase in interest income results from a higher average amount of cash to invest than in the same quarter of last fiscal year. Interest expense decreased $11,000 for the current quarter principally due to lower average borrowings as compared to the same quarter of last fiscal year. Other expense increased $34,000 for the current quarter as compared to the same quarter of last fiscal year.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2000 contains a detailed discussion of Lifecore’s liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 2000 Form 10-K.

While the Company had positive cash flow from operations in fiscal 2000, the Company had significant operating cash flow deficits in fiscal years 1999 and 1998. As the Hyaluronan Division’s production levels increase, its related production efficiencies will increase. However, charges for unabsorbed overhead costs associated with the Company’s hyaluronan production have negatively impacted operating results in the current quarter. These charges are a result of an unanticipated delay by the FDA in the review process for GYNECARE INTERGEL™ Solution marketing approval in the U.S. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until marketing approval for GYNECARE INTERGEL™ Solution is achieved. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased. The ongoing research, development and PMA process costs for GYNECARE INTERGEL™ Solution will continue for the foreseeable future.

The loan agreement between the Company and the holder of the industrial development revenue bonds issued to finance the Company’s Chaska, Minnesota facility was amended in June 2000 to waive the fixed charge coverage ratio and the cash flow coverage ratio through June 30, 2001. With respect to certain of these covenants, the Company may be required to obtain further waivers for fiscal 2002. There can be no assurance that future waivers will be granted to the Company.

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 9.5% at September 30, 2000 and June 30, 2000. At September 30, 2000 and June 30, 2000, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and a fixed charge

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

coverage ratio. At September 30, 2000 and June 30, 2000, the Company was in compliance with all covenants. The agreement has a maturity date of December 28, 2001.

The Company’s ability to generate positive cash flow from operations and achieve profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products and the early stage of certain of these markets. Similarly, expansion of the Company’s Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. The Company expects its cash generated from anticipated operations and the availability of the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will attain and maintain positive cash flow before its capital resources are exhausted. While the Company’s capital resources appear adequate today, unforeseen events, prior to achieving and maintaining positive cash flow, could require additional financing. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

Cautionary Statement

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Statements that imply continued financial improvement and the timing or outcome of the FDA review process for GYNECARE INTERGEL™ Solution are subject to change. Because of numerous risks and uncertainties in the regulatory aspects of Lifecore’s business activity, actual results may differ materially from those implied. Investors are referred to a more detailed discussion of those risks presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company invests its excess cash in money market mutual funds and highly rated corporate debt securities. All investments are held-to-maturity. The market risk on such investments is minimal.

Receivables from sales to foreign customers are denominated in U.S. Dollars. Transactions at the Company’s foreign subsidiaries, Lifecore Biomedical SpA and Lifecore Biomedical GmbH, are in Italian Lira and Deutsche Marks, respectively. The Company has historically had minimal exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

The Company’s outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company’s long-term debt.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits and Exhibit Index

	3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2, (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

	3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

	3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

	4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

	27	Financial Data Schedule

b.	Reports on Form 8-K

None

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated:	November 3, 2000	/s/ James W. Bracke

James W. Bracke President & Chief Executive Officer

Dated:	November 3, 2000	/s/ Dennis J. Allingham

Dennis J. Allingham Executive Vice President & Chief Financial Officer (Principal Financial Officer)