Form 10-Q
period 2000-12-31
LIFECORE BIOMEDICAL INC
filed 2001-01-31
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000

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

Yes      No

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of January 24, 2001 was 12,628,574 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q
INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at
	December 31, 2000 and June 30, 2000	3

	Condensed Consolidated Statements of Operations for Three
	Months and Six Months Ended December 31, 2000 and 1999	4

	Condensed Consolidated Statements of Cash Flows for
	Six Months Ended December 31, 2000 and 1999	5

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Results of
	Operations and Financial Condition	9-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Part II.	Other Information

Item 6.	a. Exhibit Index	14

	b. Reports on Form 8-K	14

Signatures		15

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2000	2000

ASSETS

Current assets
Cash and cash equivalents	$1,245,000	$1,101,000

Accounts receivable	6,322,000	5,296,000

Inventories	9,996,000	12,290,000

Prepaid expenses	760,000	733,000

	18,323,000	19,420,000

Property, plant and equipment
Land, building and equipment	42,745,000	42,334,000

Less accumulated depreciation	(13,295,000)	(11,982,000)

	29,450,000	30,352,000

Other assets
Intangibles	4,951,000	5,286,000

Security deposits	878,000	847,000

Inventories	9,368,000	9,368,000

Other	484,000	515,000

	15,681,000	16,016,000

	$63,454,000	$65,788,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term obligations	$231,000	$243,000

Accounts payable	1,421,000	2,230,000

Accrued compensation	739,000	768,000

Accrued expenses	325,000	347,000

Customers’ deposits	—	302,000

	2,716,000	3,890,000

Long-term obligations	6,413,000	6,477,000

Shareholders’ equity	54,325,000	55,421,000

	$63,454,000	$65,788,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2000	1999	2000	1999

Net sales	$8,717,000	$8,527,000	$16,613,000	$15,667,000

Cost of goods sold	4,708,000	3,916,000	8,876,000	6,879,000

Gross profit	4,009,000	4,611,000	7,737,000	8,788,000

Operating expenses

Research and development	952,000	942,000	1,894,000	2,012,000

Marketing and sales	2,279,000	2,111,000	4,362,000	3,940,000

General and administrative	1,144,000	939,000	2,246,000	1,871,000

	4,375,000	3,992,000	8,502,000	7,823,000

Operating income (loss)	(366,000)	619,000	(765,000)	965,000

Other income (expense)

Interest income	65,000	8,000	128,000	23,000

Interest expense	(234,000)	(239,000)	(450,000)	(466,000)

Other	(26,000)	—	(80,000)	(20,000)

	(195,000)	(231,000)	(402,000)	(463,000)

Net income (loss)	$(561,000)	$388,000	$(1,167,000)	$502,000

Net income (loss) per share

Basic	$(.04)	$.03	$(.09)	$.04

Diluted	$(.04)	$.03	$(.09)	$.04

Weighted average

shares outstanding

Basic	12,622,249	12,424,252	12,616,874	12,421,042

Diluted	12,622,249	12,775,079	12,616,874	12,674,288

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,

	2000	1999

Cash flows from operating activities:

Net income (loss)	$(1,167,000)	$502,000

Adjustments to reconcile net income (loss) to net cash provided from operating activities:

Depreciation and amortization	1,662,000	1,686,000

Allowance for doubtful accounts	5,000	20,000

Changes in operating assets and liabilities

Accounts receivable	(1,031,000)	1,100,000

Inventories	2,294,000	(2,904,000)

Prepaid expenses	(27,000)	(234,000)

Accounts payable	(809,000)	223,000

Accrued liabilities	(51,000)	(672,000)

Customers’ deposits	(302,000)	3,770,000

Net cash provided from operating activities	574,000	3,491,000

Cash flows from investing activities:

Purchases of property, plant and equipment	(411,000)	(722,000)

Purchases of intangibles	(21,000)	(18,000)

Other	6,000	(64,000)

Net cash used in investing activities	(426,000)	(804,000)

Cash flows from financing activities:

Payment of long-term obligations	(76,000)	(71,000)

Net advances (payments) on line of credit	—	(1,883,000)

Proceeds from stock issuance	71,000	132,000

Net cash used in financing activities	(5,000)	(1,822,000)

Net increase in cash and cash equivalents	143,000	865,000

Cash and cash equivalents at beginning of period	1,101,000	544,000

Cash and cash equivalents at end of period	$1,245,000	$1,409,000

Supplemental disclosure of cash flow information:

Cash paid during the period:

Interest	$419,000	$425,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

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

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2000, and the results of operations and cash flows for the six month periods ended December 31, 2000 and 1999. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited consolidated condensed balance sheet as of June 30, 2000 has been derived from audited financial statements as of that date.

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

NOTE B — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic and oral restorative products. Inventories consist of the following:

	December 31,	June 30,
	2000	2000

	(Unaudited)

Raw materials	$3,372,000	$3,833,000

Work in progress	315,000	255,000

Finished goods	15,677,000	17,570,000

	$19,364,000	$21,658,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

December 31, 2000

NOTE C — AGREEMENTS

The Company and ETHICON, INC., a Johnson & Johnson Company (“ETHICON”), have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”). Under the terms of the ETHICON Agreement, ETHICON transferred to the Company its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to the Company includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. The Company has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on GYNECARE INTERGEL* Adhesion Prevention Solution. The Company has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by the Company within defined fields of use.

The Company has made and continues to make a significant investment in the development and testing of GYNECARE INTERGEL Solution. The Company submitted an application for FDA Pre-Market Approval (“PMA”) in March 1999, which was accepted by the FDA in May 1999 for expedited review. In January 2000, an advisory panel to the FDA recommended to the FDA that GYNECARE INTERGEL Solution not be approved for use in the United States. In June 2000, the Company filed a major amendment to the PMA to address the concerns raised at the January Panel meeting. After review of the amendment, FDA’s Office of Device Evaluation (“ODE”) determined that, while the results of clinical testing may appear to be encouraging, in their opinion there was not sufficient information to demonstrate reasonable assurance of safety and effectiveness. Thus, ODE concluded that the PMA is not approvable at this time and notified the Company of options for agency review of ODE’s determination.

The Company’s current PMA application remains open while it pursues the formal dispute resolution process outlined under the auspices of the FDA Modernization Act of 1997. The Company has petitioned the Office of Device Evaluation’s Ombudsman to appear before the Medical Devices Dispute Resolution Panel (“MDDRP”). The Company expects that the MDDRP will convene within the first half of calendar 2001 to make a determination and recommendation to the FDA’s Director of the Center for Devices and Radiological Health regarding GYNECARE INTERGEL Solution. However, even if the Company ultimately receives approval from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

NOTE D – LINE OF CREDIT

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 9.5% at December 31, 2000 and June 30, 2000. The agreement has a maturity date of December 28, 2001. At December 31, 2000 and June 30, 2000, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and a fixed charge coverage ratio. At December 31, 2000 and June 30, 2000, the Company was in compliance with all covenants.

* Trademark of ETHICON, INC.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

December 31, 2000

NOTE E – NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended December 31, 1999 and the six months ended December 31, 1999, 350,827 and 253,246 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months ended December 31, 2000 and the six months ended December 31, 2000, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months ended December 31, 2000 and the six months ended December 31, 2000, 13,951 and 21,067 common share equivalents would have been included in the computation of diluted net income per share.

Options to purchase 2,660,390 and 1,440,318 shares of common stock with a weighted average exercise price of $12.85 and $16.69 were outstanding at December 31, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares on such dates.

NOTE F – SEGMENT INFORMATION

The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon Laboratories under such agreements were 20% and 16% of total sales in the six months ended December 31, 2000 and 1999. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Italy and Germany and primarily through distributorship arrangements in other foreign locations. The operations of the Company’s Italian subsidiary, Lifecore Biomedical SpA, and the Company’s German subsidiary, Lifecore Biomedical GmbH have not been material to the consolidated financial statements.

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2000. Segment information for sales and income (loss) from operations are as follows:

	Three months ended December 31,		Six months ended December 31,

	2000	1999	2000	1999

Net sales

Hyaluronan products	$3,800,000	$3,407,000	$7,215,000	$6,240,000

Oral restorative products	4,917,000	5,120,000	9,398,000	9,427,000

	$8,717,000	$8,527,000	$16,613,000	$15,667,000

Income (loss) from operations

Hyaluronan products	$(44,000)	$569,000	$(43,000)	$874,000

Oral restorative products	(322,000)	50,000	(722,000)	91,000

	$(366,000)	$619,000	$(765,000)	$965,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

	Hyaluronan		Oral Restorative
(Unaudited)	Division		Division		Consolidated

	2000	1999	2000	1999	2000	1999

Net sales	$3,800,000	$3,407,000	$4,917,000	$5,120,000	$8,717,000	$8,527,000

Cost of goods sold	2,665,000	1,664,000	2,043,000	2,252,000	4,708,000	3,916,000

Gross profit	1,135,000	1,743,000	2,874,000	2,868,000	4,009,000	4,611,000

Operating expenses

Research and development	696,000	773,000	256,000	169,000	952,000	942,000

Marketing and sales	54,000	34,000	2,225,000	2,077,000	2,279,000	2,111,000

General and administrative	429,000	367,000	715,000	572,000	1,144,000	939,000

	1,179,000	1,174,000	3,196,000	2,818,000	4,375,000	3,992,000

Operating income (loss)	$(44,000)	$569,000	$(322,000)	$50,000	$(366,000)	$619,000

Net sales for the quarter ended December 31, 2000 increased $190,000 or 2% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $393,000 as compared to the same quarter of last fiscal year. The sales increase was from higher ophthalmic revenues compared to the prior year. Oral restorative product sales for the current quarter decreased 4% compared to the same quarter of last fiscal year. A 9% International sales increase of oral restorative products was offset by an 11% decrease in Domestic sales. The Domestic oral restorative sales decrease in the current quarter was due to reduced regeneration product sales. The Company ceased distribution of LifeCell Corporation’s AlloDerm® Acellular Dermal Graft as of July 31, 2000. Exclusive of AlloDerm® Graft product line sales in the current quarter and the year ago quarter, Domestic oral restorative sales increased by 3%.

Consolidated gross margin decreased to 46% for the current quarter from 54% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division decreased to 30% from 51% due to unabsorbed excess capacity costs associated with decreased hyaluronan production. That production has been slowed due to unexpected delays in the FDA review process of GYNECARE INTERGEL Solution for U.S. distribution. The gross margin for the Oral Restorative Division increased to 58% for the current quarter from 56% for the same quarter of last fiscal year. The increase in gross margin can be attributed to the absence of the lower margin AlloDerm Graft product line sales in the current quarter compared to the same quarter of last fiscal year.

Marketing and sales expenses increased $168,000 or 8% in the current quarter as compared to the same quarter of last fiscal year due to promotion of new products, an increase in the Domestic sales personnel and costs associated with international expansion.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

General and administrative expenses increased $205,000 or 22% principally from costs associated with operating Lifecore Germany and higher legal and insurance expenses in the current quarter as compared to the same quarter of last fiscal year.

Net other expense decreased $36,000 for the current quarter as compared to the same quarter of last fiscal year. The $57,000 increase in interest income results from a higher average amount of cash to invest than in the same quarter of last fiscal year. Interest expense decreased $5,000 for the current quarter principally due to lower average borrowings as compared to the same quarter of last fiscal year. Other expense increased $26,000 for the current quarter as compared to the same quarter of last fiscal year.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31, 1999

	Hyaluronan		Oral Restorative
(Unaudited)	Division		Division		Consolidated

	2000	1999	2000	1999	2000	1999

Net sales	$7,215,000	$6,240,000	$9,398,000	$9,427,000	$16,613,000	$15,667,000

Cost of goods sold	4,934,000	2,882,000	3,942,000	3,997,000	8,876000	6,879,000

Gross profit	2,281,000	3,358,000	5,456,000	5,430,000	7,737,000	8,788,000

Operating expenses

Research and development	1,395,000	1,689,000	499,000	323,000	1,894,000	2,012,000

Marketing and sales	96,000	75,000	4,266,000	3,865,000	4,362,000	3,940,000

General and administrative	833,000	720,000	1,413,000	1,151,000	2,246,000	1,871,000

	2,324,000	2,484,000	6,178,000	5,339,000	8,502,000	7,823,000

Operating income (loss)	$(43,000)	$874,000	$(722,000)	$91,000	$(765,000)	$965,000

Net sales for the six months ended December 31, 2000 increased $946,000 or 6% as compared to the same period of last fiscal year. Hyaluronan product sales for the period increased $975,000 as compared to the same period of last fiscal year. The sales increase was the result of higher ophthalmic and contract aseptic revenues compared to the same period of last fiscal year. Oral restorative product sales for the current period were flat compared to the same period of last fiscal year. A 10% International sales increase of oral restorative products was offset by a 6% decrease in Domestic sales. The Domestic oral restorative sales decrease in the current period was due to reduced regeneration product sales. The Company ceased distribution of LifeCell Corporation’s AlloDerm® Acellular Dermal Graft as of July 31, 2000. Exclusive of AlloDerm® Graft product line sales in the current period and the year ago period, Domestic oral restorative sales increased by 8%.

Consolidated gross margin decreased to 47% for the current period from 56% for the same period of last fiscal year. The gross margin for the Hyaluronan Division decreased to 32% from 54% due to unabsorbed excess capacity costs associated with decreased hyaluronan production. That production has been slowed due to unexpected delays in the FDA review process of GYNECARE

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

INTERGEL Solution for U.S. distribution. The gross margin for the Oral Restorative Division was 58% for the current period and for the same period of last fiscal year.

Marketing and sales expenses increased $422,000 or 11% for the current period as compared to the same period of last fiscal year due to promotion of new products, an increase in the Domestic sales personnel and costs associated with international expansion.

General and administrative expenses increased $375,000 or 20% principally from costs associated with operating Lifecore Germany and higher legal and insurance expenses in the current period as compared to the same period of last fiscal year.

Net other expense decreased $61,000 for the current period as compared to the same period of last fiscal year. The $105,000 increase in interest income results from a higher average amount of cash to invest than in the same period of last fiscal year. Interest expense decreased $16,000 for the current period principally due to lower average borrowings as compared to the same period of last fiscal year. Other expense increased $60,000 for the current period as compared to the same period of last fiscal year.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2000 contains a detailed discussion of Lifecore’s liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 2000 Form 10-K.

While the Company had positive cash flow from operations in fiscal 2000, the Company had significant operating cash flow deficits in fiscal years 1999 and 1998. As the Hyaluronan Division’s production levels increase, its related production efficiencies will increase. However, charges for unabsorbed overhead costs associated with the Company’s hyaluronan production have negatively impacted operating results in the current quarter. These charges are a result of an unanticipated delay by the FDA in the review process for GYNECARE INTERGEL Solution marketing approval in the U.S. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until marketing approval for GYNECARE INTERGEL Solution is achieved and production levels increase. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased. The ongoing research, development and PMA process costs for GYNECARE INTERGEL Solution will continue for the foreseeable future.

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

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 9.5% at December 31, 2000 and June 30, 2000. At December 31, 2000 and June 30, 2000, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and a fixed charge

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

coverage ratio. At December 31, 2000 and June 30, 2000, the Company was in compliance with all covenants. The agreement has a maturity date of December 28, 2001.

The Company has made and continues to make a significant investment in the development and testing of GYNECARE INTERGEL Solution. The Company submitted an application for FDA Pre-Market Approval (“PMA”) in March 1999, which was accepted by the FDA in May 1999 for expedited review. In January 2000, an advisory panel to the FDA recommended to the FDA that GYNECARE INTERGEL Solution not be approved for use in the United States. In June 2000, the Company filed a major amendment to the PMA to address the concerns raised at the January Panel meeting. After review of the amendment, FDA’s Office of Device Evaluation (“ODE”) determined that, while the results of clinical testing may appear to be encouraging, in their opinion there was not sufficient information to demonstrate reasonable assurance of safety and effectiveness. Thus, ODE concluded that the PMA is not approvable at this time and notified the Company of options for agency review of ODE’s determination.

The Company’s current PMA application remains open while it pursues the formal dispute resolution process outlined under the auspices of the FDA Modernization Act of 1997. The Company has petitioned the Office of Device Evaluation’s Ombudsman to appear before the Medical Devices Dispute Resolution Panel (“MDDRP”). The Company expects that the MDDRP will convene within the first half of calendar 2001 to make a determination and recommendation to the FDA’s Director of the Center for Devices and Radiological Health regarding GYNECARE INTERGEL Solution. However, even if the Company ultimately receives approval from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

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

PART II — OTHER INFORMATION
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

LIFECORE BIOMEDICAL, INC

Dated: January 31, 2001	/s/ James W. Bracke James W. Bracke President & Chief Executive Officer

Dated: January 31, 2001	/s/ Dennis J. Allingham Dennis J. Allingham Executive Vice President & Chief Financial Officer (Principal Financial Officer)