Form 10-Q
period 2001-03-31
LIFECORE BIOMEDICAL INC
filed 2001-05-14
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

Yes   X      No

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 11, 2001 was 12,655,875 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2001 and June 30, 2000	3

	Condensed Consolidated Statements of Operations for Three Months and Nine Months Ended March 31, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for Nine Months Ended March 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Part II	Other Information

Item 6.	a. Exhibits and Exhibit Index	15

	b. Reports on Form 8-K	15

Signatures		16

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$2,240,000	$1,101,000

Accounts receivable	6,136,000	5,296,000

Inventories	9,439,000	12,290,000

Prepaid expenses	763,000	733,000

	18,578,000	19,420,000

Property, plant and equipment

Land, building and equipment	42,842,000	42,334,000

Less accumulated depreciation	(13,967,000)	(11,982,000)

	28,875,000	30,352,000

Other assets

Intangibles	4,770,000	5,286,000

Security deposits	859,000	847,000

Inventories	9,368,000	9,368,000

Other	488,000	515,000

	15,485,000	16,016,000

	$62,938,000	$65,788,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Current maturities of long-term obligations	$222,000	$243,000

Accounts payable	1,423,000	2,230,000

Accrued compensation	998,000	768,000

Accrued expenses	274,000	347,000

Customers’ deposits	—	302,000

	2,917,000	3,890,000

Long-term obligations	6,287,000	6,477,000

Shareholders’ equity	53,734,000	55,421,000

	$62,938,000	$65,788,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I

ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

	2001	2000	2001	2000

Net sales	$8,627,000	$8,205,000	$25,240,000	$23,872,000

Cost of goods sold	4,432,000	5,180,000	13,308,000	12,059,000

Gross profit	4,195,000	3,025,000	11,932,000	11,813,000

Operating expenses

Research and development	1,211,000	1,064,000	3,105,000	3,076,000

Marketing and sales	2,327,000	1,857,000	6,689,000	5,797,000

General and administrative	1,129,000	857,000	3,375,000	2,728,000

	4,667,000	3,778,000	13,169,000	11,601,000

Operating income (loss)	(472,000)	(753,000)	(1,237,000)	212,000

Other income (expense)

Interest income	49,000	40,000	177,000	63,000

Interest expense	(178,000)	(192,000)	(628,000)	(658,000)

Other	(20,000)	(22,000)	(100,000)	(42,000)

	(149,000)	(174,000)	(551,000)	(637,000)

Net loss	$(621,000)	$(927,000)	$(1,788,000)	$(425,000)

Net loss per share

Basic	$(.05)	$(.07)	$(.14)	$(.03)

Diluted	$(.05)	$(.07)	$(.14)	$(.03)

Weighted average shares outstanding

Basic	12,626,257	12,497,650	12,622,034	12,449,843

Diluted	12,626,257	12,497,650	12,622,034	12,449,843

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(1,788,000)	$(425,000)

Adjustments to reconcile net loss to net cash provided from operating activities:

Depreciation and amortization	2,509,000	2,446,000

Allowance for doubtful accounts	(13,000)	30,000

Changes in operating assets and liabilities

Accounts receivable	(827,000)	1,491,000

Inventories	2,851,000	(1,885,000)

Prepaid expenses	(30,000)	(151,000)

Accounts payable	(807,000)	(55,000)

Accrued liabilities	157,000	(504,000)

Customers’ deposits	(302,000)	1,800,000

Net cash provided from operating activities	1,750,000	2,747,000

Cash flows from investing activities:

Purchases of property, plant and equipment	(508,000)	(807,000)

Purchases of intangibles	(21,000)	(24,000)

Other	28,000	(16,000)

Net cash used in investing activities	(501,000)	(847,000)

Cash flows from financing activities:

Payment of long-term obligations	(210,000)	(211,000)

Net payments on line of credit	—	(1,883,000)

Proceeds from stock issuance	100,000	352,000

Net cash used in financing activities	(110,000)	(1,742,000)

Net increase in cash and cash equivalents	1,139,000	158,000

Cash and cash equivalents at beginning of period	1,101,000	544,000

Cash and cash equivalents at end of period	$2,240,000	$702,000

Supplemental disclosure of cash flow information:

Cash paid during the period:

Interest	$625,000	$759,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

NOTE A —FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (the “Company”) produces biomaterials and medical devices for various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through OEM and contract manufacturing alliances in the fields of general surgery, ophthalmology, veterinary and wound care management. The Oral Restorative Division markets its products through direct sales in the United States, Italy and Germany and through distributors in other foreign countries.

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

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the nine month periods ended March 31, 2001 and 2000. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited consolidated condensed balance sheet as of June 30, 2000 has been derived from audited financial statements as of that date.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B —INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic and oral restorative products. Inventories consist of the following:

	March 31,	June 30,
	2001	2000

	(Unaudited)
Raw materials	$3,035,000	$3,833,000

Work in progress	425,000	255,000

Finished goods	15,347,000	17,570,000

	$18,807,000	$21,658,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

March 31, 2001

NOTE C —AGREEMENTS

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

The Company’s current PMA application remains open while it pursues the formal dispute resolution process outlined under the auspices of the FDA Modernization Act of 1997. The Company is scheduled to appear before the Medical Devices Dispute Resolution Panel (“MDDRP”) on June 4, 2001. That Panel is expected to make a determination and recommendation to the FDA’s Director of the Center for Devices and Radiological Health regarding GYNECARE INTERGEL Solution. However, even if the Company ultimately receives approval from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

NOTE D —LINE OF CREDIT

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 8.00% and 9.50% at March 31, 2001 and June 30, 2000, respectively. The agreement has a maturity date of December 28, 2001. At March 31, 2001 and June 30, 2000, there was no balance outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and fixed charge coverage ratio. At March 31, 2001 and June 30, 2000, the Company was in compliance with all covenants, except for the fixed charge coverage ratio at March 31, 2001, for which the bank issued a waiver of compliance.

*	Capitalized product names are trademarks of ETHICON, INC.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

March 31, 2001

NOTE E —NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months and nine months ended March 31, 2000, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months and nine months ended March 31, 2000, the common share equivalents that would have been included in the computation of diluted net income per share were 154,209 and 225,621. For the three months and nine months ended March 31, 2001, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months and the nine months ended March 31, 2001, the common share equivalents that would have been included in the computation of diluted net income per share were 6,874 and 29,107.

Options to purchase 2,689,466 and 1,465,086 shares of common stock with a weighted average exercise price of $12.75 and $16.65 were outstanding at March 31, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares on such dates.

NOTE F —SEGMENT INFORMATION

The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon Laboratories under such agreements were 19% of total sales in the nine months ended March 31, 2001 and 2000. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Italy and Germany and primarily through distributorship arrangements in other foreign locations. The operations of the Company’s Italian subsidiary, Lifecore Biomedical SpA, and the Company’s German subsidiary, Lifecore Biomedical GmbH have not been material to the consolidated financial statements.

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2000. Segment information for sales and income (loss) from operations are as follows:

	Three months ended March 31,		Nine months ended March 31,

	2001	2000	2001	2000

Net sales

Hyaluronan products	$3,343,000	$3,073,000	$10,558,000	$9,313,000

Oral restorative products	5,284,000	5,132,000	14,682,000	14,559,000

	$8,627,000	$8,205,000	$25,240,000	$23,872,000

Income (loss) from operations

Hyaluronan products	$(439,000)	$(1,249,000)	$(482,000)	$(375,000)

Oral restorative products	(33,000)	496,000	(755,000)	587,000

	$(472,000)	$(753,000)	$(1,237,000)	$212,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

	Hyaluronan		Oral Restorative
(Unaudited)	Division		Division		Consolidated

	2001	2000	2001	2000	2001	2000

Net sales	$3,343,000	$3,073,000	$5,284,000	$5,132,000	$8,627,000	$8,205,000

Cost of goods sold	2,385,000	3,024,000	2,047,000	2,156,000	4,432,000	5,180,000

Gross profit	958,000	49,000	3,237,000	2,976,000	4,195,000	3,025,000

Operating expenses

Research and development	915,000	902,000	296,000	162,000	1,211,000	1,064,000

Marketing and sales	51,000	27,000	2,276,000	1,830,000	2,327,000	1,857,000

General and administrative	431,000	369,000	698,000	488,000	1,129,000	857,000

	1,397,000	1,298,000	3,270,000	2,480,000	4,667,000	3,778,000

Operating income (loss)	$(439,000)	$(1,249,000)	$(33,000)	$496,000	$(472,000)	$(753,000)

Net sales for the quarter ended March 31, 2001 increased $422,000 or 5% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $270,000 as compared to the same quarter of last fiscal year. The sales increase was from higher veterinary and orthopedic bone-regeneration hyaluronan revenues compared to the prior year. Oral restorative product sales for the current quarter increased 3% compared to the same quarter of last fiscal year. A 15% International sales increase of oral restorative products was offset by a 4% decrease in Domestic sales. The Domestic oral restorative sales decrease in the current quarter was due to reduced regeneration product sales. The Company ceased distribution of LifeCell Corporation’s AlloDerm(R) Acellular Dermal Graft as of July 31, 2000. Exclusive of AlloDerm(R) Graft product line sales in the current quarter and the year ago quarter, Domestic oral restorative sales increased by 17%.

Consolidated gross margin increased to 49% for the current quarter from 37% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division increased to 29% from 2% due to absorption of unused capacity associated with the Company’s Hyaluronan production. The unused capacity is a result of an unanticipated delay with the FDA for U.S. marketing approval of GYNECARE INTERGEL Solution. The gross margin for the Oral Restorative Division increased to 61% for the current quarter from 58% for the same quarter of last fiscal year. The increase in gross margin can be attributed to the absence of the lower margin AlloDerm Graft product line sales in the current quarter compared to the same quarter of last fiscal year.

Research and development expenses increased $147,000 or 14% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted principally from product development costs for the RBM STAGE-1 Single Stage Implant that was introduced in March 2001 and from the ongoing regulatory process with the FDA for GYNECARE INTERGEL Solution.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION —(cont.)

Marketing and sales expenses increased $470,000 or 25% in the current quarter as compared to the same quarter of last fiscal year due to promotion of new products, an increase in Domestic sales personnel and costs associated with international expansion.

General and administrative expenses increased $272,000 or 32% for the current quarter as compared to the same quarter last fiscal year. The increase is principally from costs associated with operating Lifecore Germany and higher legal and insurance expenses in the current period as compared to the same period of last fiscal year.

Net other expense decreased $25,000 for the current quarter as compared to the same quarter of last fiscal year. Interest income increased $9,000 due to a higher average amount of cash to invest than in the same quarter of last fiscal year. Interest expense decreased $14,000 for the current quarter due to lower average borrowings as compared to the same quarter of last fiscal year.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

	Hyaluronan		Oral Restorative
(Unaudited)	Division		Division		Consolidated

	2001	2000	2001	2000	2001	2000

Net sales	$10,558,000	$9,313,000	$14,682,000	$14,559,000	$25,240,000	$23,872,000

Cost of goods sold	7,319,000	5,906,000	5,989,000	6,153,000	13,308,000	12,059,000

Gross profit	3,239,000	3,407,000	8,693,000	8,406,000	11,932,000	11,813,000

Operating expenses

Research and development	2,310,000	2,591,000	795,000	485,000	3,105,000	3,076,000

Marketing and sales	147,000	102,000	6,542,000	5,695,000	6,689,000	5,797,000

General and administrative	1,264,000	1,089,000	2,111,000	1,639,000	3,375,000	2,728,000

	3,721,000	3,782,000	9,448,000	7,819,000	13,169,000	11,601,000

Operating income (loss)	$(482,000)	$(375,000)	$(755,000)	$587,000	$(1,237,000)	$212,000

Net sales for the nine months ended March 31, 2001 increased $1,368,000 or 6% as compared to the same period of last fiscal year. Hyaluronan product sales for the period increased $1,245,000 or 13% as compared to the same period of last fiscal year. The sales increase was the result of higher ophthalmic and orthopedic bone-regeneration hyaluronan revenues compared to the prior year. Oral restorative product sales for the current period increased $123,000 or 1% compared to the same period of last fiscal year. A 12% International sales increase of oral restorative products was offset by a 5% decrease in Domestic sales. The Domestic oral restorative sales decrease in the current period was due to reduced regeneration product sales. The Company ceased distribution of LifeCell Corporation’s AlloDerm(R) Acellular Dermal Graft as of July 31, 2000. Exclusive of AlloDerm(R) Graft product line sales in the current period and the year ago period, Domestic oral restorative sales increased by 11%.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION —(cont.)

Consolidated gross margin decreased to 47% for the current period from 49% for the same period of last fiscal year. The gross margin for the Hyaluronan Division decreased to 31% from 37% due to unabsorbed excess capacity costs associated with decreased hyaluronan production. That production has been slowed due to unexpected delays in the FDA review process of GYNECARE INTERGEL Solution for U.S. distribution. The gross margin for the Oral Restorative Division increased to 59% for the current period from 58% for the same period of last fiscal year.

Research and development expenses increased $29,000 or 1% for the current period as compared to the same period of last fiscal year. The increase resulted principally from product development costs for the RBM STAGE-1 Single Stage Implant that was introduced in March 2001 and from increased costs associated with the ongoing regulatory process with the FDA for GYNECARE INTERGEL Solution.

Marketing and sales expenses increased $892,000 or 15% for the current period as compared to the same period of last fiscal year due to promotion of new products, an increase in Domestic sales personnel and costs associated with international expansion.

General and administrative expenses increased $647,000 or 24% principally from costs associated with operating Lifecore Germany and higher legal and insurance expenses in the current period as compared to the same period of last fiscal year.

Net other expense decreased $86,000 for the current period as compared to the same period of last fiscal year. The $114,000 increase in interest income results from a higher than average amount of cash to invest than in the same period of last fiscal year. Interest expense decreased $30,000 for the current period principally due to lower average borrowings as compared to the same period of last fiscal year.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2000 contains a detailed discussion of Lifecore’s liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 2000 Form 10-K.

While the Company has had positive cash flow from operations in fiscal 2001 and 2000, the Company had significant operating cash flow deficits in fiscal years 1999 and 1998. As the Hyaluronan Division’s production levels increase, its related production efficiencies will increase. However, charges for unabsorbed overhead costs associated with the Company’s hyaluronan production have negatively impacted operating results in the current period. These charges are a result of an unanticipated delay by the FDA in the review process for GYNECARE INTERGEL Solution marketing approval in the U.S. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until marketing approval for GYNECARE INTERGEL Solution is achieved and production levels increase. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased. The ongoing research, development and PMA process costs for GYNECARE INTERGEL Solution will continue for the foreseeable future.

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
OPERATIONS AND FINANCIAL CONDITION —(cont.)

may be required to obtain further waivers for fiscal 2002. There can be no assurance that future waivers will be granted to the Company.

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 8.00% and 9.50% at March 31, 2001 and June 30, 2000, respectively. At March 31, 2001 and June 30, 2000, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and fixed charge coverage ratio. At March 31, 2001 and June 30, 2000, the Company was in compliance with all covenants, except for the fixed charge coverage ratio at March 31, 2001, for which the bank issued a waiver of compliance. The agreement has a maturity date of December 28, 2001.

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

The Company’s current PMA application remains open while it pursues the formal dispute resolution process outlined under the auspices of the FDA Modernization Act of 1997. The Company is scheduled to appear before the Medical Devices Dispute Resolution Panel (“MDDRP”) on June 4, 2001. That Panel is expected to make a determination and recommendation to the FDA’s Director of the Center for Devices and Radiological Health regarding GYNECARE INTERGEL Solution. However, even if the Company ultimately receives approval from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION —(cont.)

Cautionary Statement

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Statements that imply continued financial improvement and the timing or outcome of the FDA review process for GYNECARE INTERGEL(TM) Solution are subject to change. Because of numerous risks and uncertainties in the regulatory aspects of Lifecore’s business activity, actual results may differ materially from those implied. Investors are referred to a more detailed discussion of those risks presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II —OTHER INFORMATION

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

LIFECORE BIOMEDICAL, INC.

Dated:	May 14, 2001	/s/ James W. Bracke James W. Bracke President & Chief Executive Officer

Dated:	May 14, 2001	/s/ Dennis J. Allingham Dennis J. Allingham Executive Vice President & Chief Financial Officer (Principal Financial Officer)