Form 10-K
period 2001-06-30
LIFECORE BIOMEDICAL INC
filed 2001-09-20
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001 Commission file number: 0-4136

LIFECORE BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0948334 (IRS Employer Identification No.)

3515 Lyman Boulevard
Chaska, Minnesota 55318-3051
(Address of principal executive offices)

Registrant’s telephone number, including area code: (952) 368-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($.01 stated value)
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $79,939,000 at August 31, 2001 when the last sale price of such stock, as reported by the Nasdaq National Market, was $6.35.

     The number of shares outstanding of the Registrant’s Common Stock, $.01 stated value, as of August 31, 2001 was 12,748,724 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Certain responses to Part III are incorporated by reference to information contained in the Company’s definitive Proxy Statement for its 2001 Annual Meeting to be filed with the Commission within 120 days after the end of the Registrant’s fiscal year.

PART I

Item 1. Business

General

     Lifecore Biomedical, Inc. (“Lifecore” or the “Company”) manufactures biomaterials and medical devices for use in various surgical markets and also provides specialized contract aseptic manufacturing services. The Company operates two divisions, the Hyaluronan Division and the Oral Restorative Division. Further information about Lifecore can be obtained from Lifecore’s Internet website at www.lifecore.com, however, the contents of the website are not intended to be a part of this Form 10-K and are not incorporated by reference. The Company was incorporated in the State of Minnesota in 1965.

     The Company’s Hyaluronan Division is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring carbohydrate that moisturizes or lubricates the soft tissues of the body. The Hyaluronan Division’s primary development project involves a product using Lifecore’s patented ferric hyaluronan technology, GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”). INTERGEL Solution is a second-generation product with potential application in reducing the incidence of post-surgical adhesions. INTERGEL Solution is intended to reduce the incidence of fibrous tissue adhesions commonly formed as part of the body’s natural healing process when tissues are subject to accidental or surgical trauma. These adhesions may cause internal complications that often require costly re-operations, particularly with respect to abdominal, cardiovascular, orthopedic, reproductive, and thoracic surgeries. Government sources recently estimated the annual cost for treatment of adhesion complications in the female lower abdomen alone, a common site for the occurrence of adhesions, at $1.6 billion in the United States. Since June 1998, the Company’s exclusive worldwide marketing partner, GYNECARE, the women’s healthcare division of ETHICON, INC., a Johnson & Johnson Company, has been marketing INTERGEL Solution outside the U.S.

     The Company produces hyaluronan through a proprietary fermentation process. Currently, the Company’s hyaluronan is primarily used as a component in ophthalmic surgical solutions for cataract surgery. Lifecore is pursuing other applications of hyaluronan through corporate partners for drug delivery and wound care applications. The Company also is leveraging its hyaluronan manufacturing skills to provide specialized contract aseptic manufacturing services.

     The Company’s Oral Restorative Division develops and markets precision surgical and prosthetic devices for the restoration of damaged or deteriorating dentition and associated support tissues. The Company’s titanium alloy dental implants are permanently implanted in the jaw for tooth replacement therapy as long-term support for crowns, bridges, and dentures. In September 1999, the Company introduced the STAGE-1™ Single Stage Implant System and in March 2001 introduced the RBM STAGE-1 Single Stage Implant System. The Oral Restorative Division also offers innovative soft tissue and bone regenerative products for the restoration of soft tissue and bone defects resulting from periodontal disease and tooth loss. The Oral Restorative Division assists its dental surgery clients by developing comprehensive continuing education curricula, as provided in the Support Plus™ and Support Plus™ II programs, to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management techniques. The Increasing Case Acceptance program offers client personnel the marketing and selling skills training to foster higher patient acceptance of dental implants. The Oral Restorative Division’s products are marketed in the U.S. through the Company’s direct sales force and marketed internationally in 35 countries through direct subsidiaries in Italy, Germany and Sweden and 22 distributors.

Hyaluronan Division

Background

     Hyaluronan is a critical, naturally occurring carbohydrate component of physiological fluids that lubricate, moisturize or otherwise protect the body’s soft tissues. Due to its widespread presence in tissues and its high degree of biocompatibility, the Company believes that hyaluronan can be used for a wide variety of medical applications.

     Hyaluronan (also referred to as hyaluronic acid or sodium hyaluronate) was first demonstrated to have commercial medical utility as a viscoelastic (elastic yet fluid) solution in cataract surgery. In this application, its use for coating and lubricating tissues during the implantation of intraocular lenses dramatically improved the existing surgical success rates. The first ophthalmic hyaluronan product produced by extraction from rooster comb tissue became commercially available in the United States in 1981. Hyaluronan-based products, produced both by rooster comb extraction and by fermentation processes such as the Company’s, have since gained widespread acceptance in ophthalmology and are currently used in the majority of cataract extraction procedures in the world. The Company’s hyaluronan is also utilized in an aseptic solution which is used as a carrier vehicle for demineralized, freezedried bone allograft provided to orthopedic surgeons. The Company’s hyaluronan has been utilized in veterinary applications such as cryopreservation and traumatic arthritis since 1994.

     Other hyaluronan applications currently being investigated by Lifecore or its partners include post-surgical prevention of adhesions and drug delivery (as a vehicle to carry wound management agents). The Company believes that the use of hyaluronan for the prevention of post-surgical adhesions currently represents the most significant potential application for hyaluronan.

Strategy

     The Company intends to use its proprietary fermentation process to be a leader in the development of hyaluronan-based products for multiple applications. Elements of the Company’s strategy include the following:

     • Establish strategic alliances with market leaders. The Company will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. The Company currently has established relationships with Alcon Laboratories, Inc., an indirect subsidiary of Nestle S.A. (“Alcon”), GYNECARE, the women’s healthcare division of ETHICON, INC., a Johnson & Johnson Company (“ETHICON”), market leaders in the ophthalmics and surgical products fields and Musculoskeletal Transplant Foundation (“MTF”), the world’s largest bone tissue procurement and distribution service.

     • Expand medical applications for hyaluronan. The Company is currently pursuing gynecological surgery, as well as drug delivery and wound care opportunities. Due to the growing knowledge of the unique characteristics of hyaluronan, the Company intends to continue to identify and pursue further uses for hyaluronan in medical applications.

     • Maintain flexibility in product development and supply relationships. The Company’s vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with large corporate partners. The Company’s role in these relationships extends from supplier of raw materials to manufacturer of aseptically-packaged finished products. In addition, the Company may develop its own proprietary products.

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

Hyaluronan Division Products

     The following chart summarizes the principal products and development projects of the Hyaluronan Division, along with their applications and the companies with which Lifecore has related strategic alliances:

PRODUCT	STRATEGIC ALLIANCE	MARKET	STATUS*

GYNECOLOGICAL SURGERY

GYNECARE INTERGEL Adhesion Prevention Solution	Lifecore’s proprietary product under development; GYNECARE, the women’s healthcare division of ETHICON has exclusive worldwide marketing rights for adhesion prevention applications and orthopedics	Adhesion prevention	Pending U.S. FDA Pre-Market Approval, marketed by GYNECARE, the women’s healthcare division of ETHICON in Europe for abdominal applications

OPHTHALMIC

Viscoat®Ophthalmic Viscoelastic Solution	Lifecore supplies proprietary hyaluronan powder for inclusion in Alcon’s viscoelastic solution	Cataract surgery	Commercial sales since 1983

LUROCOAT®Ophthalmic Solution	Lifecore supplies its proprietary product for marketing on a non-exclusive basis outside the U.S.	Cataract surgery	Lifecore export shipments commenced in June 1997

OTHER APPLICATIONS

MAP-5™Embryo Cryopreservation Solution	Lifecore supplies hyaluronan in vials to Vetrepharm, Inc., who markets the product	Veterinary cryopreservation, traumatic arthritis	Commercial sales since 1994

HY-50®	Lifecore supplies syringes of hyaluronan-based solution to Bexco Pharma, Inc for use as a veterinary orthopedic injectible drug	Veterinary drug	Commercial sales

Hyaluronan Solution for MTF	Lifecore supplies an aseptic solution containing hyaluronan to Musculoskeletal Transplant Foundation (“MTF”) for use as a carrier vehicle for its demineralized, freeze-dried bone allograft	Grafting material for restoration of bone defects	Commercial sales since 2000

*     For many of the products or projects listed above, government regulatory approvals and significant development work are required before commercial sales can commence in the United States or elsewhere. See “Government Regulation.” No assurance can be given that such products will be successfully developed or marketed.

     GYNECARE INTERGEL Adhesion Prevention solution; GYNECARE; and ETHICON, INC., are registered trademarks of ETHICON, INC. Viscoat® Ophthalmic Viscoelastic Solution is a registered trademark of Alcon Laboratories, Inc. LUROCOAT® Ophthalmic Solution is a registered trademark of Lifecore Biomedical, Inc. MAP-5™ Embryo Cryopreservation Solution is a trademark of Vetrepharm, Inc. HY-50® is a registered trademark of Bexco Pharma, Inc. MTF® Bone Allograft Solution is a registered trademark of the Musculoskeletal Transplant Foundation. Amvisc® and Amvisc Plus® Ophthalmic Solutions are registered trademarks of Bausch & Lomb.

     Adhesion Prevention Development Project with ETHICON, INC.

     The Company is developing a product using a version of its patented ferric hyaluronan technology, INTERGEL Solution, for potential application in reducing the incidence of post-surgical adhesions. GYNECARE, the women’s healthcare division of ETHICON, INC., has worldwide, exclusive distribution rights for INTERGEL Solution.

     Following surgical procedures fibrous tissue, or adhesions, commonly form as part of the body’s natural healing process resulting from trauma to tissues or organs during surgery. Particularly with respect to abdominal, cardiovascular, gynecological, orthopedic, reproductive and thoracic surgeries, these adhesions may cause internal complications that require costly additional surgical intervention. For example, adhesions following gynecological surgery can cause infertility, life threatening bowel obstructions and can complicate subsequent surgical interventions. The Company believes that successful penetration of this market will require a product with low toxicity, easy application, high procedural flexibility, broad effectiveness, and appropriate pricing.

     Laparotomy. Prior to 1994 Lifecore and ETHICON were jointly developing an anti-adhesion product. In 1994, Lifecore assumed responsibility for completion of this project. Lifecore subsequently completed the pre-clinical studies and submitted an application to the FDA for an Investigational Device Exemption (“IDE”) to begin human clinical trials to evaluate the safety and efficacy of INTERGEL Solution. In April 1995, the FDA approved the IDE. At that time responsibility for development of this project was shifted to Lifecore. The Company and ETHICON entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”) to carry out the shift of responsibility. The ETHICON Agreement transferred to the Company the intellectual property developed to date from the anti-adhesion project, including patent rights and data from research, product development, clinical safety and efficacy, and marketing evaluations. The Company assumed responsibility for continuing the development project, including conducting human clinical trials with INTERGEL Solution. Furthermore, the Company granted ETHICON exclusive worldwide marketing rights to INTERGEL Solution for post-surgical adhesion prevention and certain orthopedic applications in return for an exclusive supply contract through 2008 with provisions for renewal. A pilot human clinical trial, involving 23 female patients undergoing peritoneal cavity surgery with preservation of fertility, was completed at a single United States clinical center in December 1995. Patients were randomly selected to receive either INTERGEL Solution or a control solution applied in a final step prior to completion of surgery by laparotomy (conventional or open surgery). The primary goals of the pilot study were the preliminary assessment of the safety of INTERGEL Solution and an evaluation of the experimental clinical protocol. A secondary goal was the preliminary assessment of the effectiveness of INTERGEL Solution in reducing post-surgical adhesions by second-look laparoscopy. Second-look laparoscopy is a standard surgical practice with fertility patients, and consists of a less invasive follow-up evaluation of the patients’ internal abdominal anatomy. The laparoscopy enabled clinicians to gather data comparing post-surgical adhesions in the two patient treatment groups. Analysis of the pilot clinical data indicated that patients who received INTERGEL Solution experienced a 45% lower incidence of a broad range of adhesions than control patients (p<0.02). Further, the study showed that when adhesions did occur, those of the INTERGEL Solution patient group were significantly less extensive and less severe than those of the control group (p<0.01). Finally, physicians indicated that the test material was easily administered during clinical procedures.

     Based on these results the Company initiated a pivotal human clinical trial in March 1996. That study was completed in December 1998. It involved 281 patients in a blinded study at eleven clinical sites in the United States and five clinical sites in Europe. These patients underwent a similar randomized treatment protocol and were evaluated for adhesion formation at 24 anatomical sites by second-look laparoscopy.

     The Company submitted an application for FDA Pre-Market Approval (“PMA”) in March 1999, which was accepted by the FDA in May 1999 for expedited review. In January 2000, an advisory panel to the FDA recommended to the FDA that INTERGEL Solution not be approved for use in the United States. After consulting with the FDA, the Company prepared and submitted a major amendment to the PMA in June 2000 to address the concerns raised at the January 2000 panel meeting. After review of the amendment, FDA’s Office of Device Evaluation (“ODE”) determined that, while the results of clinical testing may appear to be encouraging, in their opinion there was not sufficient information to demonstrate reasonable assurance of safety and effectiveness. Thus, ODE concluded in November 2000 that the PMA was not approvable and notified the Company of the option for Medical Devices Dispute Resolution Panel (“MDDRP”) review. That Panel reviewed the Company’s PMA in a public meeting on September 6, 2001. The Panel voted unanimously to recommend approval to the FDA’s Director of the Center for Devices and Radiological Health regarding GYNECARE INTERGEL Solution. That approval is expected to be forthcoming. However, even if the Company ultimately receives approval from the FDA, there can be no assurance that it will receive market acceptance.

Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations. See “Government Regulation.”

     Laparoscopy. In 1997, the Company began a second series of human clinical trials to evaluate INTERGEL Solution as an adjunct in less invasive, microsurgical procedures. Since laparoscopic procedures are rapidly becoming a preferred surgical interventional method, the Company wished to ensure the utility of INTERGEL Solution under the more physically restrictive demands of laparoscopic techniques in comparison to laparotomy techniques. A pilot trial was completed showing results similar to that of the product in the pilot laparotomy trial. Enrollment in a subsequent multi-center clinical trial was completed in June 2000. The results of that study are expected to be submitted to the FDA in a future PMA supplement.

     Ophthalmic Applications

     Cataract Surgery. Currently, the primary commercial application for the Company’s hyaluronan is in cataract surgery. During the process of cataract surgery, hyaluronan, in the form of a viscoelastic solution, is used to coat and lubricate the anterior chamber of the eye during intraocular lens implantation. These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. The Company currently sells hyaluronan for this application to several customers, including Alcon, the leading producer of ophthalmic surgical products in the world. The Company also has agreements to supply its LUROCOAT Solution under private label relationships outside the United States and Canada.

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

     Alcon purchases the Company’s hyaluronan for inclusion in Viscoat® Ophthalmic Viscoelastic Solution, which is used during cataract surgery. The Company’s relationship with Alcon and its predecessors commenced in 1983, when the Company’s hyaluronan was specified as a raw material component of the Viscoat product, which received marketing clearance from the FDA in 1986. Until 1990, Alcon’s predecessors had the exclusive rights to purchase the Company’s hyaluronan for ophthalmic applications. In 1990, the arrangement with Alcon became non-exclusive. Since that time, sales of hyaluronan to Alcon have continued to be made pursuant to supply agreements. The current Alcon supply agreement, as renewed in December 2000, is for a term of two years through December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     In December 1994 the Company entered into a supply agreement with Bausch & Lomb (“B&L”). This supply agreement terminated on December 31, 2000. Under the agreement, the Company had been selling its hyaluronan to B&L for export in packaged syringes in connection with two of B&L’s ophthalmic viscoelastic surgical products, Amvisc® and Amvisc Plus® Ophthalmic Solutions. B&L also completed a clinical evaluation designed to show the bioequivalence of Lifecore’s ophthalmic hyaluronan with B&L’s rooster comb source material. The FDA would require such data if B&L were to distribute Lifecore’s version of the above products in the US.

     The Company has developed its own viscoelastic solution, LUROCOAT Solution. The Company received CE marking for LUROCOAT Solution during 1997 allowing LUROCOAT Solution to be marketed and sold in Europe. The Company has private label agreements to supply LUROCOAT Solution outside the United States and Canada. Export shipments of LUROCOAT Solution began in 1997.

     The Company supplies an aseptic hyaluronan solution to the Musculoskeletal Transplant Foundation (“MTF”), which utilizes the solution as a carrier vehicle for its demineralized, freeze-dried bone allograft in a final putty composition trademarked as “DBX”. This bone putty is provided by MTF to orthopedic surgeons through MTF’s tissue distribution channels.

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

     The Hyaluronan Division undertakes its own product development activities for both hyaluronan-based and non-hyaluronan-based applications, as well as on a contract basis with certain clients. The majority of outside projects are initiated by a client to demonstrate that the Company’s hyaluronan is suitable for a particular medical application. Suitability is often measured by detailed specifications for product characteristics such as purity, stability, viscosity, and molecular weight, as well as efficacy for a particular medical application.

     The Company currently manufactures Vetrepharm, Inc.’s MAP-5™ Embryo Cryopreservation Solution, an aseptically-packaged hyaluronan solution, for the cryopreservation of fertilized animal embryos. MAP-5 Solution is used to preserve the embryos for transportation to local veterinarians. Sales to Vetrepharm, Inc. have been made since 1994 pursuant to annual purchase orders that specify the quantity and unit price. The Company also manufactures Bexco Pharma, Inc.’s HY-50® product, an aseptically packaged hyaluronan solution, for use as a veterinary orthopedic injectible drug.

     There can be no assurance that products currently under development by the Company or others will be successfully developed or, if so developed, will be successfully and profitably marketed.

Oral Restorative Division

Background

     Dental implants are increasingly accepted as a replacement for missing or extracted teeth and serve as supports for dentures, crowns, and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed in the jawbone simulating the anchoring of a tooth by its root. The implant maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of fixtures against surrounding teeth and gingiva. The titanium cylinder or cylindrically-screw shaped implant is categorized by shape and method of implantation. For example, the threaded cylinder implant is screwed into the jawbone, while an alternate form, the press-fit cylinder, is placed into a precision-drilled hole with a friction fit. To further enhance bone fixation, various implant styles may be spray-coated with hydroxylapatite and/or grit blasted to create a roughened surface. The Company believes the current annual worldwide dental implant market is approximately $700 million.

     Bone graft substitutes and bone regeneration membranes are used for the restoration of deteriorated bone caused by periodontal disease and tooth loss. Historically, bone-filling material needed to fill holes or restore deteriorated bone was only available from cadavers or autologous bone (self-donated from another part of the patient’s body). These sources have quality, convenience, and safety limitations. Synthetic and animal-derived bone graft substitutes emerged to address these issues, as did the demineralized freeze-dry processing of cadaver bone. The current annual U.S. market for synthetic and animal-derived bone substitute products is approximately $25 million. The annual U.S. dental market for tissue bank service fees paid to obtain freeze dried donor bone is estimated to be approximately $15 million. In May 2000, the Company entered into a representation agreement with the Musculoskeletal Transplant Foundation to solicit orders for its MTF® Bone Allograft Tissue for a representation fee.

     The addition of supplemental bone regeneration barrier membranes has expanded the U.S. dental bone regeneration market to approximately $70 million. The Company’s TefGen Regenerative Membrane™ and CAPSET® Calcium Sulfate Bone Graft Barrier products address this market opportunity.

Strategy

     The Company intends to be a leader in the oral restorative surgical products industry. The Company has steadily increased the market share for its implant products by implementing the following strategies:

•	Develop a broad line of dental implants and related dental surgery support products that facilitate the transition from competitive systems to a broad-based Lifecore system.

•	Develop and deliver unique educational programs and materials aimed at restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy, practice management techniques and marketing and selling skills training to foster higher patient acceptance of dental implants.

•	Continue expansion in International markets through either direct selling efforts or additional distribution agreements.

Oral Restorative Division Products

The following chart summarizes the principal products of the Company’s Oral Restorative Division:

PRODUCT	MARKET	STATUS

SUSTAIN® and RESTORE® Dental Implant Systems	Replacement of lost or extracted teeth	Commercial sales

STAGE-1™ Single Stage Implant System	One-stage surgical procedure with self-tapping implant design for easier placement and Morse taper prosthetic connection	Commercial sales

SuperCAT™ Super Self-Tapping Implant	Faster and more efficient implant installation to reduce surgical time	Commercial sales

CAPSET® Calcium Sulfate Bone Graft Barrier	For use with natural and synthetic bone graft materials as a resorbable barrier cap and/or binding agent	Commercial sales

CAPSET® SlowSet™ Barrier	Repair of multiple periodontal bone defects	Commercial sales

TefGen Regenerative Membrane™	Nonresorbable membrane for guided tissue regeneration	Commercial sales

HAPSET® Hydroxylapatite Bone Graft Plaster	Repair of jawbone structure requiring a non-resorbable bone matrix	Commercial sales

MTF® Bone Allograft Tissue	Grafting material for restoration of dental bone defects	Distributed by MTF, represented by Lifecore

     SUSTAIN® and RESTORE® Dental Implant Systems, STAGE-1™ Single Stage Implant System, SuperCAT™ Super Self-Tapping Implant, CAPSET® Calcium Sulfate Bone Graft Barrier, CAPSET® SlowSet™ Barrier, TefGen Regenerative Membrane™, HAPSET® Hydroxylapatite Bone Graft Plaster; and Support Plus™ are registered trademarks of Lifecore Biomedical, Inc. MTF® Bone Allograft Tissue is a registered trademark of the Musculoskeletal Transplant Foundation.

     Implant Products

     The Company offers the RESTORE Dental Implant System, the SUSTAIN Dental Implant System and the STAGE-1 Single Stage Implant System.

     The RESTORE System is based on a classic threaded titanium implant design that pioneered the commercialization of these devices in general oral restorative surgery. In July 1993, the Company acquired this implant design in connection with its acquisition of Implant Support Systems, Inc., a manufacturer of dental implant products. The Company has since enhanced and expanded the original ISS line into a broad range of implant options, marketed under the RESTORE System name. Included in the ISS acquisition was a line of dental implant prosthetic components that the Company continues to market under the Implant Support Systems brand. These components are compatible and interchangeable with several other dental implant manufacturers’ systems, as well as miscellaneous dental implant support products, permitting the Company to market its products to dental offices that currently use competitors’ implant systems.

     The SUSTAIN System is based on a newer innovative design that embraces both threaded and press-fit cylinder formats with added “bone-like” hydroxylapatite. In May 1992, the Company acquired the basic SUSTAIN System from Bio-Interfaces, Inc. after serving as an exclusive distributor for the SUSTAIN System since 1990. The SUSTAIN System, like the RESTORE System, is complemented by a complete line of prosthetic components.

     The STAGE-1 Single Stage Implant System was designed by the Company to allow for a one-stage surgical procedure. The STAGE-1 System uses a self-tapping implant design for easier placement and includes the reliable Morse taper prosthetic connection. Commercial sales began in September 1999. In March 2001, the Company added the RBM STAGE-1 Single Stage Implant System to this line.

     Lifecore has enhanced and expanded its product lines, creating numerous new products with a combination of innovative features from its existing systems. This gives the Company a broad product line and offers practitioners maximum flexibility in choice of treatment modalities.

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

     TefGen Regenerative Membrane technology was acquired by the Company from Bridger Biomed, Inc. in May 1997. This non-resorbable membrane is based on nanoporous PTFE Biomaterials (“nPTFE”); competitive with the market’s leading product produced by W.L. Gore. TefGen Regenerative Membrane allows the dental surgeon to cover a treated defect in bone and prevent the invasion of soft tissue while the slower growing bone tissue underneath has time to establish itself.

     HAPSET Hydroxylapatite Bone Graft Plaster is a moldable, partially resorbable form of hydroxylapatite graft substitute that can be contoured to fill a bone defect during surgery. It consists of the Company’s hydroxylapatite particle in a carrier of the same calcium sulfate plaster used in CAPSET Barrier.

     Lifecore has exclusive dental industry representation of the bone allograft particle products distributed by the Musculoskeletal Transplant Foundation (“MTF”), the world’s largest bone tissue procurement and distribution service. MTF Bone Allograft Tissue is human donor bone tissue processed and distributed by MTF and represented by the Company. MTF Bone Allograft Tissue is available in mineralized or demineralized bone tissue to be used as substitutes for the patient’s own bone in dental surgeries requiring grafting. The Company entered into a three-year representation agreement with MTF in May 2000. The Company receives a representation fee for coordinating the relationship between MTF and the dental surgeon.

     Through July 31, 2000, the Company distributed AlloDerm® Acellular Dermal Graft, a freeze-dried, chemically processed, human donor skin that can be used as a substitute for soft tissue grafts taken from the roof of the patient’s mouth. In June 1997, Lifecore entered into a three-year exclusive U.S. distribution agreement with LifeCell Corporation to market and distribute AlloDerm Graft in the dental market. The distribution agreement with LifeCell was not renewed after the initial three-year term expired.

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

Sales and Marketing

Hyaluronan Division Products

     The Company generally markets and distributes its hyaluronan products to end-users through corporate partners. The Company sells hyaluronan to these partners in a variety of forms, including powders, gels and solutions packaged in bulk or single-application units. The Company sells its ophthalmic grade hyaluronan powder to Alcon for Viscoat solution. The Company has private label agreements to supply LUROCOAT Solution to customers outside the United States and Canada. The Company also sells hyaluronan solutions to Vetrepharm, Inc. for veterinary embryo cryopreservation, to Bexco Pharma, Inc. for veterinary orthopedic indications outside the U.S. and to MTF as a carrier vehicle for its demineralized, freeze-dried bone allograft.

     The Company has an agreement with GYNECARE, the women’s healthcare division of ETHICON for exclusive distribution of INTERGEL Solution. The Company believes that ETHICON is the worldwide market leader in the area of surgical products and has one of the largest marketing and sales forces in the industry. Commercialization of INTERGEL Solution is dependent on receipt of FDA marketing clearance, successful manufacturing of commercial quantities, and the efforts of ETHICON to develop the market for the product. No assurance can be given that any or all of these conditions will be met.

     The Company also sells various forms of medical grade hyaluronan directly to third parties for development and evaluation of new applications to be marketed and distributed through those companies’ distribution systems or a jointly developed distribution system.

Oral Restorative Division Products

     The Company is focused on expanding its oral restorative product line and developing increased sales and marketing support. The dental implant market is highly specialized. Products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners and dental laboratories. Accordingly, management believes it must maintain a highly experienced direct sales force in the United States for proper distribution of these products. The Company believes that its sales force offers better customer service, technical support and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs twenty-one individuals dedicated to sales in the United States and six U.S.-based salespersons dedicated to international sales. The Oral Restorative Division products are marketed internationally in 35 countries through 22 distributors and in Italy through its subsidiary, Lifecore Biomedical SpA, in Germany through its subsidiary, Lifecore Biomedical GmbH, and in Scandinavia through its subsidiary, Lifecore Biomedical AB.

     The Company’s marketing activities are designed to support its direct sales force and include advertising and product publicity in trade journals, direct mail catalogs, newsletters, continuing education programs, telemarketing, and attendance at trade shows and professional association meetings. Industry estimates indicate a need for replacement of approximately 100 million teeth in the adult population of the United States. That represents a potential market for implant companies such as Lifecore of approximately $20 billion.

Manufacturing

     The commercial production of hyaluronan by the Company requires fermentation, separation and purification capabilities, and aseptic packaging of product in a variety of formats. In addition, the production of the INTERGEL Solution requires high volume precision mixing of viscous fluids.

     The Company produces its hyaluronan through a proprietary process of fermentation. Until the introduction of the Company’s medical grade hyaluronan, the only commercial source for medical hyaluronan was through an animal rendering process of extraction from rooster combs. The Company believed that the rooster comb extraction method would not be capable of producing large quantities of hyaluronan in an efficient manner if competition for the use of medical grade hyaluronan greatly increased. In addition, changing regulatory requirements make medical use of animal extracts increasingly problematic. Consequently, the Company developed its proprietary fermentation process for hyaluronan using existing knowledge of other successful fermentation manufacturing processes. The Company believes that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency, flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities.

     The Company’s 110,000 square foot facility is used primarily for the proprietary hyaluronan manufacturing process. Since January 2000, the Company has reduced its manufacturing levels causing excess capacity charges in the ongoing periods. The Company has adequate hyaluronan inventory levels in anticipation of the initial U.S. demand for INTERGEL Solution. The FDA has completed a pre-approval site inspection of the Company’s INTERGEL Solution manufacturing operations to allow release of product in the U.S. after approval. The Company believes that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

     The Company provides versatility in the simultaneous manufacturing of various types of finished products. Currently, the Company supplies several different formulations of hyaluronan (e.g., varied molecular weight fractions) in powders, solutions and gels, and in a variety of bulk and single-use finished packages. The Hyaluronan Division is continuously conducting development work relating to the techniques utilized in hyaluronan manufacturing. Such development activity is designed to improve production efficiencies and expand the Company’s capabilities to achieve a wider range of hyaluronan product specifications. The Company’s specialized fluid handling and aseptic packaging capabilities also provide the opportunity for the Company to offer contract packaging for other technically challenging non-hyaluronan fluids.

     In anticipation of significant commercial demand for hyaluronan products, specifically INTERGEL Solution, the Company has expanded its warehouse and distribution capabilities and its aseptic formulation and packaging facilities for finished products. The scale-up of the aseptic operations requires the purchase and validation of additional equipment and training of additional personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     The Company’s facility was designed to meet applicable regulatory requirements and has been cleared by the FDA for the manufacture of both device and pharmaceutical products. The FDA periodically inspects the Company’s manufacturing systems, and requires conformance to the FDA’s Quality Systems Regulations (“QSR”). In addition, the Company’s corporate partners are required by the FDA to conduct intensive regulatory audits of the facilities. The Company also regularly contracts with independent regulatory consultants to conduct audits of the Company’s operations. The Company has received certification of conformance to ISO 9001 Quality Assurance System and EN 46001 Medical Device Standards as per the Medical Device Directive, 93/42/EEC, as well as the Conformite Europeene (CE) Mark for our products from TUV Product Services of Munich, Germany. These approvals represent international symbols of quality system assurance and compliance with applicable European Medical Device Directives, which greatly assist in the marketing of the Company’s products in the European Union.

     The Company uses outside metal finishing vendors to produce its dental implant devices and related components. The Company inspects vendors’ quality assurance and control functions, and performs its own finished packaging related to the implant product lines.

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

Hyaluronan Products

     A number of companies produce hyaluronan products and thus directly or indirectly compete with Lifecore or its corporate partners. Several companies are pursuing anti-adhesion product development, including Alliance Pharmaceuticals, Inc., Anika Therapeutics, Inc., Genzyme Corporation (“Genzyme”), Gliatech, Inc., Life Medical Sciences, Osteotech, and W.L. Gore & Associates, Inc. Genzyme is developing hyaluronan-based formulations for surgical anti-adhesion applications that could compete with the Company’s INTERGEL Solution product, if and when cleared for marketing by the FDA. If the products obtain commercial acceptance the Company’s prospects for INTERGEL Solution, if and when approved, may be adversely affected.

     In addition to Genzyme several companies produce hyaluronan through a fermentation process including Bio-Technology General Corporation, Kyowa Hakko, Nippon, Seikagaku, and Bayer. Genzyme currently sells a high molecular weight fermentation version of hyaluronan to the Company’s ophthalmic customer, Alcon, for use in its Provisc® solution. In addition, several companies manufacture hyaluronan by using rooster comb extraction methods. These companies primarily include Anika Therapeutics, Inc., Genzyme, Inc., Fidia SpA, and Pharmacia Upjohn. The Company believes that its patented fermentation process may offer production and regulatory advantages over the traditional rooster comb extraction method. The Company’s competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronan. These patents may cover the same applications as the Company’s. Although there can be no assurance, the Company believes that it does not infringe the patents of its competitors. See “Patents and Proprietary Rights.”

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

Oral Restorative Products

     The dental implant market is also highly competitive. Major market competitors include Friadent, Sulzer Dental, Inc., Biomet, Inc., Straumann AG and Nobel Biocare AB. A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is based primarily on product performance and quality, strong sales support, and education.

     The Company believes that its broad product line facilitates the conversion of competitive implant users to a Lifecore system. In addition, the Company has developed several innovative education and marketing support programs which are designed to increase the client’s implant business. The Company believes it has established a strong reputation for quality products due to its stringent design and inspection criteria. No assurance can be given, however, that the Company can effectively compete with other manufacturers of dental implant systems.

     The market for the Company’s tissue regeneration products is also competitive. The major competitors include Biomet, Inc., Dentsply, Inc., Geistlich, W. L. Gore (GORE-TEX), and Sulzer Dental, Inc. (Biomend). While the Company believes its product line and experienced sales representation are an advantage in this area, no assurance can be given that it can gain significant market share from its more established competitors.

Patents and Proprietary Rights

     The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a United States patent covering certain aspects of its hyaluronan fermentation process. In August 1994, in connection with the ETHICON Agreement, the Company was assigned a pending patent covering the composition and use of INTERGEL Solution, with applications filed in the United States, Australia, Brazil, Canada, Europe, Greece, and Japan. Subsequently, the patent has been issued in Australia, Canada, Greece, Japan, and the United States. The Company also has a United States patent covering the processes used in the manufacture of hydroxylapatite and a second patent covering the hydroxylapatite product produced by that process. The Company licenses two patents covering the dental surgical use of calcium sulfate from Wright Medical, Inc. The Company also licenses patented technology used in the production of calcium sulfate from Wright Medical and the University of North Carolina. In conjunction with the purchase of the TefGen Regenerative Membrane product line, the Company obtained the rights to the patent for composition, manufacture and use of the nPTFE material. The Company has received a patent on its dental implant packaging and a patent on its SuperCAT™ Super Self-Tapping Dental Implant.

     The Company believes that patent protection is significant to its business. However, if other manufacturers were to infringe on its patents, there can be no assurance that the Company would be successful in challenging, or would have adequate resources to challenge, such infringement. The Company also relies upon trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. There can be no assurance that others will not obtain or independently develop technologies which are the same as or similar to the Company’s technologies. The Company pursues a policy of requiring employees, temporary staff, consultants and customers (which have access to some of its proprietary information) to sign confidentiality agreements. There can be no assurance that the Company will be able to adequately protect its proprietary technology through patents or other means.

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

Government Regulation

     Government regulation in the United States and other countries is a significant factor in the marketing of the Company’s products and in the Company’s ongoing research and development activities. The Company’s products are subject to extensive and rigorous regulation by the FDA, which regulates the products as medical devices and which, in some cases, requires a PMA, and by foreign countries, which regulate the products as medical devices or drugs. Under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), the FDA regulates clinical testing, manufacturing, labeling, distribution, sale, and promotion of medical devices in the United States.

     Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment (“old devices”) into one of three classes — Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification (the “510(k) Notification”), and adherence to FDA-mandated current QSR requirements for devices. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices that must receive a PMA from the FDA to ensure their safety and effectiveness. Ordinarily, a PMA requires the performance of at least two independent, statistically significant clinical trials that demonstrate the device’s safety and effectiveness. Class III devices are generally life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 (“new devices”) and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification. An old Class III device does not require a PMA unless and until the FDA issues regulation requiring submission of a PMA application for the device.

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

     If a manufacturer or distributor of medical devices can establish to the FDA’s satisfaction that a new device is substantially equivalent to what is called a “predicate device,” i.e., a legally marketed Class I or Class II medical device or a legally marketed Class III device for which the FDA has not required a PMA, the manufacturer or distributor may market the new device. In the 510(k) Notification, a manufacturer or distributor makes a claim of substantial equivalence, which the FDA may require to be supported by various types of information, including data from clinical studies, showing that the new device is as safe and effective for its intended use as the predicate device.

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

     Hyaluronan products are generally Class III devices. In cases where the Company is supplying hyaluronan to a corporate partner as a raw material or producing a finished product under a license for the partner, the corporate partner will be responsible for obtaining the appropriate FDA clearance or approval. Export of the Company’s hyaluronan products generally requires approval of the importing country.

     The Company’s TefGen Regenerative Membrane product line is a Class II device. CAPSET Barrier and HAPSET Plaster have received market clearance through 510(k) Notifications but are unclassified.

     Other regulatory requirements are placed on a medical device’s manufacture and the quality control procedures in place, such as the FDA’s device QSR regulations. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance with device QSR requirements. The Company’s facility is subject to inspections as both a device and a drug manufacturing operation. Other applicable FDA requirements include the medical device reporting regulation, which requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.

     If the Company is not in compliance with FDA requirements, the FDA or the federal government can order a recall, detain the Company’s devices, withdraw or limit 510(k) Notification clearances or PMA approvals, institute proceedings to seize the Company’s devices, prohibit marketing and sales of the Company’s devices, and assess civil money penalties and impose criminal sanctions against the Company, its officers, or its employees.

     There can be no assurance that any of the Company’s clinical studies will show safety or effectiveness; that 510(k) Notifications or PMA applications will be submitted or, if submitted, accepted for filing; that any of the Company’s products that require clearance of a 510(k) Notification or approval of a PMA application will obtain such clearance or approval on a timely basis, on terms acceptable to the Company for the purpose of actually marketing the products, or at all; or that following any such clearance or approval previously unknown problems will not result in restrictions on the marketing of the products or withdrawal of clearance or approval.

Product Liability

     Product liability claims may be asserted with respect to the Company’s products. In addition, the Company may be subject to claims for products of its customers that incorporate Lifecore’s materials. The Company maintains product liability insurance coverage in amounts the Company deems to be adequate. The Company also carries an umbrella insurance policy that also covers product liability claims. Lifecore Biomedical SpA and Lifecore GmbH also carry product liability insurance. There can be no assurance that the Company will have sufficient resources to satisfy product claims if they exceed available insurance coverage.

Employees

     As of August 23, 2001, the Company employed 185 persons on a full-time basis, six part-time employees and nine temporary employees. None of the Company’s employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.

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

     James W. Bracke, Ph.D. Dr. Bracke has been President and Chief Executive Officer and a director of the Company since August 1983 and Secretary since March 1995. He joined the Company in February 1981 as Senior Research Scientist.

     Dennis J. Allingham. Mr. Allingham was appointed Executive Vice President of the Company in November 1997. He has been Chief Financial Officer of the Company since January 1996. Mr. Allingham has also been General Manager of the Hyaluronan Division since November 1996 and General Manager of the Oral Restorative Division since November 1997.

     Andre P. Decarie. Mr. Decarie joined the Company as Vice President of Sales and Marketing – ORD in January 2001. Prior to joining the Company, Mr. Decarie was Vice President, Business Development for Avitar, Inc., a manufacturer of specialized wound dressings, from 1999 to December 2000. From 1998 to 1999, Mr. Decarie was Vice President, Business Development for Tremont Medical, Inc., a medical electronics company. From 1993 to 1998, Mr. Decarie was Senior Vice President with Integra LifeSciences Corporation, a medical products company.

     Brian J. Kane. Mr. Kane was appointed Vice President of New Business Development of the Company in January 2001. He had been Vice President of New Business Development and Marketing since December 1997. He joined the Company as Vice President of Marketing in 1986.

     Colleen M. Olson. Ms. Olson has been Vice President of Corporate Administrative Operations of the Company since May 1991. She has been involved in the administration operations of the Company since 1980.

Item 2. Properties

     The Company’s operations are all conducted in its 110,000 square foot building in Chaska, Minnesota. The Company completed an expansion of its facility during fiscal 1998. The Company leases local office space for its three foreign subsidiaries.

Item 3. Legal Proceedings

     In March 2000, the Company was served with a lawsuit in the Federal District Court for the District of Massachusetts by The Straumann Company alleging unfair competition and trade dress infringement surrounding the Company’s STAGE-1 Single Stage Implant System. Straumann Company moved for a preliminary injunction, seeking a court order prohibiting Lifecore’s continued sale of STAGE-1 Single Stage Implants. The federal court denied Straumann’s motion, ruling that Straumann had failed to prove that the claimed “trade dress” was nonfunctional in nature. The Company has filed a motion with the court for summary judgement, seeking dismissal of all claims. The Company believes the lawsuit is without merit and intends to vigorously defend this position.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock is traded on the Nasdaq National Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 2001 and 2000 the range of high and low closing sale prices of the Common Stock on the Nasdaq National Market.

Fiscal year	Low	High

2001

First Quarter	$7.06	$8.50

Second Quarter	3.69	7.88

Third Quarter	4.00	6.69

Fourth Quarter	3.88	7.20

2000

First Quarter	$8.75	$13.75

Second Quarter	11.25	21.50

Third Quarter	6.75	23.75

Fourth Quarter	5.63	9.50

     The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance its business. The Company has a loan agreement that restricts its ability to pay dividends. See Note D to Consolidated Financial Statements.

     At August 22, 2001, the Company had 634 shareholders of record.

Recent Sales of Unregistered Securities

     On April 2, 2001, the Company issued 20,973 shares of common stock to Lancet Software Development, Inc. (“Lancet”). On June 20, 2001, the Company issued an additional 23,152 shares of common stock to Lancet. The shares of common stock were issued to Lancet in exchange for consulting services relating to the development of the Company’s e-Commerce website. The aggregate value of each issuance of stock was $100,000 and $127,000, respectively. The issuances were completed pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On August 2, 2001, the Company issued 40,161 shares of common stock, with an aggregate value of $200,000, to Dr. Thomas Kallus and 29,436 shares of common stock, with an aggregate value of $146,600, to Mr. Mattias Molin. The shares were issued in connection with the acquisition of shares of Lifecore Biomedical AB held by such individuals. The issuances were completed pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

     The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 2001 has been derived from the Company’s Consolidated Financial Statements audited by Grant Thornton LLP, independent certified public accountants. Such data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		Years Ended June 30,

	2001	2000	1999	1998	1997

Statements of Operations Data:

Net sales	$34,136	$32,823	$27,321	$25,570	$18,913

Costs of goods sold	18,487	17,618	10,768	10,941	9,052

Gross profit	15,649	15,205	16,553	14,629	9,861

Operating expenses

Research and development	4,704	4,213	3,557	4,940	3,703

Marketing and sales	9,284	7,907	7,164	6,889	5,464

General and administrative	4,633	3,847	3,534	3,345	2,986

	18,621	15,967	14,255	15,174	12,153

Operating income (loss)	(2,972)	(762)	2,298	(545)	(2,292)

Other income (expense)	(729)	(837)	(722)	778	1,259

Net income (loss)	$(3,701)	$(1,599)	$1,576	$233	$(1,033)

Net income (loss) per common share

Basic	$(.29)	$(.13)	$.13	$.02	$(.08)

Diluted	$(.29)	$(.13)	$.13	$.02	$(.08)

Weighted average common and common equivalent shares outstanding

Basic	12,631	12,489	12,398	12,269	12,179

Diluted	12,631	12,489	12,508	12,568	12,179

	As of June 30,

	2001	2000	1999	1998	1997

Balance Sheet Data:

Working capital	$14,210	$15,530	$16,649	$17,084	$26,848

Total assets	62,696	66,108	68,797	66,948	65,509

Long-term obligations	6,249	6,477	6,720	6,658	7,596

Shareholders’ equity	52,056	55,421	55,471	53,299	52,096

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company manufactures biomaterials and medical devices for use in various surgical markets and also provides specialized contract aseptic manufacturing services. The Company operates through two business segments, the Hyaluronan Division and the Oral Restorative Division.

     The Company has a number of relationships with corporate partners relating to the development and marketing of hyaluronan-based products for a variety of medical applications, as well as certain non-hyaluronan-based applications that utilize the Company’s specialized manufacturing capabilities. Currently, the primary commercial application for the Company’s hyaluronan is as a component in ophthalmic surgical products marketed by Alcon for cataract surgery. Sales to Alcon are made under a supply agreement that extends through December 31, 2002. The agreement contains minimum purchase requirements totaling $2.5 million in each of calendar years 2001 and 2002. The Company supplied B&L with aseptically packaged syringes under a supply agreement that ended on December 31, 2000. Initial sales of INTERGEL Solution occurred during fiscal 1998, as GYNECARE, the women’s healthcare division of ETHICON, INC. began marketing INTERGEL Solution in Europe. Sales of INTERGEL Solution in the United States are dependent upon Pre-Market Approval by the FDA.

     The Company’s Oral Restorative Division markets a comprehensive line of titanium-based dental implants for tooth replacement therapy. The Oral Restorative Division also manufactures and markets synthetic bone graft substitute products for the restoration of bone tissue deterioration resulting from periodontal disease and tooth loss. The Oral Restorative Division also markets other products for the regeneration of bone and soft tissue. The Division’s products are marketed in the United States through the Company’s direct sales force; in Italy through the Company’s subsidiary, Lifecore Biomedical SpA, in Germany through the Company’s subsidiary, Lifecore Biomedical GmbH, in Scandinavia through the Company’s subsidiary, Lifecore Biomedical AB, and in other countries through distributors.

Results of Operations

Year ended June 30, 2001 compared with year ended June 30, 2000

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2001	2000	2001	2000	2001	2000

Net sales	$14,185,000	$12,765,000	$19,951,000	$20,058,000	$34,136,000	$32,823,000

Cost of goods sold	10,258,000	9,002,000	8,229,000	8,616,000	18,487,000	17,618,000

Gross profit	3,927,000	3,763,000	11,722,000	11,442,000	15,649,000	15,205,000

Operating expenses

Research and development	3,674,000	3,556,000	1,030,000	657,000	4,704,000	4,213,000

Marketing and sales	206,000	139,000	9,078,000	7,768,000	9,284,000	7,907,000

General and administrative	1,771,000	1,514,000	2,862,000	2,333,000	4,633,000	3,847,000

	5,651,000	5,209,000	12,970,000	10,758,000	18,621,000	15,967,000

Operating income (loss)	$(1,724,000)	$(1,446,000)	$(1,248,000)	$684,000	$(2,972,000)	$(762,000)

     Net Sales. Net sales increased $1,313,000 or 4% in fiscal 2001 from fiscal 2000. Hyaluronan Division sales increased $1,420,000 or 11% while the Oral Restorative Division sales decreased $107,000.

     The increase in hyaluronan sales was due to an increase in sales of ophthalmic products and an increase from other Hyaluronan Division customers in fiscal 2001 compared to fiscal 2000. Sales of ophthalmic products to Alcon were $6,406,000 in fiscal 2001 compared with $5,981,000 for fiscal 2000. Sales to a second customer for an aseptically packaged hyaluronan solution increased by $1,610,000 in fiscal 2001 compared to fiscal 2000.

     Oral Restorative sales decreased to $19,951,000 in fiscal 2001 from $20,058,000 in fiscal 2000. Sales in the domestic market declined due to the end of the Alloderm Graft distribution agreement in July 2000. When sales of Alloderm Graft are adjusted out of the two years, the domestic market grew by 8%. Sales in the international markets increased by 12%, mainly from the addition of the German subsidiary. The Company continues to experience growth in the STAGE-1 Single Stage Implant System and in the RBM coated implant lines.

     Gross profit. Consolidated gross profit, as a percentage of net sales, was 46% in both fiscal 2001 and fiscal 2000. The gross profit for the Hyaluronan Division decreased to 28% in fiscal 2001 from 29% in fiscal 2000. Charges for unused capacity, associated with the Company’s hyaluronan production as a result of an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA, were $2.7 million in fiscal 2001 and $3.2 million in fiscal 2000. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until marketing approval for INTERGEL Solution is achieved and production levels are increased. Gross profit for the Oral Restorative Division increased to 59% in fiscal 2001 from 57% in fiscal 2000. The increase is the result of product mix; sales of the lower margin Alloderm Graft product were less in fiscal 2001.

     Research and development. Research and development expenses increased $491,000 or 12% in fiscal 2001 from fiscal 2000. The increase resulted principally from product development costs for the RBM STAGE-1 Single Stage Implant that was introduced in March 2001 and from the consulting and related expenses associated with the ongoing regulatory process with the FDA for INTERGEL Solution.

     Marketing and sales. Marketing and sales expenses increased by $1,377,000 or 17% in fiscal 2001 from fiscal 2000. The increase was due mainly to the development and execution of new products, promotions and customer training programs for the Oral Restorative Division and costs associated with operating Lifecore GmbH.

     General and administrative. General and administrative expenses increased by $786,000 or 20% in fiscal 2001 from fiscal 2000. The increase is principally from costs associated with operating Lifecore Germany and higher legal and health insurance expenses in the current period as compared to the same period of last fiscal year.

     Other income (expense). Interest expense was lower in fiscal 2001 compared to 2000 mainly from a lower level of borrowings on the line of credit in fiscal 2001. A higher level of cash available for investment in fiscal 2001 contributed to the increase in interest income.

Year ended June 30, 2000 compared with year ended June 30, 1999

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2000	1999	2000	1999	2000	1999

Net sales	$12,765,000	$8,190,000	$20,058,000	$19,131,000	$32,823,000	$27,321,000

Cost of goods sold	9,002,000	3,495,000	8,616,000	7,273,000	17,618,000	10,768,000

Gross profit	3,763,000	4,695,000	11,442,000	11,858,000	15,205,000	16,553,000

Operating expenses

Research and development	3,556,000	2,937,000	657,000	620,000	4,213,000	3,557,000

Marketing and sales	139,000	108,000	7,768,000	7,056,000	7,907,000	7,164,000

General and administrative	1,514,000	1,438,000	2,333,000	2,096,000	3,847,000	3,534,000

	5,209,000	4,483,000	10,758,000	9,772,000	15,967,000	14,255,000

Operating income (loss)	$(1,446,000)	$212,000	$684,000	$2,086,000	$(762,000)	$2,298,000

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

     Gross profit. Consolidated gross profit, as a percentage of net sales, decreased to 46% in fiscal 2000 from 61% in fiscal 1999. The gross profit for the Hyaluronan Division decreased to 29% in fiscal 2000 from 57% in fiscal 1999. Charges for unused capacity, associated with the Company’s hyaluronan production as a result of an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA, were $3.2 million in fiscal 2000. Gross profit for the Oral Restorative Division decreased to 57% in fiscal 2000 from 62% in fiscal 1999. The decrease is the result of higher overhead expenses, mainly associated with the introduction of the STAGE-1 Single Stage Implant System, which was introduced domestically in September 1999.

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

     For information regarding the Company’s international sales and identifiable assets of each of its two business segments, see Note J to Consolidated Financial Statements.

Liquidity and Capital Resources

     Inventories consist mainly of finished hyaluronan powder and oral restorative products and related raw materials. The portion of finished hyaluronan inventory that is not expected to be consumed within the next twelve months is classified as long-term. The finished hyaluronan inventory is maintained in a frozen state and has a shelf life in excess of five years. Total inventory decreased by $3,597,000 and $109,000 in fiscal 2001 and 2000 as the Company shut down production of hyaluronan powder and INTERGEL Solution after the January 2000 FDA Advisory Panel meeting. Existing inventory has been utilized to fulfill customer orders.

     While the Company had positive cash flow from operations in fiscal 2001 and 2000, the Company had a significant operating cash flow deficit in fiscal 1999. As the Hyaluronan Division’s production levels increase, its related production efficiencies will increase. However, charges for unused capacity associated with the Company’s hyaluronan production have negatively impacted operating results in fiscal 2001 and 2000. These charges are a result of an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until marketing approval for INTERGEL Solution is achieved and production levels increase. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased.

     On March 15, 2001, the Company entered into an agreement with Lancet Software Development, Inc. whereby Lancet agreed to develop an eCommerce site for the Company to market its products worldwide. Payments due under the agreement may be made in the form of the Company’s common stock or cash, at the option of the Company. In April 2001, the Company issued an aggregate of 20,973 shares of common stock to Lancet as the first progress payment under the agreement. In June 2001, the Company issued an aggregate of 23,152 shares of common stock to Lancet as the second progress payment under the agreement. The number of shares issued to Lancet was determined using a formula based on the quoted market value of the common stock as determined on the Nasdaq National Market. Under the terms of the agreement, Lancet exercised the right to have the shares registered for sale. Registration Statements on Form S-3 were filed and declared effective by the Securities and Exchange Commission in April and August 2001.

     In March 2000, the Company issued an aggregate of 118,238 shares of common stock as payment for a $1,200,000 note payable, plus interest, to Bridger Biomed, Inc. under the formula described in the note. Under the terms of the note payable entered into in May 1997, the Company had the right to choose whether it would pay the note in cash or the Company’s common stock. The recipients of the shares exercised their right to have the shares registered for sale. A Registration Statement on Form S-3 was filed and declared effective by the Securities and Exchange Commission in March 2000.

     The loan agreement between the Company and the holder of the industrial development revenue bonds issued to finance the Company’s Chaska, Minnesota facility was amended in May 2001 to waive the fixed charge coverage ratio and the cash flow coverage ratio through June 30, 2002. With respect to certain of these covenants, the Company may be required to obtain further waivers for fiscal 2003. There can be no assurance that future waivers will be granted to the Company.

     The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 6.75% and 9.50% at June 30, 2001 and 2000, respectively. The agreement has a maturity date of December 28, 2001. At June 30, 2001 and 2000 there was no outstanding balance under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and liabilities to tangible net worth ratio. At June 30, 2001, the Company was in compliance with all covenants.

     The Company’s ability to generate positive cash flow from operations and achieve ongoing profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products and the early stage of certain of these markets. Similarly, expansion of the Company’s Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. The Company expects its cash generated from anticipated operations and the availability of the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations. While the Company’s capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

Cautionary Statement

     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, in the Letter to Shareholders contained in the Annual Report to Shareholders, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) obtaining the necessary PMA from the FDA for INTERGEL Solution, and of other new hyaluronan products; (ii) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (iii) possible limitations on the Company’s ability to meet anticipated significant commercial demand for INTERGEL Solution on a timely basis; (iv) the uncertainty of the possible outcome of the litigation with The Straumann Company regarding the STAGE-1 Single Stage Implant System, (v) intense competition in the markets for the Company’s principal products and (vi) other factors discussed in the risk factors filed as Exhibit 99 to this Form 10-K. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The Company invests its excess cash in money market mutual funds and highly rated corporate debt securities. All investments are held-to-maturity. The market risk on such investments is minimal. Receivables from sales to foreign customers are denominated in U.S. Dollars. Transactions at the Company’s foreign subsidiaries, Lifecore Biomedical SpA, Lifecore Biomedical GmbH and Lifecore Biomedical AB, are in Italian Lira, Deutsche Marks and Swedish Krona, respectively. Lifecore Biomedical SpA and Lifecore Biomedical GmbH switched to the Euro for transactions after July 1, 2001. The Company has historically had minimal exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. The Company’s outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company’s long-term debt.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements are listed under Item 14 of this report. Summarized unaudited quarterly financial data for 2001 and 2000 is as follows:

			Quarter

	First	Second		Third	Fourth

Year ended June 30, 2001

Net sales	$7,896,000		$8,717,000	$8,627,000	$8,896,000

Gross profit	3,728,000		4,009,000	4,195,000	3,717,000

Net loss	(606,000)		(561,000)	(621,000)	(1,913,000)

Net loss per share

Basic	$(.05)	$	(. 04)	$(.05)	$(.15)

Diluted	$(.05)	$	(. 04)	$(.05)	$(.15)

Weighted average common and common equivalent shares outstanding

Basic	12,611,499		12,622,249	12,626,257	12,657,958

Diluted	12,611,499		12,622,249	12,626,257	12,657,958

Year ended June 30, 2000

Net sales	$7,140,000		$8,527,000	$8,205,000	$8,951,000

Gross profit	4,177,000		4,611,000	3,025,000	3,392,000

Net income (loss)	114,000		388,000	(927,000)	(1,174,000)

Net income (loss) per share

Basic	$.01	$	. 03	$(.07)	$(.09)

Diluted	$.01	$	. 03	$(.07)	$(.09)

Weighted average common and common equivalent shares outstanding

Basic	12,417,832		12,424,252	12,497,650	12,606,076

Diluted	12,565,395		12,775,079	12,497,650	12,606,076

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning director nominees is set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders to be held November 15, 2001, which is incorporated herein by reference. See also “Executive Officers of the Registrant” in Item 1 above.

Item 11. Executive Compensation

     Information concerning executive compensation is set forth in the section entitled “Executive Compensation” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Security ownership of certain owners and management is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of the report

1.	Consolidated Financial Statements

Form 10-K
Page Reference

	Report of Independent Certified Public Accountants	F-1

	Consolidated Balance Sheets — June 30, 2001 and 2000	F-2

	Consolidated Statements of Operations — years ended June 30, 2001, 2000 and 1999	F-4

	Consolidated Statements of Cash Flows — years ended June 30, 2001, 2000 and 1999	F-5

	Consolidated Statements of Shareholders’ Equity — years ended June 30, 2001, 2000 and 1999	F-6

	Notes to Consolidated Financial Statements	F-7 through F-17

2.	Consolidated Financial Statement Schedules

	Schedule II — Valuation and Qualifying Accounts	S-1

(b) Reports on Form 8-K
None

(c) Exhibits and Exhibit Index

Description

2.1	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (Pursuant to Rule 24b-2, certain portions of this Exhibit have been deleted and filed separately with the Commission) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Loan Agreement dated as of September 1, 1990 between the City of Chaska and the Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990) as amended on June 10, 1991 and July 24, 1991 (incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to Form 1991 S-2 Registration Statement [File No. 33-41291]) as amended on August 3, 1992 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1992) as amended on July 28, 1994 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1994), as amended on July 27, 1995 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1995), as amended on July 8, 1996, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1996), as amended on July 1, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1997), as amended on June 5, 1998, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1998), as amended on June 10, 1999, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1999), as amended on June 8, 2000, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2000), as amended on May 24, 2001, filed herewith

10.2	Trust Indenture dated as of September 1, 1990 from the City of Chaska to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.3 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.3	Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of September 1, 1990 from the Company to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.4 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.4	Contract for Private Redevelopment dated as of September 1, 1990 between the Company and Chaska Economic Development Authority (incorporated by reference from Exhibit 4.5 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.5	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.6*	Employment Agreement dated June 10, 1991 with James W. Bracke (incorporated by reference to Exhibit 10.11 to 1991 S-2 Registration Statement [File No. 33-41291]), as amended by letter agreement dated on August 14, 1995 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 1995), as amended by letter agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1997)

Description

10.7	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.8*	1987 Stock Option Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-26065])

10.9*	1990 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-32984])

10.10*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.11	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.12*	1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement [File No. 333-18515])

10.13	Supply Agreement dated December 7, 1994 between Lifecore Biomedical, Inc. and IOLAB Corporation (now Bausch & Lomb Surgical) (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended June 30, 1995)

10.14	Credit and Security Agreement, dated December 28, 1998, between the U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1998)

10.15	Amendment No. 1 to Credit and Security Agreement dated February 7, 2000 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2000)

10.16	Amendment No. 2 to Credit and Security Agreement dated July 21, 2000 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2000)

10.17	Amendment No. 3 to Credit and Security Agreement dated August 21, 2001 between U.S. Bank National Association and the Company, filed herewith

23.1	Consent of Grant Thornton LLP

99	Risk Factors

*	Denotes management contract or compensatory plan, contract or arrangement.

25

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated: September 20, 2001	By /s/ James W. Bracke James W. Bracke, Ph.D. President, Chief Executive Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Dated: September 20, 2001	By /s/ Dennis J. Allingham Dennis J. Allingham Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: September 20, 2001	By /s/ James W. Bracke James W. Bracke, Ph.D. President, Chief Executive Officer (principal executive officer), Secretary and Director

Dated: September 20, 2001	By /s/ Orwin L. Carter Orwin L. Carter Director

Dated: September 20, 2001	By /s/ Joan L. Gardner Joan L. Gardner Director

Dated: September 20, 2001	By /s/ Thomas H. Garrett Thomas H. Garrett Director

Dated: September 20, 2001	By /s/ John C. Heinmiller John C. Heinmiller Director

Dated: September 20, 2001	By /s/ Richard W. Perkins Richard W. Perkins Director

Dated: September 20, 2001	By /s/ Mark T. Sellnow Mark T. Sellnow Controller (principal accounting officer)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
   Lifecore Biomedical, Inc.

     We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II of Lifecore Biomedical, Inc. and subsidiaries for each of the three years in the period ended June 30, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota July 27, 2001 (except for Note K, as to which the date is September 6, 2001)

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
June 30,

ASSETS

	2001	2000

CURRENT ASSETS

Cash and cash equivalents	$2,310,000	$1,101,000

Accounts receivable, less allowances	6,923,000	5,616,000

Inventories	8,693,000	12,290,000

Prepaid expenses	675,000	733,000

Total current assets	18,601,000	19,740,000

PROPERTY, PLANT AND EQUIPMENT — AT COST

Land	249,000	249,000

Building	23,924,000	23,921,000

Equipment	15,425,000	14,783,000

Land and building improvements	3,429,000	3,381,000

	43,027,000	42,334,000

Less accumulated depreciation	(14,590,000)	(11,982,000)

	28,437,000	30,352,000

OTHER ASSETS

Intangibles	4,605,000	5,286,000

Security deposits	854,000	847,000

Inventories	9,368,000	9,368,000

Other	831,000	515,000

	15,658,000	16,016,000

	$62,696,000	$66,108,000

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS — (Continued)
June 30,

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2001	2000

CURRENT LIABILITIES

Current maturities of long-term obligations	$227,000	$243,000

Accounts payable	3,057,000	2,550,000

Accrued compensation	796,000	768,000

Accrued expenses	311,000	347,000

Customers’ deposits	—	302,000

Total current liabilities	4,391,000	4,210,000

LONG-TERM OBLIGATIONS	6,249,000	6,477,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock – authorized, 25,000,000 shares of $1.00 stated value; none issued	—	—

Preferred stock, Series A Junior Participating — authorized, 500,000 shares of $1.00 par value; none issued	—	—

Common stock – authorized, 50,000,000 shares of $.01 stated value; issued and outstanding, 12,679,127 and 12,606,124 shares at June 30, 2001 and 2000	127,000	126,000

Additional paid-in capital	87,561,000	87,226,000

Accumulated deficit	(35,632,000)	(31,931,000)

	52,056,000	55,421,000

	$62,696,000	$66,108,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS
Years ended June 30,

	2001	2000	1999

Net sales	$34,136,000	$32,823,000	$27,321,000

Cost of goods sold	18,487,000	17,618,000	10,768,000

Gross profit	15,649,000	15,205,000	16,553,000

Operating expenses

Research and development	4,704,000	4,213,000	3,557,000

Marketing and sales	9,284,000	7,907,000	7,164,000

General and administrative	4,633,000	3,847,000	3,534,000

	18,621,000	15,967,000	14,255,000

Operating income (loss)	(2,972,000)	(762,000)	2,298,000

Other income (expense)

Interest income	202,000	86,000	190,000

Interest expense	(807,000)	(876,000)	(912,000)

Other	(124,000)	(47,000)	—

	(729,000)	(837,000)	(722,000)

NET INCOME (LOSS)	$(3,701,000)	$(1,599,000)	$1,576,000

Net income (loss) per common share
Basic	$(.29)	$(.13)	$.13

Diluted	$(.29)	$(.13)	$.13

Weighted average common and common equivalent shares outstanding
Basic	12,630,990	12,488,687	12,398,010

Diluted	12,630,990	12,488,687	12,508,069

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30,

	2001	2000	1999

Cash flows from operating activities:

Net income (loss)	$(3,701,000)	$(1,599,000)	$1,576,000

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	3,306,000	3,301,000	3,104,000

Allowance for doubtful accounts	(49,000)	(186,000)	26,000

Loss on sale of property, plant and equipment	—	14,000	—

Changes in operating assets and liabilities Accounts receivable	(1,258,000)	1,299,000	(2,523,000)

Inventories	3,597,000	109,000	(6,074,000)

Prepaid expenses	58,000	(241,000)	11,000

Accounts payable	507,000	937,000	(2,170,000)

Accrued liabilities	(8,000)	(503,000)	242,000

Customers’ deposits	(302,000)	302,000	—

Net cash provided by (used in) operating activities	2,150,000	3,433,000	(5,808,000)

Cash flows from investing activities:

Purchases of property, plant and equipment	(693,000)	(1,001,000)	(1,610,000)

Proceeds from sale of property, plant and equipment	—	15,000	—

Purchases of intangibles	(17,000)	(33,000)	(97,000)

Purchases of investments	—	—	(2,485,000)

Maturities of investments	—	—	6,438,000

Decrease (increase) in security deposits	(7,000)	(6,000)	7,000

Decrease (increase) in other assets	(81,000)	(69,000)	126,000

Net cash provided by (used in) investing activities	(798,000)	(1,094,000)	2,379,000

Cash flows from financing activities:

Payments of long-term obligations	(244,000)	(258,000)	(133,000)

Advance (payments) on line of credit	—	(1,883,000)	1,883,000

Proceeds from stock options exercised	101,000	359,000	131,000

Net cash provided by (used in) financing activities	(143,000)	(1,782,000)	1,881,000

Net increase (decrease) in cash and cash equivalents	1,209,000	557,000	(1,548,000)

Cash and cash equivalents at beginning of year	1,101,000	544,000	2,092,000

Cash and cash equivalents at end of year	$2,310,000	$1,101,000	$544,000

Supplemental disclosure of cash flow information:

Cash paid during the year for:

Interest	$807,000	$940,000	$726,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock

			Additional
	Shares		Paid-In	Accumulated
	Issued	Amount	Capital	Deficit

Balances at July 1, 1998	12,321,709	$123,000	$85,084,000	$(31,908,000)

Exercise of stock options and employee stock purchase savings plan	66,607	1,000	345,000	—

Issuance of common stock as payment of debt	28,413	—	250,000	—

Net income for the year ended June 30, 1999	—	—	—	1,576,000

Balances at June 30, 1999	12,416,729	124,000	85,679,000	(30,332,000)

Exercise of stock options and employee stock purchase savings plan, net of 4,000 shares surrendered in payment	71,157	1,000	462,000	—

Issuance of common stock as payment of debt	118,238	1,000	1,085,000	—

Net loss for the year ended June 30, 2000	—	—	—	(1,599,000)

Balances at June 30, 2000	12,606,124	126,000	87,226,000	(31,931,000)

Exercise of stock options and employee stock purchase savings Plan	28,878	—	101,000	—

Issuance of common stock as payment for services	44,125	1,000	234,000	—

Net loss for the year ended June 30, 2001	—	—	—	(3,701,000)

Balances at June 30, 2001	12,679,127	$127,000	$87,561,000	$(35,632,000)

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Lifecore Biomedical, Inc. (the “Company”), manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through OEM and contract manufacturing alliances in the fields of general surgery, ophthalmology, veterinary and wound management. The Oral Restorative Division markets its products through direct sales in the United States, Italy, Germany and Sweden and through distributors in other foreign countries.

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

     The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 2001 and 2000, substantially all of the Company’s cash and cash equivalents were invested in a money market fund.

3.	Accounts Receivable

     The Company extends credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers. The Company’s customers are located primarily throughout the United States, Asia, Europe and South America. Accounts receivable balances from customers located in Asia, Europe and South America were 11%, 29% and 9% of total receivables at June 30, 2001 and 8%, 15% and 12% of total receivables at June 30, 2000. The Company maintains allowances for potential credit losses, which were $145,000 and $186,000 at June 30, 2001 and 2000.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

	As of June 30,

	2001	2000

Raw materials	$3,150,000	$3,833,000

Work-in-process	358,000	255,000

Finished goods	14,553,000	17,570,000

	$18,061,000	$21,658,000

5.	Depreciation

     Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Depreciation expense was approximately $2,608,000, $2,603,000 and $2,519,000 for the years ended June 30, 2001, 2000 and 1999. Lives used in straight-line depreciation for financial reporting purposes are as follows:

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

     On an ongoing basis, the Company reviews the valuation and amortization of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. The cost of the technology and regulatory rights and the goodwill are being amortized on the straight-line method over 15 years, their estimated useful lives. The cost of the customer list is being amortized on the straight-line method over 5 years. Accumulated amortization of intangibles was $4,342,000 and $3,644,000 at June 30, 2001 and 2000.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations.” SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

date of acquisition is after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company does not expect SFAS No. 141 to have an impact on the Company’s financial statements.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for the purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of this new statement on its consolidated financial position and results of operations and has not yet determined the impact of adoption.

7.	Other Assets

     Included within other assets are costs incurred to register patents and trademarks, which are capitalized as incurred. Amortization of these costs commences when the related patent or trademark is granted. The costs are amortized over the estimated useful life of the patent or trademark, not to exceed 17 years. Patents and trademarks consist of the following:

	As of June 30,

	2001	2000

Patents and trademarks	$377,000	$333,000

Less accumulated amortization	(162,000)	(144,000)

	$215,000	$189,000

8.	Revenue Recognition and Product Warranty

     The Company recognizes revenue when product is shipped or otherwise accepted by the customer. Under the terms of a contract covering sales of ophthalmic hyaluronan, the Company’s product is under warranty against non-compliance with product specifications. A provision is made for the estimated cost of replacing or further processing any product not complying with the warranted product specifications.

9.	Net Income (Loss) Per Common Share

     The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the fiscal year ended June 30, 1999, 110,059 shares of common stock equivalents were included in the computation of diluted net income per share. For the fiscal years ended June 30, 2001 and 2000, the common share equivalents that would have been included in the computation of diluted net income per share were 21,448 and 177,558, had net income been achieved.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

     Options to purchase 2,580,065, 1,480,836, and 1,359,943 shares of common stock with a weighted average exercise price of $12.67, $16.52 and $16.53 were outstanding at June 30, 2001, 2000, and 1999, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

NOTE B — ACQUISITION OF TEFGEN REGENERATIVE MEMBRANE PRODUCT LINE

     In May 1997, the Company acquired the technology and regulatory rights in the TefGen membrane product line from Bridger Biomed, Inc. As consideration for the $2,400,000 acquisition price, the Company paid $800,000 in cash and issued a 6% note payable for $1,600,000. The agreement contained the option for the Company to satisfy the principal payments in cash or the Company’s common stock. The Company exercised its option to make the July 1998 principal payment of $400,000 plus interest in the form of the Company’s common stock, and accordingly, 28,413 shares of common stock were issued in July 1998 under the formula described in the note. The remaining $1,200,000 principal payment plus interest was paid in March 2000 through the issuance of 118,238 shares of common stock under the formula described in the note. The cost of the technology and regulatory rights is being amortized on a straight-line basis over 15 years.

NOTE C — LINE OF CREDIT

     The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 6.75% and 9.50% at June 30, 2001, and 2000, respectively. The agreement has a maturity date of December 28, 2001. At June 30, 2001 and 2000 there was no balance outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and liabilities to tangible net worth ratio. At June 30, 2001, the Company was in compliance with all covenants.

NOTE D — LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

	As of June 30,

	2001	2000

Industrial development revenue bonds	$6,369,000	$6,479,000

Notes payable	98,000	205,000

Other	9,000	36,000

	6,476,000	6,720,000

Less current maturities	(227,000)	(243,000)

	$6,249,000	$6,477,000

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE D — LONG-TERM OBLIGATIONS — (continued)

Industrial Development Revenue Bonds

     In 1990, the Company completed a $7,000,000 transaction to finance its manufacturing and administrative facility through the issuance of 30-year industrial development revenue bonds by the municipality where the facility is located. The bonds are collateralized by a first mortgage on the facility and bear interest at 10.25%. The Company is required to make debt service payments on the bonds of approximately $775,000 per year through 2021. The payments are required to be made monthly to a sinking fund. At June 30, 2001 and 2000, the Company had approximately $700,000 on deposit with the bond trustee to cover the reserve fund requirement. The Company has the right to redeem the bonds upon the payment of the outstanding principal balance plus accrued interest and a premium. The premium is 5% of the principal amount during the year commencing September 1, 2001 and declines during subsequent years.

     The terms of the loan agreement require the Company to comply with various financial covenants including minimum current ratio, fixed charges coverage and cash flow coverage requirements and maximum debt to net worth limitation. The fixed charges coverage and cash flow coverage requirements have been waived by the bondholder through fiscal 2002. The debt to net worth ratio covenant has the effect of restricting the payment of cash dividends or repurchases of common stock.

Notes Payable

     In April 1999, the Company issued a non-interest bearing note payable in the amount of $375,000 to a former distributor in exchange for a customer list. Annual payments of $125,000 were made in March 2001 and 2000. The final payment of $125,000 is due in March 2002. The Company is using an effective interest rate of 8% to impute interest on the note payable.

     The aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:

2002	$227,000

2003	135,000

2004	145,000

2005	165,000

2006	180,000

Thereafter	5,624,000

$6,476,000

NOTE E — CUSTOMERS’ DEPOSITS

     In December 1999, the Company received a $5,000,000 cash advance from Alcon Laboratories, Inc. (“Alcon”) against future contract purchases. As security for the cash advance, the Company granted Alcon a right to accelerate delivery of certain finished hyaluronan inventory limited to the amount that could be purchased by the outstanding cash advance based upon the contract price. At June 30, 2001, the cash advance had been reduced to zero through purchases.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE F — INCOME TAXES

     Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Deferred tax assets (liabilities) consist of the following at June 30:

	2001	2000

Deferred tax assets

Net operating loss carryforward	$10,048,000	$9,768,000

Tax credit carryforward	300,000	428,000

Inventories	1,728,000	2,071,000

Other	247,000	250,000

Total deferred tax assets	12,323,000	12,517,000

Deferred tax liabilities

Depreciation	(937,000)	(1,059,000)

Customer list	(156,000)	(164,000)

Total deferred tax liabilities	(1,093,000)	(1,223,000)

Net deferred tax asset before valuation allowance	11,230,000	11,294,000

Valuation allowance	(11,230,000)	(11,294,000)

Net deferred tax asset	$—	$—

     At June 30, 2001, the Company had net operating loss carryforwards of approximately $24,800,000 for tax reporting purposes, which expire as follows:

2005	$557,000

2006 — 2021	24,243,000

     The Company also has general business credit carryforwards of approximately $300,000, which expire in 2002 through 2016.

     Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to income (loss) before income taxes are as follows for fiscal years ending June 30:

	2001	2000	1999

U.S. federal statutory rate	34.0%	34.0%	(34.0)%

Change in valuation allowance	(34.0)	(34.0)	34.0

	—	—	—

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE G — SHAREHOLDERS’ EQUITY

Stock Option Plans

     The Company has three stock option plans. In November 1987, the shareholders adopted the 1987 Stock Plan (the “1987 Plan”) to provide for options to be granted to certain eligible salaried employees and non-employee members of the Board of Directors. A total of 300,000 shares of common stock are reserved for issuance under the 1987 Plan. In November 1990, the shareholders adopted the 1990 Stock Plan (the “1990 Plan”) to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1990 Plan. In November 1993, the 1990 Plan was amended to provide for a total of 1,000,000 shares of common stock reserved for issuance under the 1990 Plan. In November 1996, the shareholders adopted the 1996 Stock Plan (the “1996 Plan”) to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1996 Plan. A total of 3,000,000 shares of common stock are reserved for issuance under the 1996 Plan. Options will be granted under all plans at exercise prices that are determined by a committee as appointed by the Board of Directors. Options granted to date under all plans have been at fair market value. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

     Option transactions under the 1987, 1990 and 1996 Stock Plans during the three years ended June 30, 2001 are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at July 1, 1998	1,641,056	$14.83

Granted	332,000	9.23

Exercised	(61,680)	4.88

Canceled	(48,375)	15.78

Outstanding at June 30, 1999	1,863,001	14.12

Granted	416,000	13.13

Exercised	(60,857)	7.06

Canceled	(66,750)	13.96

Outstanding at June 30, 2000	2,151,394	14.12

Granted	762,600	7.39

Exercised	(22,000)	3.08

Canceled	(168,921)	9.08

Outstanding at June 30, 2001	2,723,073	$12.27

	Number of	Weighted Average
	Shares	Exercise Price

Options exercisable at June 30:

2001	1,644,019	$13.39

2000	1,258,517	14.18

1999	998,668	13.79

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE G — SHAREHOLDERS’ EQUITY — continued

     The following tables summarize information concerning currently outstanding and exercisable stock options:

Options Outstanding

Range of	Number	Weighted Average Remaining	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price

$3.63 - 5.44	117,508	7.3 years	$4.83

5.45 - 8.16	754,254	8.4 years	7.60

8.17 - 12.24	500,250	6.4 years	9.47

12.25 - 18.36	1,135,311	5.8 years	15.94

18.37 - 23.38	215,750	5.9 years	19.83

	2,723,073

Options Exercisable

Range of	Number	Weighted Average
Exercise Prices	Exercisable	Exercise Price

$3.63 - 5.44	43,108	$4.66

5.45 - 8.16	281,222	7.49

8.17 - 12.24	314,753	9.71

12.25 - 18.36	943,811	16.35

18.37 - 23.38	61,125	20.16

	1,644,019

     The weighted average fair value of options granted in 2001, 2000 and 1999 was $6.12, $10.70, and $6.10 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 2000: no dividend yield; risk-free rate of return of 6%; volatility of 91.7%, 98.7%, and 66.4%; and an average term of 6.0 years. The Company’s 1999 proforma net income and basic net income per share would have been $199,000 and $.02 and the 2001 and 2000 proforma net loss and basic net loss per share would have been $6,272,000 and $3,324,000 or $.50 and $.27 per share had the fair value method been used for valuing options granted during 1999, 2001 and 2000. These effects may not be representative of the future effects of applying the fair value method.

Employee Stock Purchase Savings Plan

     The 1990 Employee Stock Purchase Savings Plan (“ESPSP”) provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the anniversary date of such plan’s commencement or the termination date of the plan, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan year to purchase the stock. Since inception of the ESPSP a total of 123,317 shares have been issued, including 6,178 shares for approximately $29,000 in 2001, 14,050 shares for approximately $115,000 in 2000, and 4,227 shares for approximately $37,000 in 1999. At June 30, 2001, the Company had 26,683 shares reserved for future issuance under the ESPSP.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE G — SHAREHOLDERS’ EQUITY — continued

Shareholder Rights Plan

     In May 1996 the Board of Directors unanimously adopted a shareholder rights plan designed to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of any proposal to acquire the Company. The Board declared a distribution of one Right for each share of common stock outstanding on June 15, 1996. Each Right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of Lifecore at an initial exercise price of $110.00. Initially, the Rights will be attached to the common stock and will not be exercisable. They become exercisable only following the acquisition by a person or group, without the prior consent of the Company’s Board of Directors, of 15 percent or more of the Company’s voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 15 percent or more.

     In the event that the Rights become exercisable, each Right will entitle the holder to purchase, at the exercise price, common stock with a market value equal to twice the exercise price and, should the Company be acquired, each Right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Rights that are owned by the acquiring person would become void. In certain specified instances, the Company may redeem the Rights. If not redeemed, they will expire on June 15, 2006.

NOTE H — COMMITMENTS AND CONTINGENCIES

Royalty Agreements

     The Company has entered into agreements that provide for royalty payments based on a percentage of net sales of certain products. Royalty expense under these agreements was $165,000, $176,000 and $256,000 for the years ended June 30, 2001, 2000 and 1999.

Severance Agreements

     The Company has an agreement with each officer that provides severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum contingent liability under these agreements at June 30, 2001 is approximately $1,490,000.

NOTE I — EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit sharing plan for eligible employees. The Company, at the discretion of the Board of Directors, may set a matching percentage that is proportionate to the amount of the employees’ elective contributions each year. During the years ended June 30, 2001 and 2000, the Board of Directors authorized a company matching contribution to the plan of $60,000 and $61,000. During the year ended June 30, 1999, there were no Company contributions to the plan.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE J — SEGMENT INFORMATION

     The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products in the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon under such agreements were 19%, 18% and 10% of total sales in 2001, 2000 and 1999. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Italy, Germany and Sweden and primarily through distributorship arrangements in other foreign locations. Sales to customers located principally in Europe accounted for 40%, 31% and 26% of total Company sales during the years ended June 30, 2001, 2000 and 1999. The operations of the Company’s Italian subsidiary, Lifecore Biomedical SpA, and the Company’s German subsidiary, Lifecore Biomedical GmbH have not been material to the consolidated financial statements.

     Segment information for the Company is as follows:

	Years ended June 30,

	2001	2000	1999

Net sales

Hyaluronan products	$14,185,000	$12,765,000	$8,190,000

Oral restorative products	19,951,000	20,058,000	19,131,000

	$34,136,000	$32,823,000	$27,321,000

Operating income (loss)

Hyaluronan products	$(1,724,000)	$(1,446,000)	$212,000

Oral restorative products	(1,248,000)	684,000	2,086,000

	$(2,972,000)	$(762,000)	$2,298,000

Capital expenditures

Hyaluronan products	$336,000	$668,000	$1,373,000

Oral restorative products	357,000	333,000	237,000

	$693,000	$1,001,000	$1,610,000

Depreciation and amortization expense

Hyaluronan products	$2,074,000	$2,100,000	$2,281,000

Oral restorative products	1,232,000	1,201,000	823,000

	$3,306,000	$3,301,000	$3,104,000

	As of June 30,

	2001	2000

Identifiable assets

Hyaluronan products	$46,535,000	$49,951,000

Oral restorative products	13,851,000	15,056,000

General corporate	2,310,000	1,101,000

	$62,696,000	$66,108,000

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE K — AGREEMENTS

     Lifecore and ETHICON have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”).

     Under the terms of the ETHICON Agreement, ETHICON transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to Lifecore includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. Lifecore has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on INTERGEL Solution, a second-generation hyaluronan-based product. Lifecore has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

     The Company has made and continues to make a significant investment in the development and testing of INTERGEL Adhesion Prevention Solution, a product designed to reduce the incidence of postsurgical adhesions. The Company submitted an application for FDA Pre-Market Approval (“PMA”) in March 1999, which was accepted by the FDA in May 1999 for expedited review. In January 2000, an advisory panel to the FDA recommended to the FDA that INTERGEL Solution not be approved for use in the United States. After consulting with the FDA, the Company prepared and submitted a major amendment to the PMA in June 2000 to address concerns raised at the January 2000 panel meeting. After review of the amendment, FDA’s Office of Device Evaluation (“ODE”) determined that, while the results of clinical testing may appear to be encouraging, in their opinion there was not sufficient information to demonstrate reasonable assurance of safety and effectiveness. Thus, ODE concluded in November 2000 that the PMA was not approvable at that time and notified the Company of the option for Medical Devices Dispute Resolution Panel (“MDDRP”) review. That Panel reviewed the Company’s PMA in a public meeting on September 6, 2001. The Panel voted unanimously to recommend approval to the FDA’s Director of the Center for Devices and Radiological Health regarding INTERGEL Solution. That approval is expected to be forthcoming. However, even if the Company receives approval from the FDA, there can be no assurance that it will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

NOTE L — LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

NOTE M — RECLASSIFICATIONS

     Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Lifecore Biomedical, Inc. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

Column A	Column B	Column C		Column D		Column E

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at End
Description	of Period	Expenses	Accounts	Deductions		of Period

Year ended June 30, 2001 Accounts receivable Allowance	$186,000	$65,000	$—	$(106,000	)(A)	$145,000

Year ended June 30, 2000 Accounts receivable Allowance	372,000	110,000	—	(296,000	)(A)	186,000

Year ended June 30, 1999 Accounts receivable Allowance	346,000	63,000	—	(37,000	)(A)	372,000

(A)	Deductions represent accounts receivable balances written-off during the year.

S-1