Form 10-Q
period 2001-09-30
LIFECORE BIOMEDICAL INC
filed 2001-11-02
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

The number of shares outstanding of the registrant’s Common Stock, $.01 per value, as of October 22, 2001 was 12,757,633 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at
	September 30, 2001 and June 30, 2001	3
	Consolidated Condensed Statements of Operations for Three
	Months Ended September 30, 2001 and 2000	4
	Consolidated Condensed Statements of Cash Flows for
	Three Months Ended September 30, 2001 and 2000	5
	Notes to Consolidated Condensed Financial Statements	6-10
Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	11-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Part II.	Other Information
Item 6.	a. Exhibit Index	15
	b. Reports on Form 8-K	15
Signatures		16

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2001	2001

ASSETS
Current assets
Cash and cash equivalents	$504,000	$2,310,000
Accounts receivable, less allowances	7,884,000	6,923,000
Inventories	10,245,000	8,693,000
Prepaid expenses	976,000	675,000

	19,609,000	18,601,000
Property, plant and equipment
Land, building and equipment	43,247,000	43,027,000
Less accumulated depreciation	(15,249,000)	(14,590,000)

	27,998,000	28,437,000
Other assets
Goodwill	4,512,000	4,213,000
Acquired intangible assets	574,000	614,000
Security deposits	866,000	854,000
Inventories	7,487,000	9,368,000
Other	833,000	609,000

	14,272,000	15,658,000

	$61,879,000	$62,696,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$227,000	$227,000
Accounts payable	2,774,000	3,057,000
Accrued compensation	975,000	796,000
Accrued expenses	1,172,000	311,000

	5,148,000	4,391,000
Long-term obligations	6,219,000	6,249,000
Shareholders’ equity	50,512,000	52,056,000

	$61,879,000	$62,696,000

See accompanying notes to consolidated condensed financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	September 30,

	2001	2000

Net sales	$8,234,000	$7,896,000
Cost of goods sold	4,935,000	4,168,000

Gross profit	3,299,000	3,728,000
Operating expenses
Research and development	1,636,000	942,000
Marketing and sales	2,444,000	2,083,000
General and administrative	1,046,000	1,102,000

	5,126,000	4,127,000

Loss from operations	(1,827,000)	(399,000)
Other income (expense)
Interest income	68,000	63,000
Interest expense	(170,000)	(216,000)
Other	(3,000)	(54,000)

	(105,000)	(207,000)

Net loss	$(1,932,000)	$(606,000)

Net loss per common share
Basic	$(.15)	$(.05)

Diluted	$(.15)	$(.05)

Weighted average shares outstanding
Basic	12,747,618	12,611,499

Diluted	12,747,618	12,611,499

See accompanying notes to consolidated condensed financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(1,932,000)	$(606,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	743,000	788,000
Allowance for doubtful accounts	—	7,000
Changes in operating assets and liabilities
Accounts receivable	(961,000)	(481,000)
Inventories	329,000	525,000
Prepaid expenses	(302,000)	(5,000)
Accounts payable	(283,000)	(652,000)
Accrued liabilities	1,040,000	(22,000)
Customers’ deposits	—	(302,000)

Net cash used in operating activities	(1,366,000)	(748,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(220,000)	(128,000)
Purchases of investments	—	(1,989,000)
Maturities of investments	—	1,989,000
Purchases of intangibles	(51,000)	(7,000)
Other	(231,000)	38,000

Net cash used in investing activities	(502,000)	(97,000)
Cash flows from financing activities:
Payments of long-term obligations	(30,000)	(28,000)
Proceeds from stock issuance	92,000	45,000

Net cash provided by financing activities	62,000	17,000

Net decrease in cash and cash equivalents	(1,806,000)	(828,000)
Cash and cash equivalents at beginning of period	2,310,000	1,101,000

Cash and cash equivalents at end of period	$504,000	$273,000

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$166,000	$190,000

See accompanying notes to consolidated condensed financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2001

NOTE A — FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (the “Company”) develops, manufactures and markets biomaterials and medical devices for use in various surgical markets through two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through OEM and contract manufacturing alliances in the fields of gynecological surgery, ophthalmology, veterinary and wound management. The Oral Restorative Division markets its products through direct sales in the United States, Germany, Italy and Sweden and through 22 distributors in 35 foreign countries.

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

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the three month periods ended September 30, 2001 and 2000. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited consolidated condensed balance sheet as of June 30, 2001 has been derived from audited financial statements as of that date.

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

NOTE B — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic and oral restorative products. Inventories consist of the following:

	September 30,	June 30,
	2001	2001

	(Unaudited)
Raw materials	$3,753,000	$3,150,000
Work in process	352,000	358,000
Finished goods	13,627,000	14,553,000

	$17,732,000	$18,061,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont.)

September 30, 2001

NOTE C — GOODWILL AND INTANGIBLE ASSETS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Earlier adoption of SFAS 142 is permitted, and the Company has elected to adopt the provisions of SFAS 142 as of July 1, 2001. Major provisions of these Statements and their effective dates for the Company are as follows:

•	all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

•	intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

•	goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective July 1, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

•	effective July 1, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated, an impairment loss will be recognized;

•	all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company adopted the provisions of SFAS 142 as of July 1, 2001. Therefore, acquired goodwill is no longer amortized. The Company has completed a transitional fair value based impairment test of goodwill as of July 1, 2001. The fair value was estimated using the expected present value of future cash flows.

The changes in the carrying amount of goodwill for the quarter ended September 30, 2001, are as follows:

Oral
Restorative
Division

Balance as of July 1, 2001	$4,213,000
Goodwill acquired during period	339,000
Impairment loss	(40,000)

Balance as of September 30, 2001	$4,512,000

The acquired goodwill during the period resulted from the acquisition of 100% of Lifecore AB in Sweden. This acquisition is not considered material to the financial statements as a whole and does not meet the threshold for “significant subsidiary” under Regulation S-X. As a result, no historical or proforma financial statements for the acquisition are required. The impairment loss on previously acquired goodwill is not material to the financial statements as a whole and, accordingly, has been included in the operating loss for the quarter.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont.)

September 30, 2001

NOTE C — GOODWILL AND INTANGIBLE ASSETS — continued

The following table presents a reconciliation of net loss and net loss per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill amortization determined in accordance with the provisions of SFAS 142.

	As of September 30,

	2001	2000

Reported net loss	$(1,932,000)	$(606,000)
Add back: goodwill amortization	—	131,000

Adjusted net loss	$(1,932,000)	$(475,000)

Basic and diluted loss per share
Reported net loss	$(.15)	$(.05)
Goodwill amortization	—	.01

Adjusted net loss	$(.15)	$(.04)

Acquired intangible assets of the Company that have been determined to have a definite life and continue to be amortized as of September 30, 2001 are as follows:

	September 30, 2001

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Customer list	$726,000	$(363,000)
Patents and trademarks	378,000	(167,000)

Total	$1,104,000	$(530,000)

The aggregate amortization expense for the quarter ended September 30, 2001 was $42,000. The estimated amortization expense for the years ended June 30, 2002 through 2006 is as follows:

For the years
ended June 30,

2002	$167,000
2003	167,000
2004	130,000
2005	22,000
2006	22,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont.)

September 30, 2001

NOTE D — AGREEMENTS

The Company and ETHICON, INC., a Johnson & Johnson Company (“ETHICON”), have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”). Under the terms of the ETHICON Agreement, ETHICON transferred to the Company its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to the Company includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. The Company has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on GYNECARE INTERGEL Adhesion Prevention Solution. The Company has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by the Company within defined fields of use.

The Company has made a significant investment in the development and testing of GYNECARE INTERGEL Solution. The product PMA has been reviewed by the FDA’s Medical Devices Dispute Resolution Panel (MDDRP) which recommended its approval. The Director for FDA’s Center for Devices and Radiological Health has concurred with the MDDRP recommendation and agreed that product approval can proceed after finalization of product labeling. U.S. sales of INTERGEL Solution are expected to commence in the third quarter of fiscal 2002. However, there can be no assurance that this product will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

NOTE E — LINE OF CREDIT

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 6.0% at September 30, 2001 and 6.75% at June 30, 2001. The agreement has a maturity date of December 28, 2001. At September 30, 2001 and June 30, 2001, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and liabilities to tangible net worth ratio. At September 30, 2001 and June 30, 2001, the Company was in compliance with all covenants.

NOTE F — NET LOSS PER SHARE

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended September 30, 2001 and 2000 the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months ended September 30, 2001 and 2000, the common share equivalents that would have been included in the computation of diluted net income per share were 55,563 and 34,714, respectively.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont.)

September 30, 2001

NOTE F — NET LOSS PER SHARE — continued

Options to purchase 2,498,687 and 2,093,711 shares of common stock with a weighted average exercise price of $12.65 and $14.31 were outstanding at September 30, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares on such dates.

NOTE G — SEGMENT INFORMATION

The Company operates two business segments. The Hyaluronan Division develops, manufactures, and markets products containing hyaluronan. The Oral Restorative Division develops, manufactures and/or markets various oral restorative products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon Laboratories under such agreements were 19% of total sales in the three months ended September 30, 2001 and 2000. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Germany, Italy and Sweden and primarily through distributorship arrangements in other foreign locations. The operations of the Company’s subsidiaries, Lifecore Biomedical GmbH, Lifecore Biomedical SpA, and Lifecore Biomedical AB have not been material to the consolidated financial statements.

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2001. Segment information for sales and income (loss) from operations are as follows:

	Quarter ended September 30,

	2001	2000

Net sales
Hyaluronan products	$3,028,000	$3,415,000
Oral restorative products	5,206,000	4,481,000

	$8,234,000	$7,896,000

Income (loss) from operations
Hyaluronan products	$(1,564,000)	$1,000
Oral restorative products	(263,000)	(400,000)

	$(1,827,000)	$(399,000)

NOTE H — RECLASSIFICATIONS

Certain amounts from June 30, 2001 have been reclassified to conform to the September 30, 2001 presentation.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

	Hyaluronan		Oral Restorative
(Unaudited)	Division		Division		Consolidated

	2001	2000	2001	2000	2001	2000

Net sales	$3,028,000	$3,415,000	$5,206,000	$4,481,000	$8,234,000	$7,896,000
Cost of goods sold	2,697,000	2,269,000	2,238,000	1,899,000	4,935,000	4,168,000

Gross profit	331,000	1,146,000	2,968,000	2,582,000	3,299,000	3,728,000
Operating expenses
Research and development	1,433,000	699,000	203,000	243,000	1,636,000	942,000
Marketing and sales	62,000	42,000	2,382,000	2,041,000	2,444,000	2,083,000
General and administrative	400,000	404,000	646,000	698,000	1,046,000	1,102,000

	1,895,000	1,145,000	3,231,000	2,982,000	5,126,000	4,127,000

Income (loss) from operations	$(1,564,000)	$1,000	$(263,000)	$(400,000)	$(1,827,000)	$(399,000)

Net sales for the quarter ended September 30, 2001 increased $338,000 or 4% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter decreased $387,000 as compared to the same quarter of last fiscal year. The sales decrease was from lower ophthalmic and veterinary revenues in the current year. The year ago quarter included sales to Bausch & Lomb under a supply agreement that ended in December 2000. When sales to Bausch & Lomb are removed from the year ago quarter, Hyaluronan Division sales increased 3%. Oral restorative product sales for the current quarter increased 16% compared to the same quarter of last fiscal year. International oral restorative sales increased 28% over the year ago quarter, while domestic oral restorative sales increased 10% over the year ago quarter. The international sales increase was mainly from increased penetration and market growth.

Consolidated gross margin decreased to 40% for the current quarter from 47% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division decreased to 11% from 34% due to unused capacity costs associated with decreased hyaluronan production. That production has been slowed due to unexpected delays in the FDA review process of GYNECARE INTERGEL Solution for U.S. distribution. The gross margins in the Hyaluronan Division are expected to be negatively impacted until production efficiencies can be gained from GYNECARE INTERGEL Solution. The gross margin for the Oral Restorative Division decreased to 57% for the current quarter from 58% for the same quarter of last fiscal year. The decrease is a result of the mix of international versus domestic product sales in the current quarter compared to last fiscal year.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Research and development expenses increased $694,000 or 74% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted from the additional costs associated with the PMA process for GYNECARE INTERGEL Solution. Expenses for the PMA process will continue through the second quarter of fiscal 2002.

Marketing and sales expenses increased $361,000 or 17% for the current quarter as compared to the same quarter of last fiscal year due to the expansion of domestic sales personnel and costs associated with international expansion.

General and administrative expenses decreased $56,000 or 5% principally from an accounting change for SFAS 142 — “Goodwill and Other Intangible Assets” as certain items classified as goodwill will no longer be amortized. The result of this accounting change in the current quarter was a decrease of $131,000 in amortization expense.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2001 contains a detailed discussion of Lifecore’s liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 2001 Form 10-K.

While the Company had positive cash flow from operations in fiscal 2001 and 2000, the Company had a significant operating cash flow deficit in fiscal 1999. As the Hyaluronan Division’s production levels increase, its related production efficiencies will increase. However, charges for unused capacity associated with the Company’s hyaluronan production have negatively impacted operating results in the current quarter, as well as in fiscal 2001 and 2000. These charges are a result of an unanticipated delay in receiving GYNECARE INTERGEL Solution marketing approval in the U.S. from the FDA. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until marketing approval for GYNECARE INTERGEL Solution is achieved and production levels increase. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased.

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

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 6.0% at September 30, 2001 and 6.75% at June 30, 2001. At September 30, 2001 and June 30, 2001, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and liabilities to tangible net worth ratio. At September 30, 2001 and June 30, 2001, the Company was in compliance with all covenants. The agreement has a maturity date of December 28, 2001. The Company expects to renew the agreement on similar terms.

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

Cautionary Statement

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements which include continued financial improvement, adequate cash flow, the successful market acceptance of GYNECARE INTERGEL Solution in the U.S., the reduction of research and development expenses related to the GYNECARE INTERGEL Solution PMA process, the negative impact on Hyaluronan Division margins from the unused capacity, the successful renewal of the bank line of credit, are subject to change. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Investors are referred to a more detailed discussion of those risks presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

GYNECARE INTERGEL Adhesion Prevention Solution, GYNECARE, AND ETHICON, INC. are registered trademarks of ETHICON, INC.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in money market mutual funds and highly rated corporate debt securities. All investments are held-to-maturity. The market risk on such investments is minimal.

Receivables from sales to foreign customers are denominated in U.S. Dollars. Transactions at the Company’s foreign subsidiaries are denominated in Euro dollars at Lifecore Biomedical SpA and Lifecore Biomedical GmbH and are denominated in Swedish Krona at Lifecore Biomedical AB. The Company has historically had minimal exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

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

LIFECORE BIOMEDICAL, INC.

Dated:	November 2, 2001	/s/ James W. Bracke

James W. Bracke
President & Chief Executive Officer

Dated:	November 2, 2001	/s/ Dennis J. Allingham

Dennis J. Allingham Executive Vice President & Chief Financial Officer
(Principal Financial Officer)