Form 10-Q
period 2001-12-31
LIFECORE BIOMEDICAL INC
filed 2002-02-01
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________to __________

Commission File Number O-4136

Lifecore Biomedical, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0948334

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3515 Lyman Boulevard

Chaska, Minnesota	55318

(Address of principal executive	(Zip Code)
offices)

Registrant’s telephone number, including area code:    952-368-4300

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of January 24, 2002 was 12,810,142 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page

Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at December 31, 2001 and June 30, 2001	3

	Condensed Consolidated Statements of Operations for Three Months and Six Months Ended December 31, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for Six Months Ended December 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Part II	Other Information

Item 2.	Changes in Securities and Use of Proceeds	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 6.	a. Exhibit Index	16
	b. Reports on Form 8-K	16

Signatures		17

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2001	2001

ASSETS
Current assets
Cash and cash equivalents	$895,000	$2,310,000
Accounts receivable	6,572,000	6,923,000
Inventories	11,164,000	8,693,000
Prepaid expenses	866,000	675,000

	19,497,000	18,601,000

Property, plant and equipment
Land, building and equipment	43,373,000	43,027,000
Less accumulated depreciation	(15,928,000)	(14,590,000)

	27,445,000	28,437,000

Other assets
Goodwill	4,472,000	4,213,000
Acquired intangible assets	541,000	614,000
Security deposits	873,000	854,000
Inventories	5,587,000	9,368,000
Other	994,000	609,000

	12,467,000	15,658,000

	$59,409,000	$62,696,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term obligations	$222,000	$227,000
Accounts payable	2,635,000	3,057,000
Accrued compensation	925,000	796,000
Accrued expenses	585,000	311,000

	4,367,000	4,391,000

Long-term obligations	6,189,000	6,249,000
Shareholders’ equity	48,853,000	52,056,000

	$59,409,000	$62,696,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2001	2000	2001	2000

Net sales	$8,584,000	$8,717,000	$16,818,000	$16,613,000
Cost of goods sold	5,323,000	4,708,000	10,258,000	8,876,000

Gross profit	3,261,000	4,009,000	6,560,000	7,737,000

Operating expenses
Research and development	1,127,000	952,000	2,763,000	1,894,000
Marketing and sales	2,691,000	2,279,000	5,135,000	4,362,000
General and administrative	1,303,000	1,144,000	2,349,000	2,246,000

	5,121,000	4,375,000	10,247,000	8,502,000

Operating loss	(1,860,000)	(366,000)	(3,687,000)	(765,000)

Other income (expense)
Interest income	10,000	65,000	78,000	128,000
Interest expense	(223,000)	(234,000)	(393,000)	(450,000)
Other	(7,000)	(26,000)	(10,000)	(80,000)

	(220,000)	(195,000)	(325,000)	(402,000)

Net loss	$(2,080,000)	$(561,000)	$(4,012,000)	$(1,167,000)

Net loss per share
Basic	$(.16)	$(.04)	$(.31)	$(.09)

Diluted	$(.16)	$(.04)	$(.31)	$(.09)

Weighted average shares outstanding
Basic	12,785,099	12,622,249	12,766,358	12,616,874

Diluted	12,785,099	12,622,249	12,766,358	12,616,874

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net loss	$(4,012,000)	$(1,167,000)
Adjustments to reconcile net loss to net cash provided from (used in) operating activities:
Depreciation and amortization	1,505,000	1,662,000
Allowance for doubtful accounts	128,000	5,000
Changes in operating assets and liabilities
Accounts receivable	223,000	(1,031,000)
Inventories	1,310,000	2,294,000
Prepaid expenses	(191,000)	(27,000)
Accounts payable	(422,000)	(809,000)
Accrued liabilities	403,000	(51,000)
Customers’ deposits	—	(302,000)

Net cash provided from (used in) operating activities	(1,056,000)	574,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(346,000)	(411,000)
Purchases of intangibles	(60,000)	(21,000)
Other	(152,000)	7,000

Net cash used in investing activities	(558,000)	(425,000)

Cash flows from financing activities:
Payment of long-term obligations	(65,000)	(76,000)
Proceeds from stock issuance	264,000	71,000

Net cash provided from (used in) financing activities	199,000	(5,000)

Net increase (decrease) in cash and cash equivalents	(1,415,000)	144,000
Cash and cash equivalents at beginning of period	2,310,000	1,101,000

Cash and cash equivalents at end of period	$895,000	$1,245,000

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$336,000	$419,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

NOTE A — FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (the “Company”) develops, manufactures and markets biomaterials and medical devices for use in various surgical markets through two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division conducts its business through OEM and contract manufacturing alliances in the fields of gynecological surgery, ophthalmology, veterinary, and wound management. The Oral Restorative Division conducts its business through direct sales and marketing in the United States, Germany, Italy and Sweden and through 22 distributors in 35 foreign countries.

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

In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2001, and the results of operations for the three and six month periods ended December 31, 2001 and 2000 and cash flows for the six month periods ended December 31, 2001 and 2000. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited consolidated condensed balance sheet as of June 30, 2001 has been derived from audited financial statements as of that date.

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

NOTE B — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic and oral restorative products. Inventories consist of the following:

	December 31,	June 30,
	2001	2001

	(Unaudited)
Raw materials	$3,433,000	$3,150,000
Work in progress	348,000	358,000
Finished goods	12,970,000	14,553,000

	$16,751,000	$18,061,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

NOTE C — GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Earlier adoption of SFAS 142 is permitted, and the Company has elected to adopt the provisions of SFAS 142 as of July 1, 2001. Major provisions of these Statements and their effective dates for the Company are as follows:

•	intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

•	goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective July 1, 2001, all of the Company’s previously recognized goodwill and intangible assets with indefinite lives are no longer amortized;

•	effective July 1, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated, an impairment loss will be recognized;

•	all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company has completed a transitional fair value based impairment test of goodwill as of July 1, 2001 and December 31, 2001. The fair value was estimated using the expected present value of future cash flows. The changes in the carrying amount of goodwill (all related to the Oral Restorative Division) for the quarter and six month period ended December 31, 2001, are as follows:

	Three months	Six months
	ended December	ended December
	31, 2001	31, 2001

Balance at beginning of period	$4,512,000	$4,213,000
Goodwill acquired during period	—	339,000
Impairment loss	(40,000)	(80,000)

Balance at end of period	$4,472,000	$4,472,000

The acquired goodwill during the period resulted from the acquisition of 100% of Lifecore AB in Sweden. This acquisition is not considered material to the financial statements as a whole and does not meet the threshold for “significant subsidiary” under Regulation S-X. As a result, no historical or proforma financial statements for the acquisition are required. The impairment loss on previously acquired goodwill is not material to the financial statements as a whole and, accordingly, has been included in the operating loss for the quarter and six-month periods ended December 31, 2001.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

NOTE C — GOODWILL AND INTANGIBLE ASSETS — continued

The following table presents a reconciliation of net loss and net loss per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill amortization determined in accordance with the provisions of SFAS 142.

	Six months ended December 31,

	2001	2000

Reported net loss	$(4,012,000)	$(1,167,000)
Add back: goodwill amortization	—	262,000

Adjusted net loss	$(4,012,000)	$(905,000)

Basic and diluted net loss per share
Reported net loss	$(.31)	$(.09)
Goodwill amortization	—	.02

Adjusted net loss	$(.31)	$(.07)

Acquired intangible assets of the Company that have been determined to have a definite life and continue to be amortized as of December 31, 2001 are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets
Customer list	$726,000	$(399,000)
Patents and trademarks	387,000	(173,000)

Total	$1,113,000	$(572,000)

The aggregate amortization expense for the six months ended December 31, 2001 was $84,000. The estimated amortization expense for the years ended June 30, 2002 through 2006 is as follows:

For the years
ended June 30,

2002	$167,000
2003	167,000
2004	130,000
2005	22,000
2006	22,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

NOTE D — AGREEMENTS

The Company and ETHICON, INC., a Johnson & Johnson Company (“ETHICON”), have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”). Under the terms of the ETHICON Agreement, ETHICON transferred to the Company its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to the Company includes written technical documents related to ETHICON’s research and development of a product based upon technology for the ionic crosslinking of hyaluronan to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. The Company has assumed responsibility for continuing the anti-adhesion development project including conducting human clinical trials on a product based upon the ferric hyaluronan technology called GYNECARE INTERGEL Adhesion Prevention Solution. The Company has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by the Company within defined fields of use.

The Company has made a significant investment in the development and testing of GYNECARE INTERGEL Solution. The product PMA has been reviewed by the FDA’s Medical Devices Dispute Resolution Panel (MDDRP) which recommended its approval. The Director for FDA’s Center for Devices and Radiological Health has concurred with the MDDRP recommendation. The Company has received final approval to market the product in the United States. U.S. sales of INTERGEL Solution are expected to commence in the third quarter of fiscal 2002. However, there can be no assurance that this product will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

NOTE E — LINE OF CREDIT

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate plus 1% at December 31, 2001, which was 5.75% and at the prime rate at June 30, 2001, which was 6.75%. The agreement, as amended, has a maturity date of December 31, 2002. At December 31, 2001 and June 30, 2001, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, capital expenditure limitations, liabilities to tangible net worth ratio, minimum EBITDA and minimum working capital targets. At December 31, 2001 and June 30, 2001, the Company was in compliance with all covenants.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

NOTE F — NET LOSS PER SHARE

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended December 31, 2001 and 2000 and the six months ended December 31, 2001 and 2000, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months ended December 31, 2001 and 2000 and the six months ended December 31, 2001 and 2000, 470,893, 13,951, 247,742, and 21,067 common share equivalents would have been included in the computation of diluted net income per share, respectively.

Options to purchase 901,700 and 613,450 shares of common stock with a weighted average exercise price of $14.28 and $16.21 for the three-month and six-month periods ended December 31, 2001 and options to purchase 2,660,390 and 2,694,265 shares of common stock with a weighted average exercise price of $12.85 and $12.77 for the three-month and six-month periods ended December 31, 2000, respectively, were outstanding but were not included in the calculation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period’s calculations.

NOTE G — SEGMENT INFORMATION

The Company operates two business segments. The Hyaluronan Division develops, manufactures, and markets products containing hyaluronan. The Oral Restorative Division develops, manufactures and/or markets various oral restorative products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon Laboratories under such agreements were 12% and 20% of total sales in the six months ended December 31, 2001 and 2000, respectively. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Germany, Italy and Sweden and primarily through distributorship arrangements in other foreign locations. The operations of the Company’s subsidiaries, Lifecore Biomedical GmbH, Lifecore Biomedical SpA, and Lifecore Biomedical AB have not been material to the consolidated financial statements.

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2001. Segment information for sales and loss from operations are as follows:

	Three months ended December 31,		Six months ended December 31,

	2001	2000	2001	2000

Net sales
Hyaluronan products	$2,525,000	$3,800,000	$5,553,000	$7,215,000
Oral restorative products	6,059,000	4,917,000	11,265,000	9,398,000

	$8,584,000	$8,717,000	$16,818,000	$16,613,000

Loss from operations
Hyaluronan products	$(1,768,000)	$(44,000)	$(3,332,000)	$(43,000)
Oral restorative products	(92,000)	(322,000)	(355,000)	(722,000)

	$(1,860,000)	$(366,000)	$(3,687,000)	$(765,000)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

(Unaudited)

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2001	2000	2001	2000	2001	2000

Net sales	$2,525,000	$3,800,000	$6,059,000	$4,917,000	$8,584,000	$8,717,000
Cost of goods sold	2,926,000	2,665,000	2,397,000	2,043,000	5,323,000	4,708,000

Gross profit (loss)	(401,000)	1,135,000	3,662,000	2,874,000	3,261,000	4,009,000

Operating expenses
Research and development	884,000	696,000	243,000	256,000	1,127,000	952,000
Marketing and sales	67,000	54,000	2,624,000	2,225,000	2,691,000	2,279,000
General and administrative	416,000	429,000	887,000	715,000	1,303,000	1,144,000

	1,367,000	1,179,000	3,754,000	3,196,000	5,121,000	4,375,000

Operating loss	$(1,768,000)	$(44,000)	$(92,000)	$(322,000)	$(1,860,000)	$(366,000)

Net sales for the quarter ended December 31, 2001 decreased $133,000 or 2% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter decreased $1,275,000 as compared to the same quarter of last fiscal year. The sales decrease was due to reduced ophthalmic hyaluronan shipments and the termination of the Bausch & Lomb shipments that were still occurring in the prior year quarter. Oral restorative product sales for the current quarter increased 23% compared to the same quarter of last fiscal year. International sales of oral restorative products increased 31%, principally from increased sales in Europe, while Domestic sales of oral restorative products increased 18% as compared to the same quarter of last fiscal year.

Consolidated gross margin decreased to 38% for the current quarter from 46% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division decreased to a negative gross margin of 16% from a positive gross margin of 30% due to unabsorbed excess capacity costs associated with decreased hyaluronan production and lower sales for the quarter as compared with the same period of the prior year. Hyaluronan Division production has been slowed due to unexpected delays in the FDA review process of GYNECARE INTERGEL Solution for U.S. distribution. The gross margin for the Oral Restorative Division increased to 60% for the current quarter from 58% for the same quarter of last fiscal year. The gross margin improvement is attributed to a lower percentage of fixed overhead as a percentage of sales for the current quarter as compared to the same quarter of the prior year.

Research and development expenses increased $175,000 or 18% in the current quarter as compared to the same quarter of last fiscal year. The increase resulted from additional costs associated with the PMA process for GYNECARE INTERGEL Solution. Expenses for the PMA process are expected to decrease in the coming quarters.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Marketing and sales expenses increased $412,000 or 18% in the current quarter as compared to the same quarter of last fiscal year due to an increase in sales personnel and costs associated with international expansion.

General and administrative expenses increased $159,000 or 14% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted from a reserve for accounts receivable in response to the economic situation in Argentina and higher legal and personnel expenses. This increase was partially offset by lower amortization as a result of an accounting change for SFAS 142 — “Goodwill and Other Intangible Assets” as goodwill is no longer amortized. The result of this accounting change for the period was a decrease of $131,000 in amortization expense.

Net other expense increased $25,000 for the current quarter as compared to the same quarter of last fiscal year. The $55,000 decrease in interest income results from a lower average amount of cash to invest than in the same quarter of last fiscal year combined with a lower rate of return. Interest expense decreased $11,000 for the current quarter principally due to lower average debt outstanding as compared to the same quarter of last fiscal year. Other expense decreased $19,000 for the current quarter as compared to the same quarter of last fiscal year.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31, 2000

(Unaudited)

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2001	2000	2001	2000	2001	2000

Net sales	$5,553,000	$7,215,000	$11,265,000	$9,398,000	$16,818,000	$16,613,000
Cost of goods sold	5,623,000	4,934,000	4,635,000	3,942,000	10,258,000	8,876,000

Gross profit (loss)	(70,000)	2,281,000	6,630,000	5,456,000	6,560,000	7,737,000

Operating expenses

Research and development	2,317,000	1,395,000	446,000	499,000	2,763,000	1,894,000
Marketing and sales	129,000	96,000	5,006,000	4,266,000	5,135,000	4,362,000
General and administrative	816,000	833,000	1,533,000	1,413,000	2,349,000	2,246,000

	3,262,000	2,324,000	6,985,000	6,178,000	10,247,000	8,502,000

Operating loss	$(3,332,000)	$(43,000)	$(355,000)	$(722,000)	$(3,687,000)	$(765,000)

Net sales for the six months ended December 31, 2001 increased $205,000 or 1% as compared to the same period of last fiscal year. Hyaluronan product sales for the period decreased $1,662,000 as compared to the same period of last fiscal year. The sales decrease was due to reduced ophthalmic hyaluronan shipments and the termination of the Bausch & Lomb shipments that were still occurring in the prior year period. Oral restorative product sales for the current period increased $1,867,000 or 20% as compared to the same period of last fiscal year. International sales of oral restorative products increased 30% with strong growth coming in European markets. The Domestic oral restorative sales increased 14% in the current period as compared to the prior year.

Consolidated gross margin decreased to 39% for the current period from 47% for the same period of last fiscal year. The gross margin for the Hyaluronan Division decreased to a negative 1% from 32% due to lower sales than the prior year period and unabsorbed excess capacity costs associated with decreased hyaluronan production. That production has been slowed due to unexpected delays in the FDA review

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

process of GYNECARE INTERGEL Solution for U.S. distribution. The gross margin for the Oral Restorative Division was 59% for the current period as compared to 58% for the same period of last fiscal year. The increase is mainly the result of spreading overhead over a larger sales base.

Research and development expenses increased $869,000 for the current period as compared to the same period of last fiscal year. The increase resulted from additional costs associated with the PMA process for GYNECARE INTERGEL Solution. Expenses for the PMA process are expected to decrease in the coming quarters.

Marketing and sales expenses increased $773,000 or 18% for the current period as compared to the same period of last fiscal year due to an increase in sales personnel and costs associated with international expansion.

General and administrative expenses increased $103,000 or 5% in the current period as compared to the same period of last fiscal year. The increase resulted from a reserve for accounts receivable in response to the economic situation in Argentina and higher legal and personnel expenses. This increase was partially offset by lower amortization as a result of an accounting change for SFAS 142 - “Goodwill and Other Intangible Assets” as goodwill is no longer amortized. The result of this accounting change for the period was a decrease of $262,000 in amortization expense.

Net other expense decreased $77,000 for the current period as compared to the same period of last fiscal year. The $50,000 decrease in interest income results from a lower average amount of cash to invest than in the same period of last fiscal year combined with a lower rate of return. Interest expense decreased $57,000 for the current period principally due to lower average debt outstanding as compared to the same period of last fiscal year. Other expense decreased $70,000 for the current period as compared to the same period of last fiscal year.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2001 contains a detailed discussion of Lifecore’s liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 2001 Form 10-K.

While the Company had positive cash flow from operations in fiscal 2001 and 2000, the Company had a significant operating cash flow deficit in fiscal 1999. As the Hyaluronan Division’s production levels increase, its related production efficiencies will increase. However, charges for unused capacity associated with the Company’s hyaluronan production have negatively impacted operating results in the current fiscal year, as well as in fiscal 2001 and 2000. These charges are a result of an unanticipated delay in receiving GYNECARE INTERGEL Solution marketing approval in the U.S. from the FDA. The Company expects that its Hyaluronan Division gross margins will continue to be negatively impacted until production and sales levels for GYNECARE INTERGEL Solution are significantly increased. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level with continued international expansion, and personnel costs have increased.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Interest is accrued at the prime rate plus 1% at December 31, 2001, which was 5.75% and at the prime rate at June 30, 2001, which was 6.75%. The agreement has a maturity date of December 31, 2002. At December 31, 2001 and June 30, 2001, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, capital expenditure limitations, liabilities to tangible net worth ratio, minimum EBITDA and minimum working capital targets. At December 31, 2001 and June 30, 2001, the Company was in compliance with all covenants.

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

Cautionary Statement

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which include statements relating to anticipated regulatory outcomes, continued financial improvement, adequate cash flow, the successful market acceptance of GYNECARE INTERGEL Solution in the U.S., the reduction of research and development expenses related to the GYNECARE INTERGEL Solution PMA process, and the negative impact on Hyaluronan Division margins from the unused capacity, are subject to change. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, such as, unforeseen difficulties or delays in interactions with the FDA, and lack of cooperation or marketing success from marketing partners for the hyaluronan products. Investors are referred to a more detailed discussion of those risks presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

GYNECARE INTERGEL Adhesion Prevention Solution, GYNECARE, AND ETHICON, INC. are registered trademarks of ETHICON, INC.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in money market mutual funds and highly rated corporate debt securities. All investments are held-to-maturity. The market risk on such investments is minimal.

Receivables from sales to foreign customers are denominated in U.S. Dollars. Transactions at the Company’s foreign subsidiaries are denominated in European Euros at Lifecore Biomedical SpA and Lifecore Biomedical GmbH and are denominated in Swedish Krona at Lifecore Biomedical AB. The Company has historically had minimal exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

The Company’s outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company’s long-term debt.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On October 18, 2001, the Company issued 21,097 shares of common stock to Lancet Software Development, Inc. (“Lancet”). The shares of common stock were issued to Lancet in exchange for consulting services relating to the development of the Company’s e-commerce website. The aggregate value of the stock issuance was $249,000. The issuance was completed pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

On November 15, 2001, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected directors Richard W. Perkins (with 11,230,215 affirmative votes and 151,079 votes withheld) and John C. Heinmiller (with 11,234,860 affirmative votes and 146,434 votes withheld).

The shareholders also ratified and approved the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the current fiscal year ending June 30, 2002 (with 11,265,534 affirmative votes, 100,400 negative votes and 15,360 votes abstained).

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits and Exhibit Index

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2, (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)
3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)
3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])
10.1	Amendment No. 4 to Credit and Security Agreement dated January 24, 2002 between U.S. Bank National Association and the Company, filed herewith

b.	Reports on Form 8-K

None

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated:	February 1, 2002	/s/ James W. Bracke James W. Bracke President & Chief Executive Officer

Dated:	February 1, 2002	/s/ Dennis J. Allingham Dennis J. Allingham Executive Vice President & Chief Financial Officer (Principal Financial Officer)