Form 10-Q
period 2002-03-31
LIFECORE BIOMEDICAL INC
filed 2002-05-09
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number O-4136

Lifecore Biomedical, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0948334

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3515 Lyman Boulevard
Chaska, Minnesota	55318

(Address of principal executive offices)	(Zip Code)

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

Yes  X    No

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2002 was 12,843,187 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2002 and June 30, 2001	3

	Condensed Consolidated Statements of Operations for Three Months and Nine Months Ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for Nine Months Ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Part II	Other Information

Item 6.	a. Exhibit Index	17
	b. Reports on Form 8-K	17

Signatures		18

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$478,000	$2,310,000
Accounts receivable	7,133,000	6,923,000
Inventories	12,458,000	8,693,000
Prepaid expenses	931,000	675,000

	21,000,000	18,601,000
Property, plant and equipment
Land, building and equipment	43,670,000	43,027,000
Less accumulated depreciation	(16,611,000)	(14,590,000)

	27,059,000	28,437,000
Other assets
Goodwill	4,432,000	4,213,000
Acquired intangible assets	499,000	614,000
Security deposits	834,000	854,000
Inventories	3,687,000	9,368,000
Other	1,102,000	609,000

	10,554,000	15,658,000

	$58,613,000	$62,696,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term obligations	$124,000	$227,000
Accounts payable	2,504,000	3,057,000
Accrued compensation	1,101,000	796,000
Accrued expenses	349,000	311,000

	4,078,000	4,391,000

Long-term obligations	6,159,000	6,249,000
Shareholders’ equity	48,376,000	52,056,000

	$58,613,000	$62,696,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

	2002	2001	2002	2001

Net sales	$10,254,000	$8,627,000	$27,072,000	$25,240,000
Cost of goods sold	5,653,000	4,432,000	15,911,000	13,308,000

Gross profit	4,601,000	4,195,000	11,161,000	11,932,000

Operating expenses
Research and development	1,057,000	1,211,000	3,820,000	3,105,000
Marketing and sales	2,778,000	2,327,000	7,913,000	6,689,000
General and administrative	1,217,000	1,129,000	3,566,000	3,375,000

	5,052,000	4,667,000	15,299,000	13,169,000

Operating loss	(451,000)	(472,000)	(4,138,000)	(1,237,000)

Other income (expense)
Interest income	(26,000)	49,000	52,000	177,000
Interest expense	(178,000)	(178,000)	(571,000)	(628,000)
Other	(2,000)	(20,000)	(12,000)	(100,000)

	(206,000)	(149,000)	(531,000)	(551,000)

Net loss	$(657,000)	$(621,000)	$(4,669,000)	$(1,788,000)

Net loss per share
Basic	$(.05)	$(.05)	$(.37)	$(.14)

Diluted	$(.05)	$(.05)	$(.37)	$(.14)

Weighted average
Shares outstanding
Basic	12,806,177	12,626,257	12,785,059	12,622,034

Diluted	12,806,177	12,626,257	12,785,059	12,622,034

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(4,669,000)	$(1,788,000)
Adjustments to reconcile net loss to net cash provided from (used in) operating activities:
Depreciation and amortization	2,274,000	2,509,000
Allowance for doubtful accounts	126,000	(13,000)
Changes in operating assets and liabilities
Accounts receivable	(336,000)	(827,000)
Inventories	1,916,000	2,851,000
Prepaid expenses	(257,000)	(30,000)
Accounts payable	(553,000)	(807,000)
Accrued liabilities	343,000	157,000
Customers’ deposits	—	(302,000)

Net cash (used in) provided from operating activities	(1,156,000)	1,750,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(643,000)	(508,000)
Purchases of intangibles	(60,000)	(21,000)
Other	(223,000)	28,000

Net cash used in investing activities	(926,000)	(501,000)

Cash flows from financing activities:
Payment of long-term obligations	(193,000)	(210,000)
Proceeds from stock issuance	443,000	100,000

Net cash provided from (used in) financing activities	250,000	(110,000)

Net (decrease) increase in cash and cash equivalents	(1,832,000)	1,139,000
Cash and cash equivalents at beginning of period	2,310,000	1,101,000

Cash and cash equivalents at end of period	$478,000	$2,240,000

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$582,000	$625,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

NOTE A — FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (the “Company”) develops, manufactures and markets biomaterials and medical devices for use in various surgical markets through two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division conducts its business through OEM and contract manufacturing alliances in the gynecologic and ophthalmologic surgery, veterinary, and wound management fields. The Oral Restorative Division conducts its business through direct sales and marketing in the United States, Germany, Italy and Sweden and through 22 distributors in 35 foreign countries.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three and nine month periods ended March 31, 2002 and 2001 and cash flows for the nine month periods ended March 31, 2002 and 2001. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2001 has been derived from audited financial statements as of that date.

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

NOTE B — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic and oral restorative products. Inventories consist of the following:

	March 31,	June 30,
	2002	2001

	(Unaudited)
Raw materials	$3,480,000	$3,150,000
Work in progress	308,000	358,000
Finished goods	12,357,000	14,553,000

	$16,145,000	$18,061,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

March 31, 2002

NOTE C — GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. The Company adopted the provisions of SFAS 142 as of July 1, 2001 and accordingly, effective July 1, 2001, all of the Company’s previously recognized goodwill and intangible assets with indefinite lives are no longer amortized. In addition:

•	effective July 1, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated, an impairment loss will be recognized;

•	all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company has completed a transitional fair value based impairment test of goodwill as of July 1, 2001 and March 31, 2002. The fair value was estimated using the expected present value of future cash flows. The changes in the carrying amount of goodwill (all related to the Oral Restorative Division) for the quarter and nine-month period ended March 31, 2002, are as follows:

	Three months ended	Nine months ended
	March 31,	March 31,
	2002	2002

Balance at beginning of period	$4,472,000	$4,213,000
Goodwill acquired during period	—	339,000
Impairment loss	(40,000)	(120,000)

Balance at end of period	$4,432,000	$4,432,000

The acquired goodwill during the period resulted from the acquisition of 100% of Lifecore AB in Sweden. This acquisition is not considered material to the financial statements as a whole and does not meet the threshold for “significant subsidiary” under Regulation S-X. As a result, no historical or proforma financial statements for the acquisition are required. The impairment loss on previously acquired goodwill is not material to the financial statements as a whole and, accordingly, has been included in the operating loss for the quarter and nine-month period ended March 31, 2002.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

March 31, 2002

NOTE C — GOODWILL AND INTANGIBLE ASSETS — continued

The following table presents a reconciliation of net loss and net loss per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill amortization determined in accordance with the provisions of SFAS 142.

	Nine months ended March 31,

	2002	2001

Reported net loss	$(4,669,000)	$(1,788,000)
Add back: goodwill amortization	—	393,000

Adjusted net loss	$(4,669,000)	$(1,395,000)

Basic and diluted net loss per share
Reported net loss	$(.37)	$(.14)
Goodwill amortization	—	.03

Adjusted net loss	$(.37)	$(.11)

Acquired intangible assets of the Company that have been determined to have a definite life and continue to be amortized as of March 31, 2002 are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets
Customer list	$725,000	$(435,000)
Patents and trademarks	387,000	(178,000)

Total	$1,112,000	$(613,000)

The aggregate amortization expense for the nine months ended March 31, 2002 was $125,000. The estimated amortization expense for the years ended June 30, 2002 through 2006 is as follows:

For the years
ended June 30,

2002	$167,000
2003	167,000
2004	130,000
2005	22,000
2006	22,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

March 31, 2002

NOTE D — AGREEMENTS

The Company and ETHICON, INC., a Johnson & Johnson Company (“ETHICON”), have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”). Under the terms of the ETHICON Agreement, ETHICON transferred to the Company its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to the Company includes written technical documents related to ETHICON’s research and development of a product based upon technology for the ionic crosslinking of hyaluronan to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patent applications. The Company assumed responsibility for continuing the development project and conducting human clinical trials on a product based upon the ferric hyaluronan technology called GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”). The Company has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by the Company within defined fields of use.

U.S. sales of INTERGEL Solution commenced in the third quarter of fiscal 2002. However, there can be no assurance that this product will receive market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

NOTE E — LINE OF CREDIT

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate plus 1% at March 31, 2002, which was 5.75% and at the prime rate at June 30, 2001, which was 6.75%. The agreement, as amended, has a maturity date of December 31, 2002. At March 31, 2002 and June 30, 2001, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, capital expenditure limitations, liabilities to tangible net worth ratio, minimum EBITDA and minimum working capital targets. At March 31, 2002 and June 30, 2001, the Company was in compliance with all covenants.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

March 31, 2002

NOTE F — NET LOSS PER SHARE

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended March 31, 2002 and 2001 and the nine months ended March 31, 2002 and 2001, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months ended March 31, 2002 and 2001 and the nine months ended March 31, 2002 and 2001, 351,278, 6,874, 279,865, and 29,107 common share equivalents would have been included in the computation of diluted net income per share, respectively.

Options to purchase 1,411,168 and 1,546,918 shares of common stock with a weighted average exercise price of $16.07 and $15.47 for the three-month and nine-month periods ended March 31, 2002 and options to purchase 2,747,741 and 2,689,466 shares of common stock with a weighted average exercise price of $12.60 and $12.75 for the three-month and nine-month periods ended March 31, 2001, respectively, were outstanding but were not included in the calculation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future periods calculations.

NOTE G — SEGMENT INFORMATION

The Company operates two business segments. The Hyaluronan Division develops, manufactures, and markets products containing hyaluronan. The Oral Restorative Division develops, manufactures and/or markets various oral restorative products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon, Inc. (formerly Alcon Laboratories) under such agreements were 14% and 19% of total sales in the nine months ended March 31, 2002 and 2001, respectively. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Germany, Italy and Sweden and primarily through distributorship arrangements in other foreign locations. The operations of the Company’s subsidiaries, Lifecore Biomedical GmbH, Lifecore Biomedical SpA, and Lifecore Biomedical AB have not been material to the consolidated financial statements.

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2001. Segment information for sales and loss from operations are as follows:

	Three months ended March 31,		Nine months ended March 31,

	2002	2001	2002	2001

Net sales
Hyaluronan products	$4,717,000	$3,343,000	$10,270,000	$10,558,000
Oral restorative products	5,537,000	5,284,000	16,802,000	14,682,000

	$10,254,000	$8,627,000	$27,072,000	$25,240,000

Income (Loss) from operations
Hyaluronan products	$93,000	$(439,000)	$(3,239,000)	$(482,000)
Oral restorative products	(544,000)	(33,000)	(899,000)	(755,000)

	$(451,000)	$(472,000)	$(4,138,000)	$(1,237,000)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions in certain circumstances that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:
The Company’s revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Allowance for Uncollectible Accounts Receivable:
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company extends credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers and bases the estimated allowance on these evaluations.

Inventories and Related Valuation Allowance:
Inventories are stated at the lower of cost (first-in, first-out method) or market and have been reduced by an allowance for obsolete, excess or unmarketable inventory. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

Goodwill, Intangible and Other Long-Lived Assets:
Goodwill, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue.

In July 2001, the Financial Accounting Standards Board issued SFAS 142 which deals with, among other things, amortization of goodwill. The Company adopted this new standard in the first quarter of fiscal 2002. SFAS 142 requires that we no longer amortize goodwill but review for impairment on a regular basis.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

(Unaudited)	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2002	2001	2002	2001	2002	2001

Net sales	$4,717,000	$3,343,000	$5,537,000	$5,284,000	$10,254,000	$8,627,000
Cost of goods sold	3,278,000	2,385,000	2,375,000	2,047,000	5,653,000	4,432,000

Gross profit	1,439,000	958,000	3,162,000	3,237,000	4,601,000	4,195,000

Operating expenses
Research and development	815,000	915,000	242,000	296,000	1,057,000	1,211,000
Marketing and sales	54,000	51,000	2,724,000	2,276,000	2,778,000	2,327,000
General and administrative	477,000	431,000	740,000	698,000	1,217,000	1,129,000

	1,346,000	1,397,000	3,706,000	3,270,000	5,052,000	4,667,000

Operating Income (loss)	$93,000	$(439,000)	$(544,000)	$(33,000)	$(451,000)	$(472,000)

Net sales for the quarter ended March 31, 2002 increased $1,627,000 or 19% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $1,374,000 or 41% as compared to the same quarter of last fiscal year. The sales increase was due to increased sales of INTERGEL Solution, partially offset by reduced ophthalmic hyaluronan shipments and the termination of the Bausch & Lomb shipments that were still occurring in the prior year quarter. Oral restorative product sales for the current quarter increased $253,000 or 5% compared to the same quarter of last fiscal year. International sales of oral restorative products increased $378,000 or 18%, principally from increased sales in Europe, while Domestic sales of oral restorative products decreased $124,000 or 4% as compared to the same quarter of last fiscal year.

Consolidated gross margin decreased to 45% for the current quarter from 49% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division increased to 31% from a gross margin of 29% due to absorption of excess capacity costs associated with increased hyaluronan production and higher sales for the quarter as compared with the same period of the prior year. The gross margin for the Oral Restorative Division decreased to 57% for the current quarter from 61% for the same quarter of last fiscal year. The gross margin decrease is attributed to a sales mix more weighted to lower margin sales and competitive price discounting for the current quarter as compared to the same quarter of the prior year.

Research and development expenses decreased $154,000 or 13% in the current quarter as compared to the same quarter of last fiscal year. The decrease is due to the decline in consulting costs related to the FDA review process of INTERGEL Solution for U.S. distribution.

Marketing and sales expenses increased $451,000 or 19% in the current quarter as compared to the same quarter of last fiscal year due to an increase in marketing expenses and costs associated with international expansion.

General and administrative expenses increased $88,000 or 8% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted from higher legal and personnel expenses.

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

Net other expense increased $57,000 or 38% for the current quarter as compared to the same quarter of last fiscal year. Interest income decreased $75,000 due to the correction of a bank error in the bond sinking fund interest calculation, coupled with a lower average amount of cash to invest than in the same quarter of last fiscal year combined with a lower rate of return.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

(Unaudited)	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2002	2001	2002	2001	2002	2001

Net sales	$10,270,000	$10,558,000	$16,802,000	$14,682,000	$27,072,000	$25,240,000
Cost of goods sold	8,901,000	7,319,000	7,010,000	5,989,000	15,911,000	13,308,000

Gross profit	1,369,000	3,239,000	9,792,000	8,693,000	11,161,000	11,932,000

Operating expenses
Research and development	3,132,000	2,310,000	688,000	795,000	3,820,000	3,105,000
Marketing and sales	183,000	147,000	7,730,000	6,542,000	7,913,000	6,689,000
General and administrative	1,293,000	1,264,000	2,273,000	2,111,000	3,566,000	3,375,000

	4,608,000	3,721,000	10,691,000	9,448,000	15,299,000	13,169,000

Operating loss	$(3,239,000)	$(482,000)	$(899,000)	$(755,000)	$(4,138,000)	$(1,237,000)

Net sales for the nine months ended March 31, 2002 increased $1,832,000 or 7% as compared to the same period of last fiscal year. Hyaluronan product sales for the period decreased $288,000 or 3% as compared to the same period of last fiscal year. The sales decrease was due to reduced ophthalmic hyaluronan shipments and the termination of the Bausch & Lomb shipments that were still occurring in the prior year period, partially offset by increased sales of INTERGEL Solution. Oral restorative product sales for the current period increased $2,120,000 or 14% as compared to the same period of last fiscal year. International sales of oral restorative products increased $1,444,000 or 25% with strong growth coming in European markets. Domestic oral restorative sales increased $677,000 or 8% in the current period as compared to the prior year. Consolidated gross margin decreased to 41% for the current period from 47% for the same period of last fiscal year. The gross margin for the Hyaluronan Division decreased to 13% from 31% due to higher unabsorbed excess capacity costs associated with decreased hyaluronan production and sales mix. Production has been slowed due to unexpected delays in the FDA review process of INTERGEL Solution for U.S. distribution. The gross margin for the Oral Restorative Division was 58% for the current period as compared to 59% for the same period of last fiscal year. The decrease is mainly the result of sales mix.

Research and development expenses increased $715,000 or 23% for the current period as compared to the same period of last fiscal year. The increase resulted from additional costs associated with the FDA review process for INTERGEL Solution. Expenses associated with the FDA review process are expected to decrease in the coming quarters.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Marketing and sales expenses increased $1,224,000 or 18% for the current period as compared to the same period of last fiscal year due to an increase in marketing expenses and costs associated with international expansion.

General and administrative expenses increased $191,000 or 6% in the current period as compared to the same period of last fiscal year. The increase resulted from a higher reserve for bad debts in response to the economic situation in Argentina and higher legal and personnel expenses. This increase was partially offset by lower amortization as a result of an accounting change for SFAS 142 — “Goodwill and Other Intangible Assets” as goodwill is no longer amortized. The result of this accounting change for the period was a decrease of $393,000 in amortization expense.

Interest income decreased $125,000 or 71% as a result of a lower average amount of cash to invest than in the same period of last fiscal year combined with a lower rate of return. Interest expense decreased $57,000 or 9% for the current period principally due to lower average debt outstanding as compared to the same period of last fiscal year. Other expense decreased $88,000 for the current period as compared to the same period of last fiscal year, due to a decrease in the provision for income taxes.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2001 contains a detailed discussion of Lifecore’s liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 2001 Form 10-K.

For the nine month period ended March 31, 2002, the Company had negative cash flow from operations of $1,156,000, while cash flow from operations was positive in fiscal 2001 and 2000. Charges for unused capacity associated with the Company’s hyaluronan production and additional costs associated with the FDA review process for INTERGEL Solution have negatively impacted operating results in the current fiscal year, as well as in fiscal 2001 and 2000. Charges for unused capacity are a result of an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA. As the Hyaluronan Division’s production levels increase, its related production efficiencies will increase and charges for unused capacity will decrease. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level with continued international expansion and increased personnel costs.

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

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate plus 1% at March 31, 2002, which was 5.75% and at the prime rate at June 30, 2001, which was 6.75%. At March 31, 2002 and June 30, 2001, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, capital expenditure limitations, liabilities to tangible net worth ratio, minimum EBITDA and minimum working capital targets. At March 31, 2002 and June 30, 2001, the Company was in compliance with all covenants. The agreement has a maturity date of December 31, 2002. It is the intention of the Company to either renew the existing line of credit agreement or seek a comparable line of credit agreement with a different bank. There is no assurance that the Company will be able to renew the existing line of credit agreement or be able to secure a line of credit agreement with a new bank when the current agreement expires on December 31, 2002.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

The Company expects to finance its future business operations with cash generated from anticipated operations and the availability of the line of credit. No assurance can be given that the Company will achieve positive cash flow from operations The Company’s ability to generate positive cash flow from operations and achieve profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products and to the uncertainty of product acceptance within the medical community. Similarly, expansion of the Company’s Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. While the Company’s capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

Cautionary Statement

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which include statements relating to anticipated regulatory outcomes, continued financial improvement, adequate cash flow, the successful market acceptance of INTERGEL Solution in the U.S., the reduction of research and development expenses related to the INTERGEL Solution FDA review process, and the negative impact on Hyaluronan Division margins from the unused capacity, are subject to change. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, such as, unforeseen difficulties or delays in interactions with the FDA, and lack of cooperation or marketing success from marketing partners for the hyaluronan products. Investors are referred to a more detailed discussion of those risks presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

GYNECARE INTERGEL Adhesion Prevention Solution, GYNECARE, and ETHICON, INC. are registered trademarks of ETHICON, INC.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
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

The Company’s outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company’s long-term debt.< /FONT>

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

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
PART II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated:	May 6, 2002	/s/ James W. Bracke James W. Bracke President & Chief Executive Officer

Dated:	May 6, 2002	/s/ Dennis J. Allingham Dennis J. Allingham Executive Vice President & Chief Financial Officer (Principal Financial Officer)