Form 10-K
period 2002-06-30
LIFECORE BIOMEDICAL INC
filed 2002-09-20
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2002
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
Common Stock ($.01 stated value)
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $105,311,000 at August 30, 2002 when the last sale price of such stock, as reported by the Nasdaq National Market, was $8.28.

     The number of shares outstanding of the Registrant’s Common Stock, $.01 stated value, as of August 30, 2002 was 12,876,367 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Certain responses to Part III are incorporated by reference to information contained in the Company’s definitive Proxy Statement for its 2002 Annual Meeting to be filed with the Commission within 120 days after the end of the Registrant’s fiscal year.

PART I

Item 1. Business

General

     Lifecore Biomedical, Inc. (“Lifecore” or the “Company”) manufactures biomaterials and medical devices for use in various surgical markets and provides related specialized contract aseptic manufacturing services. The Company operates two divisions, the Hyaluronan Division and the Oral Restorative Division. Further information about Lifecore can be obtained from Lifecore’s Internet website at www.lifecore.com, however, the contents of the website are not intended to be a part of this Form 10-K and are not incorporated by reference. The Company was incorporated in the State of Minnesota in 1965.

     The Company’s Hyaluronan Division is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that moisturizes or lubricates the soft tissues of the body. The Hyaluronan Division’s primary clinical development project involves expanding the use of Lifecore’s patented ferric hyaluronan adhesion prevention technology. A current product, GYNECARE INTERGEL* Adhesion Prevention Solution (“INTERGEL Solution”). has been clinically proven to reduce the incidence of tissue adhesions commonly formed as part of the body’s natural healing process when tissues are subject to accidental or surgical trauma. These adhesions may cause internal complications that often require costly re-operations, particularly with respect to abdominal adhesions. Government sources recently estimated the annual cost for treatment of adhesion complications in the female pelvis alone at $1.6 billion in the United States. Since June 1998, the Company’s exclusive worldwide marketing partner, GYNECARE, a division of ETHICON, INC. (“ETHICON”), a Johnson & Johnson company, has been marketing INTERGEL Solution outside the U.S. On November 19, 2001, Lifecore received Pre-Market Approval from the FDA to market INTERGEL Solution in the United States for conservative gynecological surgery. ETHICON commenced marketing INTERGEL Solution in the United States during the first calendar quarter of 2002.

     In addition to the adhesion prevention market, the Company’s hyaluronan is used as a component in ophthalmic, orthopedic, and veterinary medical devices. Lifecore continues to apply its hyaluronan manufacturing expertise toward the pursuit of other medical applications based on hyaluronan as a primary component The Company leverages its hyaluronan manufacturing know how to provide specialized contract aseptic manufacturing services to selected hyaluronan customers.

     The Company’s Oral Restorative Division develops and markets precision surgical and prosthetic devices for the restoration of damaged or deteriorating dentition and associated support tissues. The Company’s titanium alloy dental implants are permanently implanted in the jaw for tooth replacement therapy as long-term support for crowns, bridges, and dentures. In September 1999, the Company introduced the STAGE-1™ Single Stage Implant System. In March 2001 the Company introduced the RBM STAGE-1 Single Stage Implant System. In March 2002 the Company introduced the Quick-Cap™ Impressioning System. The Oral Restorative Division also offers innovative bone regenerative products for the repair of bone defects resulting from periodontal disease and tooth loss. The Oral Restorative Division assists its dental surgery clients by developing comprehensive continuing education curricula, as provided in the Company’s various Support Plus™ programs, to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Case Acceptance Program offers client personnel the marketing and selling skills training to foster higher patient acceptance of dental implants. The Oral Restorative Division’s products are marketed in the U.S. through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct subsidiaries in Italy, Germany and Sweden, and through 22 national distributors covering 35 additional countries.

Hyaluronan Division

Background

     Hyaluronan is a naturally occurring polysaccharide component of many tissues in the body and of physiological fluids that lubricate or otherwise protect the body’s soft tissues. Due to its widespread presence in tissues, critical role in normal physiology, and its high degree of biocompatibility, the Company believes that hyaluronan will continue to be used for an increasing variety of medical applications. The Company produces hyaluronan through a proprietary fermentation process.

     Hyaluronan was first demonstrated to have commercial medical utility as a viscoelastic solution in cataract surgery. In this application, its use for coating and lubricating tissues during the implantation of intraocular lenses dramatically improved the existing surgical success rates. The first ophthalmic hyaluronan product produced by extraction from rooster comb tissue became commercially available in the United States in 1981. Hyaluronan-based products, produced either by rooster comb extraction or by fermentation processes such as the Company’s, have since gained widespread acceptance in ophthalmology and are currently used in the majority of cataract extraction procedures in the world. The Company’s hyaluronan is also used as the primary raw material for making INTERGEL Solution; as an aseptic solution which is used as a carrier vehicle for allogeneic demineralized, freeze-dried bone provided to orthopedic surgeons; as a component of devices to treat the symptoms of osteoarthritis; and as a component to provide increased lubricity to medical devices. The Company’s hyaluronan has been utilized in veterinary applications such as an embryo cryopreservation media and as a veterinary drug to treat traumatic arthritis.

Strategy

     The Company intends to use its proprietary fermentation process to be a leader in the development of hyaluronan-based products for multiple applications. Elements of the Company’s strategy include the following:

     •     Establish strategic alliances with market leaders. The Company will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. The Company currently has established relationships with the market leading ophthalmic surgical products company Alcon, Inc., (“Alcon”) (formerly Alcon Laboratories, an indirect subsidiary of Nestle S.A.); ETHICON; and Musculoskeletal Transplant Foundation (“MTF”), the world’s largest bone tissue procurement and distribution service.

     •     Expand medical applications for hyaluronan. The company is currently pursuing expansion of adhesion prevention indications. Due to the growing knowledge of the unique characteristics of hyaluronan and the role it plays in normal physiology, the Company continues to identify and pursue further uses for hyaluronan in other medical applications.

     •     Maintain flexibility in product development and supply relationships. The Company’s vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with large corporate partners. Lifecore’s role in these relationships extends from supplier of raw materials to manufacturer of aseptically-packaged finished products. In addition, the Company may develop its own proprietary products.

Hyaluronan Division Products

     The following chart summarizes the principal products of the Hyaluronan Division, along with their applications and the companies with which Lifecore has related strategic alliances:

PRODUCT	STRATEGIC ALLIANCE	MARKET	STATUS+

GYNECOLOGICAL
SURGERY
GYNECARE INTERGEL* Adhesion Prevention Solution	Lifecore’s proprietary product; ETHICON has exclusive worldwide marketing rights for adhesion prevention applications	Adhesion prevention	Commercial sales for gynecological applications in the U.S. starting in January 2002, in Europe since 1998

OPHTHALMIC
Viscoat® Ophthalmic Viscoelastic Solution	Lifecore supplies hyaluronan powder for inclusion in Alcon’s viscoelastic solution	Cataract surgery	Commercial sales since 1986

LUROCOAT® Ophthalmic Viscoelastic Solution	Lifecore supplies its product for marketing on a non-exclusive basis outside the U.S.	Cataract surgery	Lifecore export shipments commenced in June 1997

OTHER APPLICATIONS

HY-50®	Lifecore supplies syringes of hyaluronan-based solution to Bexco Pharma, Inc for use as a veterinary orthopedic injectible drug	Veterinary drug	Commercial sales since 1993

Hyaluronan Solution for DBX	Lifecore supplies an aseptic solution containing hyaluronan to Musculoskeletal Transplant Foundation (“MTF”) for use as a carrier vehicle for its allogeneic demineralized, freeze-dried bone	Grafting material for restoration of bone defects	Commercial sales since 2000

+ For many of the products listed above, government regulatory approvals are required before commercial sales can commence in the United States or elsewhere. See “Government Regulation.” No assurance can be given that such products will be successfully approved in new markets.

*     GYNECARE INTERGEL Adhesion Prevention Solution; GYNECARE; and ETHICON, INC., are registered trademarks of ETHICON, INC.

     Viscoat® Ophthalmic Viscoelastic Solution is a registered trademark of Alcon, Inc. LUROCOAT® Ophthalmic Solution is a registered trademark of Lifecore Biomedical, Inc. HY-50® is a registered trademark of Bexco Pharma, Inc. DBX® Demineralized Bone Matrix is a registered trademark of the Musculoskeletal Transplant Foundation.

Adhesion Prevention Opportunities with ETHICON

     The Company has developed and globally launched a product using a version of its patented ferric hyaluronan technology, INTERGEL Solution, for reducing the incidence of post-surgical adhesions. ETHICON has worldwide, exclusive distribution rights for INTERGEL Solution.

     Following surgical procedures tissue adhesions, commonly form as part of the body’s natural healing process resulting from trauma to tissues or organs during surgery. Particularly with respect to abdominal, cardiovascular, gynecological, orthopedic, reproductive and thoracic surgeries, these adhesions may cause internal complications that require costly additional surgical intervention. For example, adhesions following gynecological surgery can cause infertility, life threatening bowel obstructions and can complicate subsequent surgical interventions. The Company believes that successful penetration of this market requires a product with broad effectiveness, low toxicity, easy application, high procedural flexibility, and appropriate pricing.

     INTERGEL Solution is a sterile, nonpyrogenic, amber colored, viscous solution of ferric hyaluronan (sodium hyaluronan, which has been ionically coordinated with ferric ions), that provides a transient coating on peritoneal surfaces following surgical procedures. INTERGEL Solution is packaged in a 300 ml low density polyethylene bellows bottle, which is provided in a sterile thermoformed tray sealed with a Tyvek® lid. When stored at controlled temperature (2-30° C) the product has a stable shelf life of 24 months.

     On November 19, 2001, the Company received FDA approval to market INTERGEL Solution in the United States. ETHICON began marketing INTERGEL Solution in the U.S. during the first calendar quarter of 2002. Even though Lifecore has received FDA approval, there can be no assurance that the product will receive prominent market acceptance. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

     The safety and effectiveness of INTERGEL Solution has been established in patients undergoing class I, non-oncologic, pelvic gynecologic laparotomy. The safety and effectiveness has not been established in patients undergoing laparoscopy procedures. In order to maximize the market potential of the product it is the Company’s intention to pursue and demonstrate clinical safety and efficacy in patients undergoing laparoscopy procedures. No assurance can be given that the product trials will be successful and that the required regulatory approvals will be granted. Failure to achieve laparoscopic approval of the product in the U.S. could have a material adverse effect on future prospects for the Company’s operations. See “Government Regulation.”. Outside the U.S., INTERGEL Solution has been approved in 28 countries for the prevention of post-surgical adhesions.

     The composition and use of ferric hyaluronan technology in adhesion reduction applications is described in U.S. Patent No. 5,532,221 (SEE “Patents and Proprietary Rights”). The Company has a Conveyance, License, Development and Supply Agreement with ETHICON, Inc., related to those proprietary rights that extends through 2008 with provisions for renewal.

Ophthalmic Applications

     Cataract Surgery. Currently, a primary commercial application for the Company’s hyaluronan is in cataract surgery. Hyaluronan, in the form of a viscoelastic solution, is used to maintain a deep chamber during anterior segment surgeries (including cataract extraction and intraocular lens implantation) and to protect the corneal endothelium and other ocular tissue. These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. The Company currently sells hyaluronan for this application to Alcon, the leading producer of ophthalmic surgical products in the world, for inclusion in Viscoat® Ophthalmic Viscoelastic Solution. The Company also has agreements to supply its hyaluronan based LUROCOAT Solution under private label outside the United States and Canada.

     The Company’s relationship with Alcon and its predecessors commenced in 1983, when the Company’s hyaluronan was specified as a raw material component of Viscoat Solution, which received marketing clearance from the FDA in 1986. Until 1990, Alcon’s predecessors had the exclusive rights to purchase the Company’s hyaluronan for ophthalmic applications. In 1990, the arrangement with Alcon became non-exclusive. Since that time, sales of hyaluronan to Alcon have continued to be made pursuant to supply agreements. The current Alcon supply agreement, as renewed in December 2000, is for a term of two years through December 31, 2002. Management expects that the Company will be able to negotiate an extension of this supply agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Hyaluronan-based products are used in the majority of cataract surgeries in the world. The Company estimates that the worldwide market for hyaluronan for cataract surgery, on a hospital cost basis, is approximately $140 million per year.

     The Company has developed its own viscoelastic solution, LUROCOAT Solution. The Company received CE marking for LUROCOAT Solution during 1997 allowing LUROCOAT Solution to be marketed and sold in Europe. The Company supplies LUROCOAT Solution outside the United States. Export shipments of LUROCOAT Solution began in 1997.

     Lifecore estimates that its hyaluronan has been used in approximately 26 million ophthalmic patients globally since 1983.

Other Applications

     The Company supplies an aseptic hyaluronan solution to BioCon, the not-for-profit controlling affiliate of the Musculoskelatal Transplant Foundation (“MTF”), which utilizes the solution as a carrier vehicle for its allogeneic demineralized, freeze-dried bone in a final putty composition trademarked as “DBX® Demineralized Bone Matrix”. This bone putty is provided by MTF to orthopedic surgeons through MTF’s distribution channels.

     The Company manufactures Bexco Pharma, Inc.’s HY-50® product, an aseptically packaged hyaluronan solution, for use as a veterinary orthopedic injectible drug, under a supply agreement expiring June 30, 2003. Bexco Pharma, Inc. has the option to renew the agreement for an additional two years with the same terms and conditions as the original agreement.

     Lifecore estimates that its veterinary hyaluronan product has been used in 500,000 equine procedures worldwide.

     The Hyaluronan Division undertakes its own product development activities for hyaluronan-based applications, as well as on a contract basis with certain clients. The majority of outside projects are initiated by a client to demonstrate that the Company’s hyaluronan is suitable for a particular medical application. Suitability is often measured by detailed specifications for product characteristics such as purity, stability, viscosity, and molecular weight, as well as efficacy for a particular medical application.

     There can be no assurance that products currently under development by the Company or in a partnership with others will be successfully developed or, if so developed, will be successfully and profitably marketed.

Oral Restorative Division

Background

     Dental implants are increasingly accepted as a replacement for missing or extracted teeth and serve as supports for dentures, crowns and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed in the jawbone, simulating the anchoring of a tooth by its root. The implant maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of fixtures against surrounding teeth and gingiva. The titanium cylinder or screw-shaped implant is categorized by shape and method of implantation. For example, the threaded cylinder implant is screwed into the jawbone, while an alternate form, the press-fit cylinder, is placed into a precision-drilled hole with a friction fit. To further enhance bone fixation, various implant styles may be spray-coated with hydroxylapatite and/or grit blasted to create a roughened surface. The Company believes the current annual worldwide dental implant market is approximately $700 million.

     Bone graft substitutes and bone regeneration membranes are used for the restoration of deteriorated bone caused by periodontal disease and tooth loss. Historically, bone-filling material needed to fill holes or restore deteriorated bone was only available from cadavers or autologous bone (self-donated from another part of the patient’s body). These sources have quality, convenience, and safety limitations. Synthetic and animal-derived bone graft substitutes emerged to address these issues, as did the demineralized freeze-dry processing of cadaver bone. The current annual U.S. market for synthetic and animal-derived bone substitute products is approximately $35 million. In May 2000, the Company entered into a representation agreement with the Musculoskeletal Transplant Foundation to solicit orders for its MTF® Bone Allograft Tissue for a representation fee. In May 2002, the Company and MTF mutually terminated this agreement to allow the Company to focus its resources on its own product line.

     The addition of supplemental bone regeneration barrier membranes has expanded the U.S. dental bone regeneration market to approximately $70 million. The Company’s TefGen Regenerative Membrane™ and CAPSET® Calcium Sulfate Bone Graft Barrier products address this market opportunity.

     Lifecore estimates that its oral restorative products have been used in over 500,000 dental procedures worldwide.

Strategy

     The Company is the value leader in the oral restorative surgical products industry and has increased the market share for its implant products by implementing the following strategies:

•	Develop a broad line of dental implants and related dental surgery support products that facilitate the transition from competitive systems to a broad-based Lifecore system.

•	Develop and deliver unique educational programs and materials aimed at restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy, practice management techniques and marketing and selling skills training to foster higher patient acceptance of dental implants.

•	Continue expansion in international markets through either direct selling efforts or additional distribution agreements.

Oral Restorative Division Products

     The following chart summarizes the principal products of the Company’s Oral Restorative Division:

PRODUCT	MARKET	STATUS

SUSTAIN® and RESTORE® Dental Implant Systems	Replacement of lost or extracted teeth	Commercial sales

STAGE-1™ Single Stage Implant System (TPS or RBM surface)	One-stage surgical procedure with self-tapping implant design for easier placement and Morse taper prosthetic connection	Commercial sales

Quick-Cap™ Impressioning System	Increases the ease and efficiency of the implant restoration process	Commercial sales

CAPSET® Calcium Sulfate Bone Graft Barrier, including SlowSet™ Version	For use with natural and synthetic bone graft materials as a resorbable barrier cap and/or binding agent	Commercial sales

TefGen Regenerative Membrane™	Nonresorbable membrane for assisting the regeneration of bone defects	Commercial sales

     SUSTAIN® and RESTORE® Dental Implant Systems, STAGE-1™ Single Stage Implant System, Quick-Cap™ Impressioning System, CAPSET® Calcium Sulfate Bone Graft Barrier, SlowSet™, TefGen Regenerative Membrane™, and Support Plus™ are registered trademarks of Lifecore Biomedical, Inc.

Implant Products

     The Company offers the RESTORE Dental Implant System, the SUSTAIN Dental Implant System and the STAGE-1 Single Stage Implant System.

     The RESTORE System is based on a classic threaded titanium implant design that pioneered the commercialization of these devices in general oral restorative surgery. In July 1993, the Company acquired this implant design in connection with its acquisition of Implant Support Systems, Inc. (“ISS”), a manufacturer of dental implant products. The Company has since enhanced and expanded the original ISS line into a broad range of implant options, marketed under the RESTORE System name. Included in the ISS acquisition was a line of dental implant prosthetic components that the Company continues to market under the Implant Support Systems brand. These components are compatible and interchangeable with several other dental implant manufacturers’ systems, as well as miscellaneous dental implant support products, permitting the Company to market its products to dental offices that currently use competitors’ implant systems.

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

     The Quick-Cap™ Impressioning System was added to the Stage-1 Single Stage line in March 2002. This system greatly improves the restorative dentist’s ease and accuracy of impressioning for subsequent laboratory construction of the final crown, bridge or denture.

     Lifecore has enhanced and expanded its product lines, creating numerous new products with a combination of innovative features from its existing systems. This gives the Company a broad product line which offers practitioners maximum flexibility in choice of treatment modalities and several innovations that enhance ease-of-use by the clinician. Additionally, the Oral Restorative Division assists its dental surgery clients by developing comprehensive continuing education curricula, as provided in the Company’s various Support Plus™ programs, to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Case Acceptance Program offers client personnel the marketing and selling skills training to foster higher patient acceptance of dental implants.

Bone Regeneration Products

     The Company offers products that address various bone and tissue regeneration procedures.

     CAPSET Calcium Sulfate Bone Graft Barrier received 510(k) clearance and was introduced to the market in 1995. CAPSET SlowSet™ Barrier was introduced in July 1999. These products are based on a calcium sulfate plaster technology developed by and licensed from Wright Medical, Inc., an orthopedic product manufacturer based in Memphis, Tennessee. CAPSET Barrier and CAPSET SlowSet Barrier allow the clinician to more efficiently use demineralized freeze-dried bone grafts to restore missing bone, particularly in periodontal defects, without resorting to more elaborate treatment techniques or no treatment at all.

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

     The Company has an agreement with ETHICON for exclusive distribution of INTERGEL Solution. The Company believes that ETHICON is the worldwide market leader in the area of surgical products and has one of the largest marketing and sales forces in the industry. Successful commercialization of INTERGEL Solution is dependent on successful manufacturing of commercial quantities and the efforts of ETHICON to develop the market for the product. No assurance can be given that any or all of these conditions will be met.

     The Company also sells various forms of medical grade hyaluronan directly to academic and corporate research customers for development and evaluation of new applications.

Oral Restorative Division Products

     The Company is focused on expanding its oral restorative product line and developing increased sales and marketing support. The dental implant market is highly specialized. Products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners and dental laboratories. Accordingly, management believes it must maintain a highly experienced direct sales force in the United States for proper distribution of these products. The Company believes that its sales force offers better customer service, technical support and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs twenty-one individuals dedicated to sales in the United States and three U.S.-based salespersons dedicated to international sales. The Oral Restorative Division products are marketed internationally in 35 countries through 22 distributors and in Italy through its subsidiary, Lifecore Biomedical SpA, in Germany through its subsidiary, Lifecore Biomedical GmbH, and in Scandinavia through its subsidiary, Lifecore Biomedical AB.

     The Company’s marketing activities are designed to support its direct sales force and include advertising and product publicity in trade journals, direct mail catalogs, newsletters, continuing education programs, telemarketing, and attendance at trade shows and professional association meetings. Industry estimates indicate a need for replacement of approximately 100 million teeth in the adult population of the United States. That represents a potential implants and accessories market of approximately $20 billion compared to the actual current U.S. market size of approximately $250 million.

Manufacturing

     The commercial production of hyaluronan by the Company requires fermentation, separation and purification capabilities, and aseptic packaging of product in a variety of bulk and single dose configurations. In addition, the production of the INTERGEL Solution requires high volume precision mixing of viscous fluids.

     The Company produces its hyaluronan through a proprietary process of fermentation. Until the introduction of the Company’s medical grade hyaluronan, the only commercial source for medical hyaluronan was through an animal rendering process of extraction from rooster combs. The Company believed that the rooster comb extraction method would not be capable of producing large quantities of hyaluronan in an efficient manner if demand for the use of medical grade hyaluronan greatly increased. In addition, changing regulatory requirements make medical use of animal extracts increasingly problematic. Consequently, the Company developed its proprietary fermentation process for hyaluronan using existing knowledge of other successful fermentation manufacturing processes. The Company believes that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency, flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities.

     The Company’s 110,000 square foot facility is used primarily for the proprietary hyaluronan manufacturing process and the formulation of INTERGEL Solution. Since January 2000, the Company has reduced its manufacturing levels causing excess capacity charges in the ongoing periods. The FDA completed a pre-approval site inspection of the Company’s INTERGEL Solution manufacturing operations allowing release of product in the U.S. after approval. The Company believes that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

     The Company provides versatility in the simultaneous manufacturing of various types of finished products. Currently, the Company supplies several different forms of hyaluronan (e.g., varied molecular weight fractions) in powders, solutions and gels, and in a variety of bulk and single-use finished packages. The Hyaluronan Division is continuously conducting development work relating to the techniques utilized in hyaluronan manufacturing. Such development activity is designed to improve production efficiencies and expand the Company’s capabilities to achieve a wider range of hyaluronan product specifications in order to address the broadening opportunities for using hyaluronan in medical applications.

     The Company’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacture of both device and pharmaceutical products. The FDA periodically inspects the Company’s manufacturing systems, and requires conformance to the FDA’s Quality Systems Regulations (“QSR”). In addition, the Company’s corporate partners conduct intensive regulatory audits of the facilities. The Company also periodically contracts with independent regulatory consultants to conduct audits of the Company’s operations. The Company has received certification of conformance to ISO 9001 Quality Assurance System , ISO 13485 and EN 46001 Medical Device Standards as per the Medical Device Directive, 93/42/EEC, as well as the Conformite Europeene (CE) Mark for our products from TUV Product Services of Munich, Germany. These approvals represent international symbols of quality system assurance and compliance with applicable European Medical Device Directives, which greatly assist in the marketing of the Company’s products in the European Union.

     The Company uses outside metal finishing vendors to produce its dental implant devices and related components. The Company inspects vendors’ quality assurance and control functions, and performs its own finished packaging related to the implant product lines.

     The Company purchases raw materials for its production of hyaluronan and calcium sulfate-based products from outside vendors. While these materials are available from a variety of sources, the Company principally uses limited sources for some of its key materials to better monitor quality and achieve cost efficiencies. Wright Medical, Inc. exclusively supplies the key raw material for CAPSET Barrier. The Company believes Wright Medical is able to provide adequate amounts of the raw materials for CAPSET Barrier. The Company utilizes a supply agreement with Bridger Biomed, Inc. to supply the TefGen Regenerative Membrane product line.

Competition

     The competitors of the Company include major chemical, dental, medical, and pharmaceutical companies, as well as smaller specialized firms. Many of these companies have significantly greater financial, manufacturing, marketing and research and development resources than the Company.

Hyaluronan Products

     A number of companies produce hyaluronan products and thus directly or indirectly compete with Lifecore or its corporate partners. Several companies are pursuing anti-adhesion product development, including, but not limited to, Alliance Pharmaceuticals, Inc., Anika Therapeutics, Inc., Confluent Surgical, ETHICON, Fidia SpA, FzioMed, Genzyme Corporation, Life Medical Sciences, M.L. Labs and W.L. Gore & Associates, Inc. If any or all of the competing products are successfully developed, obtain regulatory approval and commercial acceptance, the Company’s prospects for INTERGEL Solution, may be adversely affected.

     Several companies produce hyaluronan through a fermentation process, including Genzyme, Bio-Technology General Corporation, Fidia SpA, IOLTECH, Kyowa Hakko and Bayer. In addition, several companies manufacture hyaluronan by using rooster comb extraction methods. These companies primarily include Anika Therapeutics, Inc., Genzyme, Inc., Fidia SpA, and Pharmacia and Kibun. The Company believes that its patented fermentation process may offer production and regulatory advantages over the traditional rooster comb extraction method. The Company’s competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronan. These patents may cover the same applications as the Company’s. Although there can be no assurance, the Company believes that it does not infringe the patents of its competitors. See “Patents and Proprietary Rights.”

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

Oral Restorative Products

     The dental implant market is also highly competitive. Major market competitors include Dentsply International, Inc., Centerpulse Dental, Biomet, Inc., Straumann AG and Nobel Biocare AB. A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is based primarily on product performance and quality, strong sales support, and education.

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

     The market for the Company’s tissue regeneration products is also competitive. The major competitors include Biomet, Inc., Dentsply International, Inc., Geistlich, W. L. Gore (GORE-TEX), and Centerpulse Dental (Biomend). While the Company believes its product line and experienced sales representation are an advantage in this area, no assurance can be given that it can gain significant market share from its more established competitors.

Patents and Proprietary Rights

     The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a United States patent covering certain aspects of its hyaluronan fermentation process. In August 1994, in connection with the ETHICON Agreement, the Company was assigned a pending patent covering the composition and use of INTERGEL Solution, with applications filed in the United States, Australia, Brazil, Canada, Europe, Greece, and Japan. Subsequently, the patent has been issued in Australia, Canada, Greece, Japan, and the United States. The Company licenses two patents covering the dental surgical use of calcium sulfate from Wright Medical, Inc. The Company also licenses patented technology used in the production of calcium sulfate from Wright Medical and the University of North Carolina. In conjunction with the purchase of the TefGen Regenerative Membrane product line, the Company obtained the rights to the patent for composition, manufacture and use of the nPTFE material. The Company has received a patent on its dental implant packaging and a patent on a super self-tapping dental implant design.

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

     Following submission of the 510(k) Notification, the manufacturer or distributor may not place the new device into commercial distribution until an order is issued by the FDA finding the new device to be substantially equivalent. The FDA has a 90 day period by which to respond to a 510(k) Notification. Dependent on the specific submission and subsequent agency requirements, the 510(k) Notification process can take significantly longer to complete. The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to a predicate device and allow the new device to be marketed in the United States. The FDA may, however, determine that the new device is not substantially equivalent and require the manufacturer or distributor to submit a PMA or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. Although the PMA process is significantly more complex, time-consuming, and expensive than the 510(k) Notification process, the latter process can also be expensive and substantially delay the market introduction of a product.

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

     The Company’s TefGen Regenerative Membrane product line is a Class II device. CAPSET Barrier has received market clearance through a 510(k) Notification but is unclassified.

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

Product Liability

     Product liability claims may be asserted with respect to the Company’s products. In addition, the Company may be subject to product liability claims for the products of its customers that incorporate Lifecore’s materials. The Company maintains product liability insurance coverage in amounts the Company deems to be adequate. Lifecore Biomedical SpA and Lifecore GmbH also carry product liability insurance. There can be no assurance that the Company will have sufficient resources to satisfy product claims if they exceed available insurance coverage.

Employees

     As of August 30, 2002, the Company employed 188 persons on a full-time basis, 8 part-time employees and 3 temporary employees. None of the Company’s employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.

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

     Andre P. Decarie. Mr. Decarie joined the Company as Vice President of Sales and Marketing — ORD in January 2001. Prior to joining the Company, Mr. Decarie was Vice President, Business Development for Avitar, Inc., a manufacturer of specialized wound dressings, from 1999 to December 2000. From 1998 to 1999, Mr. Decarie was Vice President, Business Development for Tremont Medical, Inc., a medical electronics company. From 1993 to 1998, Mr. Decarie was Senior Vice President with Integra LifeSciences Corporation, a medical products company.

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

Item 3. Legal Proceedings

     In March 2000, the Company was served with a lawsuit in the Federal District Court for the District of Massachusetts by The Straumann Company alleging unfair competition and trade dress infringement surrounding the Company’s STAGE-1 Single Stage Implant System. Straumann Company moved for a preliminary injunction, seeking a court order prohibiting Lifecore’s continued sale of STAGE-1 Single Stage Implants. The federal court denied Straumann’s motion, ruling that Straumann had failed to prove that the claimed “trade dress” was nonfunctional in nature. In February 2002, the federal court granted the Company’s motion for summary judgment in part, ruling that several of the features of the Straumann implant were functional as a matter of law. The discovery period recently ended, and the Company has renewed its motion for summary judgment, seeking judgment as a matter of law on the remaining functionality issues, on secondary meaning and on likelihood of confusion. The Company believes the lawsuit is without merit and intends to vigorously defend this position.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock is traded on the Nasdaq National Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 2002 and 2001 the range of high and low closing sale prices of the Common Stock on the Nasdaq National Market.

Fiscal year		Low	High

2002
	First Quarter	$4.39	$12.69
	Second Quarter	9.50	13.25
	Third Quarter	8.40	12.85
	Fourth Quarter	9.93	11.55
2001
	First Quarter	$7.06	$8.50
	Second Quarter	3.69	7.88
	Third Quarter	4.00	6.69
	Fourth Quarter	3.88	7.20

     The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance its business. The Company has a loan agreement that restricts its ability to pay dividends. See Note C to Consolidated Financial Statements.

     At August 30, 2002, the Company had 623 shareholders of record.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

     The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 2002 has been derived from the Company’s Consolidated Financial Statements audited by Grant Thornton LLP, independent certified public accountants. Such data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,

	2002	2001	2000	1999	1998

Statements of Operations Data:
Net sales	$38,794	$34,136	$32,823	$27,321	$25,570
Costs of goods sold	22,116	18,487	17,618	10,768	10,941

Gross profit	16,678	15,649	15,205	16,553	14,629
Operating expenses
Research and development	4,865	4,704	4,213	3,557	4,940
Marketing and sales	10,774	9,284	7,907	7,164	6,889
General and administrative	5,035	4,633	3,847	3,534	3,345

	20,674	18,621	15,967	14,255	15,174

Operating income (loss)	(3,996)	(2,972)	(762)	2,298	(545)
Other income (expense)	(721)	(729)	(837)	(722)	778

Net income (loss)	$(4,717)	$(3,701)	$(1,599)	$1,576	$233

Net income (loss) per common share
Basic	$(0.37)	$(0.29)	$(0.13)	$0.13	$0.02

Diluted	$(0.37)	$(0.29)	$(0.13)	$0.13	$0.02

Weighted average common and common equivalent shares outstanding
Basic	12,802	12,631	12,489	12,398	12,269

Diluted	12,802	12,631	12,489	12,508	12,568

	As of June 30,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital	$17,783	$14,210	$15,530	$16,649	$17,084
Total assets	60,096	62,696	66,108	68,797	66,948
Long-term obligations	6,114	6,249	6,477	6,720	6,658
Shareholders’ equity	48,548	52,056	55,421	55,471	53,299

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions in certain circumstances that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:

     The Company’s revenues are recognized when products are shipped to or otherwise agreed by unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

Inventories:

     Inventories are stated at the lower of cost (first-in, first-out method) or market and have been reduced by an allowance for obsolete, excess or unmarketable inventory. The estimated allowance is based on management’s review of inventories on-hand compared to estimated future usage and sales.

Goodwill, Intangible and Other Long-Lived Assets:

     Intangible and certain other long-lived assets with a definite life are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue.

     In July 2001, the Financial Accounting Standards Board issued SFAS 142 which deals with, among other things, amortization of goodwill. The Company adopted this new standard effective July 1, 2001 and ceased amortization of goodwill at that date and reviews goodwill for impairment on a regular basis, at least annually.

     Management has reviewed goodwill and other intangibles for impairment and has concluded that such assets are appropriately valued at the financial statement date.

General

     The Company manufactures biomaterials and medical devices for use in various surgical markets and provides related specialized contract aseptic manufacturing services. The Company operates through two business units, the Hyaluronan Division and the Oral Restorative Division.

     The Company has a number of relationships with corporate partners relating to the development and marketing of hyaluronan-based products for a variety of medical applications. Currently, the primary commercial application for the Company’s hyaluronan is as a component in ophthalmic surgical products marketed by Alcon for cataract surgery. Sales to Alcon are made under a supply agreement that extends through December 31, 2002. The agreement contains minimum purchase requirements totaling $2.5 million in each of calendar years 2001 and 2002. Management expects that the Company will be able to negotiate an extension of this supply agreement. Initial sales of INTERGEL Solution occurred during fiscal 1998, as ETHICON, began marketing INTERGEL Solution in Europe. On November 19, 2001, the Company received FDA approval to market INTERGEL Solution in the United States. Sales of INTERGEL Solution commenced in the United States during the first calendar quarter of 2002.

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

Results of Operations

Year ended June 30, 2002 compared with year ended June 30, 2001.

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2002	2001	2002	2001	2002	2001

Net sales	$15,244,000	$14,185,000	$23,550,000	$19,951,000	$38,794,000	$34,136,000
Cost of goods sold	12,165,000	10,258,000	9,951,000	8,229,000	22,116,000	18,487,000

Gross profit	3,079,000	3,927,000	13,599,000	11,722,000	16,678,000	15,649,000
Operating expenses
Research and development	3,948,000	3,674,000	917,000	1,030,000	4,865,000	4,704,000
Marketing and sales	259,000	206,000	10,516,000	9,078,000	10,775,000	9,284,000
General and administrative	1,831,000	1,771,000	3,203,000	2,862,000	5,034,000	4,633,000

	6,038,000	5,651,000	14,636,000	12,970,000	20,674,000	18,621,000

Operating loss	$(2,959,000)	$(1,724,000)	$(1,037,000)	$(1,248,000)	$(3,996,000)	$(2,972,000)

     Net Sales. Net sales increased $4,658,000 or 14% in fiscal 2002 from fiscal 2001. Hyaluronan Division sales increased $1,059,000 or 7% and Oral Restorative Division sales increased $3,599,000 or 18%.

     Hyaluronan Division sales increased to $15,244,000 in fiscal 2002 from $14,185,000 in fiscal 2001 due to increased sales of INTERGEL Solution to ETHICON with the approval of INTERGEL Solution for sale in the United States. This sales increase was partially offset by reduced ophthalmic hyaluronan shipments and the termination of the Bausch & Lomb shipments that occurred in fiscal 2001.

     Oral Restorative Division sales increased to $23,550,000 in fiscal 2002 from $19,951,000 in fiscal 2001. Domestic sales increased 12% due to continued growth in market acceptance of the STAGE-1 Single Stage Implant System and the RBM coated implant lines. Sales in the international markets increased by 28% from sales increases at our subsidiary operations.

     Gross profit. Consolidated gross profit, as a percentage of net sales, was 43% in fiscal 2002 and 46 % in fiscal 2001. The gross profit for the Hyaluronan Division decreased to 20% in fiscal 2002 from 28% in fiscal 2001. Charges for unused capacity, associated with the Company’s hyaluronan production as a result of an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA, were $3.8 million in fiscal 2002 and $2.7 million in fiscal 2001. The Company expects that its Hyaluronan Division gross margins will gradually improve as production levels increase to meet the expected demand for hyaluronan. Gross profit for the Oral Restorative Division decreased to 58% in fiscal 2002 from 59% in fiscal 2001. The decrease is the result of product sales mix.

     Research and development. Research and development expenses increased $161,000 or 3% in fiscal 2002 from fiscal 2001. The increase resulted principally from consulting and related expenses associated with the regulatory process with the FDA for INTERGEL Solution.

     Marketing and sales. Marketing and sales expenses increased by $1,491,000 or 16% in fiscal 2002 from fiscal 2001. The increase was due mainly to the development and execution of new products, promotions and customer training programs for the Oral Restorative Division and increased costs associated with subsidiary operations.

     General and administrative. General and administrative expenses increased by $401,000 or 9% in fiscal 2002 from fiscal 2001. The increase is principally related to costs associated with subsidiary operations and higher legal expenses in the current period as compared to the same period of last fiscal year.

     Other income (expense). Interest expense was lower in fiscal 2002 compared to 2001 mainly due to a lower level of borrowings on the line of credit in fiscal 2002. Interest income decreased due to lower level of cash available for investment, combined with lower interest rates in fiscal 2002 .

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

     The increase in Hyaluronan Division sales was due to an increase in sales of ophthalmic products and an increase from other Hyaluronan Division customers in fiscal 2001 compared to fiscal 2000. Sales of ophthalmic products to a single customer were $6,406,000 in fiscal 2001 compared with $5,981,000 for fiscal 2000.

     Oral Restorative Division sales decreased to $19,951,000 in fiscal 2001 from $20,058,000 in fiscal 2000. Sales in the domestic market declined due to the end of the Alloderm Graft distribution agreement in July 2000. When sales of Alloderm Graft are adjusted out of the two years, domestic sales grew by 8%. International sales increased by 12%, mainly from the addition of the German subsidiary.

     Gross profit. Consolidated gross profit, as a percentage of net sales, was 46% in both fiscal 2001 and fiscal 2000. The gross profit for the Hyaluronan Division decreased to 28% in fiscal 2001 from 29% in fiscal 2000. Charges for unused capacity, associated with the Company’s hyaluronan production as a result of an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA, were $2.7 million in fiscal 2001 and $3.2 million in fiscal 2000. Gross profit for the Oral Restorative Division increased to 59% in fiscal 2001 from 57% in fiscal 2000. The increase is the result of product mix; sales of the lower margin Alloderm Graft product declined in fiscal 2001.

     Research and development. Research and development expenses increased $491,000 or 12% in fiscal 2001 from fiscal 2000. The increase resulted principally from product development costs for the RBM STAGE-1 Single Stage Implant that was introduced in March 2001 and from the consulting and related expenses associated with the regulatory process with the FDA for INTERGEL Solution.

     Marketing and sales. Marketing and sales expenses increased by $1,377,000 or 17% in fiscal 2001 from fiscal 2000. The increase was due mainly to the development and execution of new products, promotions and customer training programs for the Oral Restorative Division and costs associated with operating Lifecore GmbH.

     General and administrative. General and administrative expenses increased by $786,000 or 20% in fiscal 2001 from fiscal 2000. The increase is principally from costs associated with operating Lifecore GmbH and higher legal and health insurance expenses in fiscal 2001 as compared to the same period of fiscal 2000.

     Other income (expense). Interest expense was lower in fiscal 2001 compared to 2000 mainly from a lower level of borrowings on the line of credit in fiscal 2001. A higher level of cash available for investment in fiscal 2001 contributed to the increase in interest income.

Liquidity and Capital Resources

     Inventories consist mainly of finished hyaluronan powder and oral restorative products and related raw materials. The portion of finished hyaluronan inventory that is not expected to be consumed within the next twelve months is classified as long-term inventory. The finished hyaluronan inventory is maintained in a frozen state and has a shelf life in excess of five years. Total inventory decreased by $2,935,000 and $3,597,000 in fiscal 2002 and 2001 as the Company decreased production of hyaluronan powder and INTERGEL Solution after the unanticipated delay in receiving marketing approval of INTERGEL Solution from the FDA. INTERGEL Solution sales have increased after the Company obtained FDA approval to market INTERGEL Solution in the United States in November 2001, which also contributed to the decrease in hyaluronan inventory.

     The Company had positive cash flow from operations in fiscal 2002, 2001 and 2000. As the Hyaluronan Division’s production levels increase, its related production efficiencies will increase. However, charges for unused capacity associated with the Company’s hyaluronan production have negatively impacted operating results in fiscal 2002 and 2001. These charges are a result of the unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA. The Company expects that its Hyaluronan Division gross margins will gradually increase as production levels and efficiency increases as a result of gaining FDA approval to sell INTERGEL Solution in the United States. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased.

     On July 2, 2001, the Company issued 69,597 shares of common stock, with an aggregate value of $347,000, in connection with the acquisition of shares of Lifecore Biomedical AB held by two individuals. The issuances were completed pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On March 15, 2001, the Company entered into an agreement with Lancet Software Development, Inc. whereby Lancet agreed to develop an e-Commerce site for the Company to market its products worldwide. Payments due under the agreement may be made in the form of the Company’s common stock or cash, at the option of the Company. In April 2001, the Company issued an aggregate of 20,973 shares of common stock to Lancet as the first progress payment under the agreement. In June 2001, the Company issued an aggregate of 23,152 shares of common stock to Lancet as the second progress payment under the agreement. In October 2001, the Company issued an aggregate of 21,097 shares of common stock to Lancet as the final payment under the agreement. The number of shares issued to Lancet was determined using a formula based on the quoted market value of the common stock as determined on the Nasdaq National Market. Under the terms of the agreement, Lancet exercised the right to have the shares registered for sale. Registration Statements on Form S-3 were filed and declared effective by the Securities and Exchange Commission in April, August and November 2001.

     The loan agreement between the Company and the holder of the industrial development revenue bonds issued to finance the Company’s Chaska, Minnesota facility was amended in June 2002 to waive the fixed charge coverage ratio and the cash flow coverage ratio through June 30, 2003. With respect to certain of these covenants, the Company may be required to obtain further waivers for fiscal 2004. There can be no assurance that future waivers will be granted to the Company.

     The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate plus 1% at June 30, 2002 and at prime at June 30, 2001, which was 5.75% and 6.75% at the respective dates. The agreement has a maturity date of December 31, 2002. At June 30, 2002 and 2001 there was no outstanding balance under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and liabilities to tangible net worth ratio. At June 30, 2002, the Company was in compliance with all covenants. It is the intention of the Company to either renew the existing line of credit agreement or seek a comparable line of credit agreement with a different bank. There is no assurance that the Company will be able to renew the existing line of credit agreement or be able to secure a line of credit agreement with a new bank when the current agreement expires on December 31, 2002.

     The Company’s ability to generate positive cash flow from operations and achieve ongoing profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products and the early stage of certain of these markets. Similarly, expansion of the Company’s Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. The Company expects its cash generated from anticipated operations and the availability under the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations. While the Company’s capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

Cautionary Statement

     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, in the Letter to Shareholders contained in the Annual Report to Shareholders, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future expense levels and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) obtaining the necessary regulatory approvals for new hyaluronan and oral restorative products; (ii) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (iii) possible limitations on the Company’s ability to meet anticipated significant commercial demand for INTERGEL Solution on a timely basis; (iv) the uncertainty of the possible outcome of the litigation with The Straumann Company regarding the STAGE-1 Single Stage Implant System, (v) intense competition in the markets for the Company’s principal products and (vi) other factors discussed in the risk factors filed as Exhibit 99 to this Form 10-K. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements are listed under item 14 of this report. Summarized unaudited quarterly financial data for 2002 and 2001 is as follows:

	Quarter

	First	Second	Third	Fourth

Year ended June 30, 2002
Net sales	$8,234,000	$8,584,000	$10,254,000	$11,722,000
Gross profit	3,299,000	3,261,000	4,601,000	5,517,000
Net loss	(1,932,000)	(2,080,000)	(657,000)	(48,000)
Net loss per share
Basic and diluted	$(0.15)	$(0.16)	$(0.05)	$(0.00)
Weighted average common and common equivalent shares outstanding
Basic and diluted	12,747,618	12,785,099	12,806,177	12,854,643

Year ended June 30, 2001
Net sales	$7,896,000	$8,717,000	$8,627,000	$8,896,000
Gross profit	3,728,000	4,009,000	4,195,000	3,717,000
Net loss	(606,000)	(561,000)	(621,000)	(1,913,000)
Net loss per share
Basic and diluted	$(0.05)	$(0.04)	$(0.05)	$(0.15)
Weighted average common and common equivalent shares outstanding
Basic and diluted	12,611,499	12,622,249	12,626,257	12,657,958

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning director nominees is set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders to be held November 14, 2002, which is incorporated herein by reference. See also “Executive Officers of the Registrant” in Item 1 above.

Item 11. Executive Compensation

     Information concerning executive compensation is set forth in the section entitled “Executive Compensation” in the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Security ownership of certain owners and management is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders which is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

     The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of June 30, 2002:

Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding options,	future issuance under
	outstanding options,	warrants and rights	equity compensation
	warrants and rights		plans (excluding
securities reflected in
column (a)
	( a )	( b )	( c )

Equity compensation plans approved by security holders (1):	2,823,210	$11.87	1,476,790	(2)
Equity compensation plans not approved by security holders:	—	—	—

Total	2,823,210	$11.87	1,476,790

(1)  - Includes the Company’s 1987 Stock Plan, 1990 Stock Plan and 1996 Stock Plan.

(2)  - The 1996 Stock Plan authorizes the issuance of awards in the form of restricted stock. There are a total of 562,748 shares available for future issuance under the 1996 Stock Plan. The Company has not granted any shares of restricted stock under the 1996 Stock Plan.

Item 13. Certain Relationships and Related Transactions

     Not Applicable.

PART IV

Item 14. Controls and Procedures

     There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls since the date these controls were last evaluated by the executive officers of the Company.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of the report

1.	Consolidated Financial Statements

Form 10-K
Page Reference

	Report of Independent Certified Public Accountants	F-1

	Consolidated Balance Sheets — June 30, 2002 and 2001.	F-2 and F-3

	Consolidated Statements of Operations — years ended June 30, 2002, 2001 and 2000.	F-4

	Consolidated Statements of Cash Flows — years ended June 30, 2002, 2001 and 2000.	F-5

	Consolidated Statements of Shareholders’ Equity — years ended June 30, 2002, 2001 and 2000.	F-6

	Notes to Consolidated Financial Statements	F-7 through F-18

2.	Consolidated Financial Statement Schedules

	Schedule II — Valuation and Qualifying Accounts	S-1

(b) Reports on Form 8-K
None

(c) Exhibits and Exhibit Index

Description

2.1	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (Pursuant to Rule 24b-2, certain portions of this Exhibit have been deleted and filed separately with the Commission) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

Description

10.1	Loan Agreement dated as of September 1, 1990 between the City of Chaska and the Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990) as amended on June 10, 1991 and July 24, 1991 (incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to Form 1991 S-2 Registration Statement [File No. 33-41291]) as amended on August 3, 1992 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1992) as amended on July 28, 1994 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1994), as amended on July 27, 1995 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1995), as amended on July 8, 1996, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1996), as amended on July 1, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1997), as amended on June 5, 1998, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1998), as amended on June 10, 1999, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1999), as amended on June 8, 2000, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2000), as amended on May 24, 2001, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2001), as amended on June 5, 2002, filed herewith

10.2	Trust Indenture dated as of September 1, 1990 from the City of Chaska to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.3 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.3	Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of September 1, 1990 from the Company to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.4 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.4	Contract for Private Redevelopment dated as of September 1, 1990 between the Company and Chaska Economic Development Authority (incorporated by reference from Exhibit 4.5 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.5	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.6*	Employment Agreement dated June 10, 1991 with James W. Bracke (incorporated by reference to Exhibit 10.11 to 1991 S-2 Registration Statement [File No. 33-41291]), as amended by letter agreement dated on August 14, 1995 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 1995), as amended by letter agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1997)

10.7	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.8*	1987 Stock Option Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-26065])

10.9*	1990 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-32984])

10.10*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.11	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

Description

10.12*	1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement [File No. 333-18515])

10.13	Credit and Security Agreement, dated December 28, 1998, between the U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1998)

10.14	Amendment No. 1 to Credit and Security Agreement dated February 7, 2000 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2000)

10.15	Amendment No. 2 to Credit and Security Agreement dated July 21, 2000 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2000)

10.16	Amendment No. 3 to Credit and Security Agreement dated August 21, 2001 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 30, 2001)

10.19	Amendment No. 4 to Credit and Security Agreement dated January 25, 2002 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001)

23.1	Consent of Grant Thornton LLP

99.1	Risk Factors

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated: September 20, 2002	By /s/ JAMES W. BRACKE James W. Bracke, Ph.D. President, Chief Executive Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Dated: September 20, 2002	By /s/ DENNIS J. ALLINGHAM Dennis J. Allingham Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: September 20, 2002	By /s/ JAMES W. BRACKE James W. Bracke, Ph.D. President, Chief Executive Officer (principal executive officer), Secretary and Director

Dated: September 20, 2002	By /s/ ORWIN L. CARTER Orwin L. Carter Director

Dated: September 20, 2002	By /s/ JOAN L. GARDNER Joan L. Gardner Director

Dated: September 20, 2002	By /s/ THOMAS H. GARRETT Thomas H. Garrett Director

Dated: September 20, 2002	By /s/ JOHN C. HEINMILLER John C. Heinmiller Director

Dated: September 20, 2002	By /s/ RICHARD W. PERKINS Richard W. Perkins Director

Dated September 20, 2002	By /s/ JOHN E. RUNNELLS John E. Runnells Director

CERTIFICATIONS

Chief Executive Officer

I, James W. Bracke, Ph.D., certify that:

1.	I have reviewed this annual report on Form 10-K of Lifecore Biomedical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 20, 2002	By /s/ JAMES W. BRACKE James W. Bracke, Ph.D. President, Chief Executive Officer (principal executive officer), Secretary and Director

Chief Financial Officer

I, Dennis J. Allingham, certify that:

1.	I have reviewed this annual report on Form 10-K of Lifecore Biomedical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 20, 2002	By /s/ DENNIS J. ALLINGHAM Dennis J. Allingham Executive Vice President and Chief Financial Officer (principal financial officer)

( This page has been left blank intentionally.)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
 Lifecore Biomedical, Inc.

     We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II of Lifecore Biomedical, Inc. and subsidiaries for each of the three years in the period ended June 30, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
July 30, 2002

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
June 30,

ASSETS

	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$2,528,000	$2,310,000
Accounts receivable, less allowances	7,882,000	6,923,000
Inventories	11,810,000	8,693,000
Prepaid expenses	997,000	675,000

Total current assets	23,217,000	18,601,000

PROPERTY, PLANT AND EQUIPMENT — AT COST
Land	249,000	249,000
Building	23,960,000	23,924,000
Equipment	16,302,000	15,425,000
Land and building improvements	3,477,000	3,429,000

	43,988,000	43,027,000
Less accumulated depreciation	(17,194,000)	(14,590,000)

	26,794,000	28,437,000

OTHER ASSETS
Intangibles	4,850,000	4,605,000
Security deposits	845,000	854,000
Inventories	3,316,000	9,368,000
Other	1,074,000	831,000

	10,085,000	15,658,000

	$60,096,000	$62,696,000

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS — (continued)
June 30,

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2002	2001

CURRENT LIABILITIES
Current maturities of long-term obligations	$139,000	$227,000
Accounts payable	3,500,000	3,057,000
Accrued compensation	1,053,000	796,000
Accrued expenses	742,000	311,000

Total current liabilities	5,434,000	4,391,000

LONG-TERM OBLIGATIONS	6,114,000	6,249,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — authorized, 25,000,000 shares of $1.00 stated value; none issued	—	—
Preferred stock, Series A Junior Participating — authorized, 500,000 shares of $1.00 par value; none issued	—	—
Common stock — authorized, 50,000,000 shares of $.01 stated value; issued and outstanding, 12,867,742 and 12,679,127 shares at June 30, 2002 and 2001	129,000	127,000
Additional paid-in capital	88,768,000	87,561,000
Accumulated deficit	(40,349,000)	(35,632,000)

	48,548,000	52,056,000

	$60,096,000	$62,696,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30,

	2002	2001	2000

Net sales	$38,794,000	$34,136,000	$32,823,000
Cost of goods sold	22,116,000	18,487,000	17,618,000

Gross profit	16,678,000	15,649,000	15,205,000

Operating expenses
Research and development	4,865,000	4,704,000	4,213,000
Marketing and sales	10,774,000	9,284,000	7,907,000
General and administrative	5,035,000	4,633,000	3,847,000

	20,674,000	18,621,000	15,967,000

Operating loss	(3,996,000)	(2,972,000)	(762,000)

Other income (expense)
Interest income	72,000	202,000	86,000
Interest expense	(743,000)	(807,000)	(876,000)
Other	(50,000)	(124,000)	(47,000)

	(721,000)	(729,000)	(837,000)

NET LOSS	$(4,717,000)	$(3,701,000)	$(1,599,000)

Net loss per common share
Basic and diluted	$(0.37)	$(0.29)	$(0.13)

Weighted average common and common equivalent shares shares outstanding
Basic and diluted	12,802,354	12,630,990	12,488,687

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(4,717,000)	$(3,701,000)	$(1,599,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,940,000	3,306,000	3,301,000
Allowance for doubtful accounts	187,000	(49,000)	(186,000)
Loss on sale of property, plant and equipment	—	—	14,000
Changes in operating assets and liabilities
Accounts receivable	(1,146,000)	(1,258,000)	1,299,000
Inventories	2,935,000	3,597,000	109,000
Prepaid expenses	(322,000)	58,000	(241,000)
Accounts payable	443,000	507,000	937,000
Accrued liabilities	688,000	(8,000)	(503,000)
Customers’ deposits	—	(302,000)	302,000

Net cash provided by operating activities	1,008,000	2,150,000	3,433,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(961,000)	(693,000)	(1,001,000)
Proceeds from sale of property, plant and equipment	—	—	15,000
Purchases of intangibles	(60,000)	(17,000)	(33,000)
Decrease (increase) in security deposits	9,000	(7,000)	(6,000)
Increase in other assets	(219,000)	(81,000)	(69,000)

Net cash used in investing activities	(1,231,000)	(798,000)	(1,094,000)

Cash flows from financing activities:
Payments on long-term obligations	(223,000)	(244,000)	(258,000)
Payments on line of credit	—	—	(1,883,000)
Proceeds from stock options exercised	664,000	101,000	359,000

Net cash provided by (used in) financing activities	441,000	(143,000)	(1,782,000)

Net increase in cash and cash equivalents	218,000	1,209,000	557,000
Cash and cash equivalents at beginning of year	2,310,000	1,101,000	544,000

Cash and cash equivalents at end of year	$2,528,000	$2,310,000	$1,101,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$763,000	$807,000	$940,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock

			Additional
	Shares		Paid-In	Accumulated
	Issued	Amount	Capital	Deficit

Balances at June 30, 1999	12,416,729	$124,000	$85,679,000	$(30,332,000)
Exercise of stock options and employee stock purchase savings plan, net of 4,000 shares surrendered in payment	71,157	1,000	462,000	—
Issuance of stock to satisfy debt	118,238	1,000	1,085,000	—
Net Loss for the year ended June 30, 2000	—	—	—	(1,599,000)

Balances at June 30, 2000	12,606,124	126,000	87,226,000	(31,931,000)
Exercise of stock options and employee stock purchase savings plan	28,878	—	101,000	—
Issuance of common stock as payment for services	44,125	1,000	234,000
Net Loss for the year ended June 30, 2001	—	—	—	(3,701,000)

Balances at June 30, 2001	12,679,127	127,000	87,561,000	(35,632,000)
Exercise of stock options and employee stock purchase savings plan	97,371	1,000	653,000	—
Issuance of common stock as payment for services	21,647	—	208,000	—
Issuance of common stock as payment for subsidiary purchase	69,597	1,000	346,000	—
Net Loss for the year ended June 30, 2002	—	—	—	(4,717,000)

Balances at June 30, 2002	12,867,742	$129,000	$88,768,000	$(40,349,000)

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Lifecore Biomedical, Inc. (the “Company”), manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through OEM and contract manufacturing alliances in gynecologic and ophthalmologic surgery, and veterinary medicine. The Oral Restorative Division markets its products through direct sales in the United States, Italy, Germany and Sweden and through distributors in other foreign countries.

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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Implant Support Systems, Inc., Lifecore Biomedical SpA, Lifecore Biomedical GmbH and Lifecore Biomedical AB. All intercompany balances and transactions have been eliminated in consolidation.

2.	Cash and Cash Equivalents

     The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 2002 and 2001, substantially all of the Company’s cash and cash equivalents were invested in a money market fund.

3.	Accounts Receivable

     The Company extends credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers. The Company’s customers are located primarily throughout the United States, Asia, Europe and South America. Accounts receivable balances from customers located in Asia, Europe and South America were 10%, 29% and 8% of total receivables at June 30, 2002 and 11%, 29% and 9% of total receivables at June 30, 2001. The Company maintains allowances for potential credit losses, which were $325,000 and $145,000 at June 30, 2002 and 2001.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

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

	As of June 30,

	2002	2001

Raw materials	$2,902,000	$3,150,000
Work-in-process	272,000	358,000
Finished goods	11,952,000	14,553,000

	$15,126,000	$18,061,000

5.	Depreciation

     Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Depreciation expense was approximately $2,603,000, $2,608,000 and $2,603,000 for the years ended June 30, 2002, 2001 and 2000. Lives used in straight-line depreciation for financial reporting purposes are as follows:

Number of
years

Building	18-25
Equipment	3-15
Land and building improvements	18

6.	Intangibles

     Intangibles consist primarily of the cost of technology and regulatory rights related to the SUSTAIN Dental Implant System product line acquired in May 1992, the goodwill related to the July 1993 acquisition of Implant Support Systems, Inc., the cost of technology and regulatory rights related to the TefGen Regenerative Membrane product line acquired in May 1997, the cost of acquiring the customer list from a former distributor in Spain in April 1999 and the goodwill related to the July 2001 acquisition of Lifecore AB in Sweden. All intangibles relate to the oral restorative segment.

     Included within intangibles are costs incurred to register patents and trademarks, which are capitalized as incurred. Amortization of these costs commences when the related patent or trademark is granted. The costs are amortized over the estimated useful life of the patent or trademark, not to exceed 17 years.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

     Effective July 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142 the Company ceased amortization of goodwill and technology and regulatory rights effective July 1, 2001, while the customer list continues to be amortized on the straight-line method over 5 years. Amortization of goodwill and technology and regulatory rights was $524,000 in both fiscal 2001 and 2000. Excluding such amortization the net loss and net loss per share in fiscal 2001 and 2000 would have been $3,177,000 and $.25 and $1,075,000 and $.09. The Company also completed a transitional goodwill impairment test noting an impairment of $160,000, which was recorded in general and administrative expenses in fiscal 2002. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets.

     Intangibles consisted of the following at June 30:

	2002	2001

Goodwill	$8,245,000	$7,957,000
Customer list	725,000	725,000
Patents	387,000	377,000
Accumulated amortization	(4,507,000)	(4,454,000)

	$4,850,000	$4,605,000

     Effective July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations.” SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial statements.

7.	Other Assets

     Other assets consist of the following at June 30:

	2002	2001

Website development costs	$759,000	$326,000
Financing costs	307,000	307,000
Distribution rights and licenses	180,000	30,000
Other	73,000	277,000
Less accumulated amortization	(245,000)	(109,000)

	$1,074,000	$831,000

     Amortization of these costs commences when the related asset is placed in service. The costs are amortized over the estimated useful life of the asset ranging from 3 to 20 years.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

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

9.	Net Loss Per Common Share

     The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the fiscal years ended June 30, 2002, 2001 and 2000, the common share equivalents that would have been included in the computation of diluted net income per share were 308,513, 21,448 and 177,558, had net income been achieved.

     Options to purchase 1,532,793, 2,580,065, and 1,480,836 shares of common stock with a weighted average exercise price of $15.52, $12.67 and $16.52 were outstanding at June 30, 2002, 2001, and 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

NOTE B — LINE OF CREDIT

     The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate plus 1% at June 30, 2002 and prime at June 30, 2001, which was 5.75% and 6.75% at the respective dates. The agreement has a maturity date of December 31, 2002. At June 30, 2002 and 2001 there was no balance outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum net worth, capital expenditure limitations and liabilities to tangible net worth ratio. At June 30, 2002, the Company was in compliance with all covenants.

NOTE C — LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

	As of June 30,

	2002	2001

Industrial development revenue bonds	$6,249,000	$6,369,000
Notes payable	—	98,000
Other	4,000	9,000

	6,253,000	6,476,000
Less current maturities	(139,000)	(227,000)

	$6,114,000	$6,249,000

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE C — LONG-TERM OBLIGATIONS — (continued)

Industrial Development Revenue Bonds

     In 1990, the Company completed a $7,000,000 transaction to finance its manufacturing and administrative facility through the issuance of 30-year industrial development revenue bonds by the municipality where the facility is located. The bonds are collateralized by a first mortgage on the facility and bear interest at 10.25%. The Company is required to make debt service payments on the bonds of approximately $775,000 per year through 2021. The payments are required to be made monthly to a sinking fund. At June 30, 2002 and 2001, the Company had approximately $700,000 on deposit with the bond trustee to cover the reserve fund requirement. The Company has the right to redeem the bonds upon the payment of the outstanding principal balance plus accrued interest and a premium. The premium is 4% of the principal amount during the year commencing September 1, 2002 and declines during subsequent years.

     The terms of the loan agreement require the Company to comply with various financial covenants including minimum current ratio, fixed charges coverage and cash flow coverage requirements and maximum debt to net worth limitation. The fixed charges coverage and cash flow coverage requirements have been waived by the bondholder through fiscal 2003. The debt to net worth ratio covenant has the effect of restricting the payment of cash dividends or repurchases of common stock.

Notes Payable

     In April 1999, the Company issued a non-interest bearing note payable in the amount of $375,000 to a former distributor in exchange for a customer list. Annual payments of $125,000 were made in March 2002, 2001 and 2000. The Company used an effective interest rate of 8% to impute interest on the note payable.

     The aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:

2003	$139,000
2004	145,000
2005	165,000
2006	180,000
2007	195,000
Thereafter	5,429,000

$6,253,000

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE D — INCOME TAXES

     Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Deferred tax assets (liabilities) consist of the following at June 30:

	2002	2001

Deferred tax assets
Net operating loss carryforward	$10,213,000	$10,048,000
Tax credit carryforward	706,000	300,000
Inventories	1,733,000	1,728,000
Other	305,000	247,000

Total deferred tax assets	12,957,000	12,323,000
Deferred tax liabilities
Depreciation	(851,000)	(937,000)
Customer list	(111,000)	(156,000)

Total deferred tax liabilities	(962,000)	(1,093,000)

Net deferred tax asset before valuation allowance	11,995,000	11,230,000
Valuation allowance	(11,995,000)	(11,230,000)

Net deferred tax asset	$—	$—

     At June 30, 2002, the Company had net operating loss carryforwards of approximately $28,480,000 for tax reporting purposes, which expire in 2005 through 2021.

     The Company also has general business credit carryforwards of approximately $706,000, which expire in 2003 through 2017.

     Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to loss before income taxes are as follows for fiscal years ending June 30:

	2002	2001	2000

U.S. federal statutory rate	34%	34%	34%
Change in valuation allowance	(34)%	(34)%	(34)%

	—	—	—

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE E — SHAREHOLDERS’ EQUITY

Issuance of Stock

     On April 2, 2001, the Company issued 20,973 shares of common stock to Lancet Software Development, Inc. (“Lancet”). On June 20, 2001, the Company issued an additional 23,152 shares of common stock to Lancet. On October 8, 2001, the Company issued an additional 21,097 shares of common stock to Lancet. The shares of common stock were issued to Lancet in exchange for consulting services relating to the development of the Company’s e-Commerce website. The aggregate value of each issuance of stock was $100,000, $127,000 and $212,000, respectively. The issuances were completed pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On July 2, 2001, the Company issued 69,597 shares of common stock, with an aggregate value of $347,000, in connection with the acquisition of shares of Lifecore Biomedical AB held by two individuals. The issuances were completed pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Stock Option Plans

     The Company has three stock option plans. In November 1987, the shareholders adopted the 1987 Stock Plan (the “1987 Plan”) to provide for options to be granted to certain eligible salaried employees and non-employee members of the Board of Directors. A total of 300,000 shares of common stock are reserved for issuance under the 1987 Plan. In November 1990, the shareholders adopted the 1990 Stock Plan (the “1990 Plan”) to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1990 Plan. In November 1993, the 1990 Plan was amended to provide for a total of 1,000,000 shares of common stock reserved for issuance under the 1990 Plan. In November 1996, the shareholders adopted the 1996 Stock Plan (the “1996 Plan”) to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1996 Plan. A total of 3,000,000 shares of common stock are reserved for issuance under the 1996 Plan. Options will be granted under all plans at exercise prices that are determined by a committee as appointed by the Board of Directors. Options granted to date under all plans have been at exercise prices equal to the fair market value of the Company’s stock on the date of grant. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE E — SHAREHOLDERS’ EQUITY — continued

     Option transactions under the 1987, 1990 and 1996 Stock Option Plans during the three years ended June 30, 2002 are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at July, 1, 1999	1,863,001	$14.12
Granted	416,000	13.13
Exercised	(60,857)	7.06
Canceled	(66,750)	13.96

Outstanding at June 30, 2000	2,151,394	14.12
Granted	762,600	7.39
Exercised	(22,000)	3.08
Canceled	(168,921)	9.08

Outstanding at June 30, 2001	2,723,073	12.27
Granted	325,900	7.66
Exercised	(70,860)	7.45
Canceled	(154,903)	13.13

Outstanding at June 30, 2002	2,823,210	$11.87

	Number of	Weighted Average
	Shares	Exercise Price

Options exercisable at June 30:
2002	1,884,541	$12.63
2001	1,644,019	13.39
2000	1,258,517	14.18

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE E — SHAREHOLDERS’ EQUITY — continued

     The following tables summarize information concerning currently outstanding and exercisable stock options.

Options Outstanding

Range of	Number	Weighted Average Remaining	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price

$3.88 — 5.82	259,633	7.3 years	$5.39
5.83 — 8.75	844,909	7.4 years	7.84
8.76 — 13.12	462,625	6.6 years	10.10
13.13 — 19.68	1,201,543	5.1 years	16.38
19.69 — 23.38	54,500	5.4 years	21.38

	2,823,210

Options Exercisable

Range of	Number	Weighted Average
Exercise Price	Exercisable	Exercise Price

$3.88 — 5.82	67,683	$ 5.02
5.83 — 8.75	561,565	7.87
8.76 — 13.12	254,625	10.00
13.13 — 19.68	972,668	16.36
19.69 — 23.38	28,000	21.14
	1,884,541

     The weighted average fair value of options granted in 2002, 2001 and 2000 was $7.66, $6.12, and $10.70 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000: no dividend yield; risk-free rate of return of 6%; volatility of 89.4%, 91.7%, and 98.7%; and an average term of 6.0 years. The 2002, 2001 and 2000 proforma net loss and basic net loss per share would have been $7,485,000, $7,987,000 and $4,473,000 or $.58, $.63 and $.36 per share had the fair value method been used for valuing options granted during 2002, 2001 and 2000. These effects may not be representative of the future effects of applying the fair value method.

Employee Stock Purchase Savings Plan

     The 1990 Employee Stock Purchase Savings Plan (“ESPSP”) provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the anniversary date of such plan’s commencement or the termination date of the plan, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan year to purchase the stock. Since inception of the ESPSP a total of 149,828 shares have been issued, including 26,511 shares for approximately $126,000 in 2002, 6,178 shares for approximately $29,000 in 2001 and 14,050 shares for approximately $115,000 in 2000. The ESPSP was terminated in 2002 since 149,828 shares of the 150,000 shares authorized for the plan had been issued.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE E — SHAREHOLDERS’ EQUITY — continued

Shareholder Rights Plan

     In May 1996 the Board of Directors unanimously adopted a shareholder rights plan designed to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of any proposal to acquire the Company. The Board declared a distribution of one Right for each share of common stock outstanding on June 15, 1996. Each Right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of Lifecore at an initial exercise price of $110.00. Initially, the Rights are attached to the common stock and are not exercisable. They become exercisable only following the acquisition by a person or group, without the prior consent of the Company’s Board of Directors, of 15 percent or more of the Company’s voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 15 percent or more.

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

NOTE F — COMMITMENTS AND CONTINGENCIES

Royalty Agreements

     The Company has entered into agreements that provide for royalty payments based on a percentage of net sales of certain products. Royalty expense under these agreements was $148,000, $165,000 and $176,000 for the years ended June 30, 2002, 2001 and 2000.

Severance Agreements

     The Company has an agreement with each officer that provides severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum contingent liability under these agreements at June 30, 2002 is approximately $1,533,000.

NOTE G — EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit sharing plan for eligible employees. The Company, at the discretion of the Board of Directors, may set a matching percentage that is proportionate to the amount of the employees’ elective contributions each year. During the years ended June 30, 2002, 2001 and 2000, the Board of Directors authorized a company matching contribution to the plan of $65,000, $60,000 and $61,000; respectively.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE H — SEGMENT INFORMATION

     The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products in the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon under such agreements were 14%, 19% and 18% of total sales in 2002, 2001 and 2000. Sales of GYNECARE INTERGEL Solution to ETHICON, INC. amounted to 11% of total sales in 2002. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Italy, Germany and Sweden and primarily through distributorship arrangements in other foreign locations. Sales to customers located principally in Europe accounted for 31%, 40% and 31% of total Company sales during the years ended June 30, 2002, 2001 and 2000. The operations of the Company’s Italian subsidiary, Lifecore Biomedical SpA, the Company’s German subsidiary, Lifecore Biomedical GmbH and the Company’s Swedish subsidiary, Lifecore Biomedical AB have not been material to the consolidated financial statements.

     Segment information for the Company is as follows:

	Year ended June 30,

	2002	2001	2000

Net sales
Hyaluronan products	$15,244,000	$14,185,000	$12,765,000
Oral restorative products	23,550,000	19,951,000	20,058,000

	$38,794,000	$34,136,000	$32,823,000

Operating income (loss)
Hyaluronan products	$(2,959,000)	$(1,724,000)	$(1,446,000)
Oral restorative products	(1,037,000)	(1,248,000)	684,000

	$(3,996,000)	$(2,972,000)	$(762,000)

Capital expenditures
Hyaluronan products	$637,000	$336,000	$668,000
Oral restorative products	324,000	357,000	333,000

	$961,000	$693,000	$1,001,000

Depreciation and amortization expense
Hyaluronan products	$2,070,000	$2,074,000	$2,100,000
Oral restorative products	870,000	1,232,000	1,201,000

	$2,940,000	$3,306,000	$3,301,000

	As of June 30,

	2002	2001

Identifiable assets
Hyaluronan products	$38,357,000	$46,535,000
Oral restorative products	19,211,000	13,851,000
General corporate	2,528,000	2,310,000

	$60,096,000	$62,696,000

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE I — AGREEMENTS

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

NOTE J — LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

NOTE K — RECLASSIFICATIONS

     Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Lifecore Biomedical, Inc. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

Column A	Column B	Column C		Column D		Column E

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at End
Description	of Period	Expenses	Accounts	Deductions		of Period

Year ended June 30, 2002
Accounts receivable
Allowance	$145,000	$272,000	$ —	$(92,000	) (A)	325,000
Year ended June 30, 2001
Accounts receivable
Allowance	186,000	65,000	—	(106,000	) (A)	145,000
Year ended June 30, 2000
Accounts receivable
Allowance	372,000	110,000	—	(296,000	) (A)	186,000

(A)	Deductions represent accounts receivable balances written-off during the year.

S-1