Form 10-Q
period 2002-09-30
LIFECORE BIOMEDICAL INC
filed 2002-11-12
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 30, 2002 was 12,876,367 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

			Page

Part I.		Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at September 30, 2002 and June 30, 2002	3

		Condensed Consolidated Statements of Operations for Three Months Ended September 30, 2002 and 2001	4

		Condensed Consolidated Statements of Cash Flows for Three Months Ended September 30, 2002 and 2001	5

		Notes to Condensed Consolidated Financial Statements	6-9

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II.		Other Information

	Item 6.	a. Exhibit Index	15
		b. Reports on Form 8-K	15

Signatures			16

Certifications			17-18

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2002	2002

ASSETS
Current Assets
Cash and cash equivalents	$773,000	$2,528,000
Accounts receivable, less allowances	7,551,000	7,882,000
Inventories	12,398,000	11,810,000
Prepaid expenses	1,393,000	997,000

Total current assets	22,115,000	23,217,000
Property, plant and equipment
Land, building and equipment	44,168,000	43,988,000
Less accumulated depreciation	(17,848,000)	(17,194,000)

	26,320,000	26,794,000
Other Assets
Intangibles	4,768,000	4,850,000
Security deposits	850,000	845,000
Inventories	2,873,000	3,316,000
Other	990,000	1,074,000

	9,481,000	10,085,000

	$57,916,000	$60,096,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$139,000	$139,000
Accounts payable	2,350,000	3,500,000
Accrued compensation	1,112,000	1,053,000
Accrued expenses	666,000	742,000

Total current liabilities	4,267,000	5,434,000
Long-term obligations	6,092,000	6,114,000
Shareholders’ equity	47,557,000	48,548,000

	$57,916,000	$60,096,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,

	2002	2001

Net sales	$8,972,000	$8,234,000
Cost of goods sold	4,909,000	4,935,000

Gross profit	4,063,000	3,299,000

Operating expenses
Research and development	957,000	1,636,000
Marketing and sales	2,848,000	2,444,000
General and administrative	1,159,000	1,046,000

	4,964,000	5,126,000

Operating loss	(901,000)	(1,827,000)

Other income (expense)
Interest income	29,000	68,000
Interest expense	(166,000)	(170,000)
Other	(8,000)	(3,000)

	(145,000)	(105,000)

NET LOSS	$(1,046,000)	$(1,932,000)

Net loss per common share
Basic and diluted	$(0.08)	$(0.15)

Weighted average common and common equivalent shares shares outstanding
Basic and diluted	12,874,628	12,747,618

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,046,000)	$(1,932,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	738,000	743,000
Allowance for doubtful accounts	(40,000)	—
Changes in operating assets and liabilities
Accounts receivable	371,000	(961,000)
Inventories	(145,000)	329,000
Prepaid expenses	(396,000)	(302,000)
Accounts payable	(1,150,000)	(283,000)
Accrued liabilities	(17,000)	1,040,000

Net cash used in operating activities	(1,685,000)	(1,366,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(182,000)	(220,000)
Purchases of intangibles	—	(51,000)
Increase in security deposits	(5,000)	—
Decrease (increase) in other assets	84,000	(231,000)

Net cash used in investing activities	(103,000)	(502,000)

Cash flows from financing activities:
Payments on long-term obligations	(22,000)	(30,000)
Proceeds from stock issuance	55,000	92,000

Net cash provided by financing activities	33,000	62,000

Net decrease in cash and cash equivalents	(1,755,000)	(1,806,000)
Cash and cash equivalents at beginning of period	2,528,000	2,310,000

Cash and cash equivalents at end of period	$773,000	$504,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$123,000	$166,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three month periods ended September 30, 2002 and 2001. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2002 has been derived from audited financial statements as of that date.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. Actual results could differ from the estimates used by management.

NOTE B — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic, and oral restorative products. Inventories consist of the following:

	September 30,	June 30,
	2002	2002

	(Unaudited)
Raw materials	$3,296,000	$2,902,000
Work in progress	318,000	272,000
Finished goods	11,657,000	11,952,000

	$15,271,000	$15,126,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

September 30, 2002

NOTE C — INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142 the Company ceased amortization of goodwill and technology and regulatory rights effective July 1, 2001, while the customer list continues to be amortized on the straight-line method over 5 years. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. As a result, a $40,000 impairment was recorded in the quarter ended September 30, 2002.

Intangibles consisted of the following:

	September 30,	June 30,
	2002	2002

Goodwill	$8,245,000	$8,245,000
Customer list	725,000	725,000
Patents	387,000	387,000
Accumulated amortization	(4,589,000)	(4,507,000)

	$4,768,000	$4,850,000

NOTE D — AGREEMENTS

Lifecore and ETHICON have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”).

Under the terms of the ETHICON Agreement, ETHICON transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to Lifecore includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents.. Lifecore assumed responsibility for continuing the anti-adhesion development project including conducting a human gynecology clinical trial on INTERGEL Solution, a second-generation hyaluronan-based product. Lifecore has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

September 30, 2002

NOTE E — LINE OF CREDIT

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate plus 1% at September 30, 2002 and June 30, 2002, which was 5.75%. The agreement, as amended, has a maturity date of December 31, 2002. At September 30, 2002 and June 30, 2002, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, capital expenditure limitations, liabilities to tangible net worth ratio, minimum EBITDA and minimum working capital amounts. At September 30, 2002 the Company was not in compliance with the minimum tangible net worth covenant and has obtained a waiver of this covenant violation from the bank as set forth in Exhibit 10.1.

NOTE F — NET LOSS PER SHARE

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended September 30, 2002 and 2001 the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months ended September 30, 2002 and 2001, 153,830, and 55,563 common share equivalents would have been included in the computation of diluted net income per share, respectively.

Options to purchase 1,887,168 shares of common stock with a weighted average exercise price of $14.30 for the three-month period ended September 30, 2002 and options to purchase 2,498,687 shares of common stock with a weighted average exercise price of $12.65 for the three-month period ended September 30, 2001, respectively, were outstanding but were not included in the calculation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future periods.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

September 30, 2002

NOTE G — SEGMENT INFORMATION

The Company operates two business segments. The Hyaluronan Division develops, manufactures, and markets products containing hyaluronan. The Oral Restorative Division develops, manufactures and/or markets various oral restorative products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to ongoing supply agreements. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Germany, Italy and Sweden and primarily through distributorship arrangements in other foreign locations. The operations of the Company’s subsidiaries, Lifecore Biomedical GmbH, Lifecore Biomedical SpA, and Lifecore Biomedical AB have not been material to the consolidated financial statements.

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2002. Segment information for sales and loss from operations are as follows:

	Three months ended September 30,

	2002	2001

Net sales
Hyaluronan products	$3,698,000	$3,028,000
Oral restorative products	5,274,000	5,206,000

	$8,972,000	$8,234,000

Loss from operations
Hyaluronan products	$(435,000)	$(1,564,000)
Oral restorative products	(466,000)	(263,000)

	$(901,000)	$(1,827,000)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires management to make estimates and assumptions in certain circumstances that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:

The Company’s revenues are recognized when products are shipped to or otherwise accepted by unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of US GAAP to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with US GAAP and SAB No. 101.

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

Management has reviewed goodwill and other intangibles for impairment and has concluded that such assets are appropriately valued at the financial statement dates.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001:

	Hyaluronan		Oral Restorative
	Division		Division

	2002	2001	2002	2001

Net sales	$3,698,000	$3,028,000	$5,274,000	$5,206,000
Cost of goods sold	2,799,000	2,697,000	2,110,000	2,238,000

Gross profit	899,000	331,000	3,164,000	2,968,000

Operating expenses
Research and development	709,000	1,433,000	248,000	203,000
Marketing and sales	174,000	62,000	2,674,000	2,382,000
General and administrative	451,000	400,000	708,000	646,000

	1,334,000	1,895,000	3,630,000	3,231,000

Operating loss	$(435,000)	$(1,564,000)	$(466,000)	$(263,000)

Net sales for the quarter ended September 30, 2002 increased $738,000 or 9% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $670,000 or 22% as compared to the same quarter of last fiscal year. The sales increase was due to increased sales of gynecologic and orthopedic products, partially offset by reduced ophthalmic hyaluronan shipments. Oral restorative product sales for the current quarter increased $68,000 or 1% compared to the same quarter of last fiscal year. International sales of oral restorative products increased $291,000 or 14%, principally from increased sales in Germany, while Domestic sales of oral restorative products decreased $223,000 or 7% as compared to the same quarter of last fiscal year.

Consolidated gross margin increased to 45% for the current quarter from 40% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division increased to 24% from a gross margin of 11% due to absorption of excess capacity costs associated with increased hyaluronan production. The gross margin for the Oral Restorative Division increased to 60% for the current quarter from 57% for the same quarter of last fiscal year. The gross margin increase is attributed to a sales mix more weighted to higher margin sales and reduced material costs for the current quarter as compared to the same quarter of the prior year.

Research and development expenses decreased $679,000 or 42% in the current quarter as compared to the same quarter of last fiscal year. The decrease is due to the decline in consulting and professional fees related to the regulatory review process of GYNECARE INTERGEL Adhesion Prevention Solution. The Company received FDA approval to market this product in the United States in November 2001.

Marketing and sales expenses increased $404,000 or 17% in the current quarter as compared to the same quarter of last fiscal year due to an increase in marketing expenses and costs associated with international expansion.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

General and administrative expenses increased $113,000 or 11% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted from higher personnel related expenses, primarily associated with international expansion.

Net other expense increased $40,000 or 38% for the current quarter as compared to the same quarter of last fiscal year. Interest income decreased $39,000 due to a lower average amount of cash to invest than in the same quarter of last fiscal year combined with a lower rate of return.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2002 contains a detailed discussion of Lifecore’s liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 2002 Form 10-K.

For the three month period ended September 30, 2002, the Company had negative cash flow from operations of $1,685,000, while cash flow from operations was positive in fiscal years 2002, 2001 and 2000. Charges for unused capacity associated with the Company’s hyaluronan production and additional costs associated with the regulatory review process for INTERGEL Solution have negatively impacted operating results in the current fiscal year, as well as in fiscal 2002, 2001 and 2000. Charges for unused capacity are a result of an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA. As the Hyaluronan Division’s production levels increase, its related production efficiencies will increase and charges for unused capacity will decrease. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level with continued international expansion and increased personnel costs.

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

The Company has an agreement with a bank for a $5,000,000 line of credit. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate plus 1% at September 30, 2002 and June 30, 2002, which was 5.75%. At September 30, 2002 and June 30, 2002, there were no balances outstanding under this line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, capital expenditure limitations, liabilities to tangible net worth ratio, minimum EBITDA and minimum working capital amounts. At September 30, 2002 the Company was not in compliance with the minimum tangible net worth covenant and has obtained a waiver of this covenant violation from the bank as set forth in Exhibit 10.1. The agreement, as amended, has a maturity date of December 31, 2002. It is the intention of the Company to either renew the existing line of credit agreement or seek a comparable line of credit agreement with a different bank. There is no assurance that the Company will be able to renew the existing line of credit agreement or be able to secure a line of credit agreement with a different bank when the current agreement expires on December 31, 2002.

The Company expects to finance its future business operations with cash generated from anticipated operations and the availability of the line of credit. No assurance can be given that the Company will achieve positive cash flow from operations. The Company’s ability to generate positive cash flow from operations and achieve profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

products and to the uncertainty of product acceptance within the medical community. Similarly, expansion of the Company’s Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. While the Company’s capital resources appear adequate today, the Company may need additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

Cautionary Statement

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which include statements relating to anticipated regulatory outcomes, continued financial improvement, adequate cash flow, access to financial markets, increased production levels, the successful market acceptance of INTERGEL Solution in the U.S., the reduction of research and development expenses related to the INTERGEL Solution regulatory review process, the negative impact on Hyaluronan Division margins from the unused capacity, and the future marketing and sales success of Oral Restorative Division products, are subject to change. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, such as, unforeseen difficulties or delays in interactions with the FDA, and lack of cooperation or marketing success from marketing partners for the hyaluronan products. Investors are referred to a more detailed discussion of those risks presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 as well as Exhibit 99.1 to such Form 10K.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a — 14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)  Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits and Exhibit Index

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2, (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Amendment No. 5 to Credit and Security Agreement dated November 7, 2002 between U.S. Bank National Association and the Company, filed herewith

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

None

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated:	November 12, 2002	/s/ James W. Bracke James W. Bracke President & Chief Executive Officer

Dated:	November 12, 2002	/s/ Dennis J. Allingham Dennis J. Allingham Executive Vice President & Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

Chief Executive Officer

I, James W. Bracke, Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q report of Lifecore Biomedical, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10Q report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Form 10Q report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By /s/ JAMES W. BRACKE
James W. Bracke, Ph.D.
President, Chief Executive Officer
(principal executive officer), Secretary and Director

CERTIFICATION

Chief Financial Officer

I, Dennis J. Allingham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q report of Lifecore Biomedical, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Form 10Q report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By /s/ DENNIS J. ALLINGHAM Dennis J. Allingham
Executive Vice President and Chief Financial Officer (principal financial officer)