Form 10-Q
period 2002-12-31
LIFECORE BIOMEDICAL INC
filed 2003-02-13
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of January 28, 2003 was 12,884,417 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2002 and June 30, 2002	3

Condensed Consolidated Statements of Operations for Three Months and Six Months Ended December 31, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for Six Months Ended December 31, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits and Reports on Form 8-K	17
a. Exhibit Index	17
b. Reports on Form 8-K	17

Signatures	18

Certifications	19-20

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
ASSETS	2002	2002

Current Assets
Cash and cash equivalents	$912,000	$2,528,000
Accounts receivable, less allowances	8,032,000	7,882,000
Inventories	13,098,000	11,810,000
Prepaid expenses	914,000	997,000

Total current assets	22,956,000	23,217,000
Property, plant and equipment
Land, building and equipment	44,370,000	43,988,000
Less accumulated depreciation	(18,515,000)	(17,194,000)

	25,855,000	26,794,000
Other Assets
Intangibles	4,726,000	4,850,000
Security deposits	856,000	845,000
Inventories	2,873,000	3,316,000
Other	960,000	1,074,000

	9,415,000	10,085,000

	$58,226,000	$60,096,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$139,000	$139,000
Line of Credit	550,000	—
Accounts payable	1,837,000	3,500,000
Accrued compensation	1,013,000	1,053,000
Accrued expenses	708,000	742,000

Total current liabilities	4,247,000	5,434,000
Long-term obligations	6,058,000	6,114,000
Shareholders’ equity	47,921,000	48,548,000

	$58,226,000	$60,096,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001

Net sales	$10,262,000	$8,584,000	$19,234,000	$16,818,000
Cost of goods sold	4,165,000	5,323,000	9,074,000	10,258,000

Gross profit	6,097,000	3,261,000	10,160,000	6,560,000

Operating expenses
Research and development	1,011,000	1,127,000	1,968,000	2,763,000
Marketing and sales	3,057,000	2,691,000	5,905,000	5,135,000
General and administrative	1,545,000	1,303,000	2,704,000	2,349,000

	5,613,000	5,121,000	10,577,000	10,247,000

Operating income (loss)	484,000	(1,860,000)	(417,000)	(3,687,000)

Other income (expense)
Interest income	6,000	10,000	35,000	78,000
Interest expense	(262,000)	(223,000)	(428,000)	(393,000)
Other	84,000	(7,000)	76,000	(10,000)

	(172,000)	(220,000)	(317,000)	(325,000)

Net income (loss)	$312,000	$(2,080,000)	$(734,000)	$(4,012,000)

Net income (loss) per share
Basic	$0.02	$(0.16)	$(0.06)	$(0.31)

Diluted	$0.02	$(0.16)	$(0.06)	$(0.31)

Weighted average shares outstanding
Basic	12,882,313	12,785,099	12,878,471	12,766,358

Diluted	12,949,904	12,785,099	12,878,471	12,766,358

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(734,000)	$(4,012,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,490,000	1,505,000
Allowance for doubtful accounts	40,000	128,000
Changes in operating assets and liabilities
Accounts receivable	(191,000)	223,000
Inventories	(844,000)	1,310,000
Prepaid expenses	83,000	(191,000)
Accounts payable	(1,663,000)	(422,000)
Accrued liabilities	(73,000)	403,000

Net cash used in operating activities	(1,892,000)	(1,056,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(382,000)	(346,000)
Purchases of intangibles	(40,000)	(60,000)
Increase in security deposits	(11,000)	—
Decrease (increase) in other assets	108,000	(152,000)

Net cash used in investing activities	(325,000)	(558,000)

Cash flows from financing activities:
Advance on line of credit	550,000	—
Payments on long-term obligations	(56,000)	(65,000)
Proceeds from stock issuance	107,000	264,000

Net cash provided by financing activities	601,000	199,000

Net decrease in cash and cash equivalents	(1,616,000)	(1,415,000)
Cash and cash equivalents at beginning of period	2,528,000	2,310,000

Cash and cash equivalents at end of period	$912,000	$895,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$381,000	$336,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE A — FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (the “Company”) develops, manufactures and markets biomaterials and medical devices for use in various surgical markets through two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division conducts its business through OEM and contract manufacturing alliances in the gynecologic, ophthalmic, orthopedic and veterinary surgery fields. The Oral Restorative Division conducts its business through direct sales and marketing in the United States, Germany, Italy and Sweden and through 22 distributors in 35 foreign countries.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2002, and the results of operations for the three and six month periods ended December 31, 2002 and 2001 and cash flows for the six month periods ended December 31, 2002 and 2001. The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2002 has been derived from audited financial statements as of that date.

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

NOTE B — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic, and oral restorative products. Inventories consist of the following:

	December 31,	June 30,
	2002	2002

	(Unaudited)
Raw materials	$3,162,000	$2,902,000
Work in progress	391,000	272,000
Finished goods	12,418,000	11,952,000

	$15,971,000	$15,126,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

December 31, 2002

NOTE C — INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142 the Company ceased amortization of goodwill and technology and regulatory rights effective July 1, 2001, while the customer list continues to be amortized on the straight-line method over 5 years. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. As a result, there was no impairment recorded for the three month period ended December 31, 2002 and a $40,000 impairment was recorded for the six month period ended December 31, 2002.

Intangibles consisted of the following:

	December 31,	June 30,
	2002	2002

Goodwill	$8,245,000	$8,245,000
Customer list	725,000	725,000
Patents	387,000	387,000
Accumulated amortization	(4,631,000)	(4,507,000)

	$4,726,000	$4,850,000

NOTE D — AGREEMENTS

Lifecore and ETHICON have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”) whereby ETHICON transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to Lifecore includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents. Lifecore assumed responsibility for continuing the anti-adhesion development project including conducting a human gynecology clinical trial on GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”), a second-generation hyaluronan-based product. Lifecore has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

December 31, 2002

NOTE E — LINE OF CREDIT

The Company has established a new $5,000,000 credit facility with a bank as set forth in Exhibit 10.1 The agreement has a maturity date of December 31, 2005. This agreement replaces a credit facility with a different bank which expired on December 31, 2002. Both agreements allow for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate at December 31, 2002, which was 4.75% and at the prime rate plus 1%, or 5.75%, under the previous agreement. A balance of $550,000 was outstanding under the line of credit at December 31, 2002 and there was no balance outstanding at June 30, 2002. The terms of the new agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At December 31, 2002 and June 30, 2002, the Company was in compliance with all covenants.

NOTE F — NET LOSS PER SHARE

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended December 31, 2002 the Company reported net income and as a result, 67,591 common share equivalents were included in the computation of diluted net income per share. For the three months ended December 31, 2001 and six months ended December 31, 2002 and 2001 the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months ended December 31, 2001 and the six months ended December 31, 2002 and 2001, 470,893, 93,956, and 247,742 common share equivalents, respectfully, would have been included in the computation of diluted net income per share.

Options to purchase 2,499,970 and 1,949,418 shares of common stock with a weighted average exercise price of $12.71 and $14.11 for the three-month and six-month periods ended December 31, 2002 and options to purchase 901,700 and 613,450 shares of common stock with a weighted average exercise price of $14.28 and $16.21 for the three-month and six-month periods ended December 31, 2001, respectively, were outstanding but were not included in the calculation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

December 31, 2002

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

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2002. Segment information for sales and income (loss) from operations are as follows:

	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001

Net sales
Hyaluronan products	$3,411,000	$2,525,000	$7,109,000	$5,553,000
Oral restorative products	6,851,000	6,059,000	12,125,000	11,265,000

	$10,262,000	$8,584,000	$19,234,000	$16,818,000

Income (loss) from operations
Hyaluronan products	$572,000	$(1,768,000)	$137,000	$(3,332,000)
Oral restorative products	(88,000)	(92,000)	(554,000)	(355,000)

	$484,000	$(1,860,000)	$(417,000)	$(3,687,000)

NOTE H — NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. This pronouncement is not expected to have a material impact on our consolidated financial position or results of operation.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends the disclosure and certain transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on our consolidated financial position or results of operation.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

December 31, 2002

NOTE H — NEW ACCOUNTING PRONOUNCEMENTS (CONT.)

In November 2002, FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company for its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on our consolidated financial position or results of operation.

In January 2003, FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not expected to have a material impact on our consolidated financial position or results of operation.

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

Recently Issued Accounting Pronouncements:

The notes to the consolidated financial statements included in this Form 10-Q include a discussion regarding recently issued accounting pronouncements. The effects on the Company’s financial statements from these pronouncements are not expected to be material.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2002	2001	2002	2001	2002	2001

Net sales	$3,411,000	$2,525,000	$6,851,000	$6,059,000	$10,262,000	$8,584,000
Cost of goods sold	1,289,000	2,926,000	2,876,000	2,397,000	4,165,000	5,323,000

Gross profit (loss)	2,122,000	(401,000)	3,975,000	3,662,000	6,097,000	3,261,000

Operating expenses
Research and development	794,000	884,000	217,000	243,000	1,011,000	1,127,000
Marketing and sales	179,000	67,000	2,878,000	2,624,000	3,057,000	2,691,000
General and administrative	577,000	416,000	968,000	887,000	1,545,000	1,303,000

	1,550,000	1,367,000	4,063,000	3,754,000	5,613,000	5,121,000

Operating income (loss)	$572,000	$(1,768,000)	$(88,000)	$(92,000)	$484,000	$(1,860,000)

Net sales for the quarter ended December 31, 2002 increased $1,678,000 or 20% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $886,000 or 35% as compared to the same quarter of last fiscal year. The sales increase was due to higher sales of ophthalmic and orthopedic hyaluronan shipments. Oral restorative product sales for the current quarter increased $792,000 or 13% compared to the same quarter of last fiscal year. International sales of oral restorative products increased 23% and domestic sales increased 6% as compared to the same quarter of last fiscal year.

Consolidated gross margin increased to 59% for the current quarter from 38% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division increased to 62% from a gross margin of -16% due to absorption of excess capacity costs associated with increased hyaluronan production and product mix. The gross margin for the Oral Restorative Division decreased to 58% for the current quarter from 60% for the same quarter of last fiscal year. The gross margin decrease is primarily attributed to sales mix.

Research and development expenses decreased $116,000 or 10% in the current quarter as compared to the same quarter of last fiscal year. The decrease is due to the decline in consulting and professional fees related to the regulatory review process of INTERGEL Solution. The Company received FDA approval to market this product in the United States in November 2001.

Marketing and sales expenses increased $366,000 or 14% in the current quarter as compared to the same quarter of last fiscal year due to an increase in marketing expenses and costs associated with international expansion.

General and administrative expenses increased $242,000 or 19% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted from higher personnel related expenses primarily associated with international expansion.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Net other expense decreased $48,000 or 22% for the current quarter as compared to the same quarter of last fiscal year. Interest expense increased $39,000 due to line of credit fees for both the expiring and new line of credit arrangements. Other income increased $91,000 due to currency gains realized on Euro denominated intercompany transactions.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2002	2001	2002	2001	2002	2001

Net sales	$7,109,000	$5,553,000	$12,125,000	$11,265,000	$19,234,000	$16,818,000
Cost of goods sold	4,088,000	5,623,000	4,986,000	4,635,000	9,074,000	10,258,000

Gross profit (loss)	3,021,000	(70,000)	7,139,000	6,630,000	10,160,000	6,560,000

Operating expenses
Research and development	1,503,000	2,317,000	465,000	446,000	1,968,000	2,763,000
Marketing and sales	353,000	129,000	5,552,000	5,006,000	5,905,000	5,135,000
General and administrative	1,028,000	816,000	1,676,000	1,533,000	2,704,000	2,349,000

	2,884,000	3,262,000	7,693,000	6,985,000	10,577,000	10,247,000

Operating income (loss)	$137,000	$(3,332,000)	$(554,000)	$(355,000)	$(417,000)	$(3,687,000)

Net sales for the six months ended December 31, 2002 increased $2,416,000 or 14% as compared to the same period of last fiscal year. Hyaluronan product sales for the current period increased $1,556,000 or 28% as compared to the same period of last fiscal year. The sales increase was due to higher sales of ophthalmic and orthopedic hyaluronan shipments. Oral restorative product sales for the current period increased $860,000 or 8% compared to the same period of last fiscal year. International sales of oral restorative products increased 19% and domestic sales were flat compared to the same period of last fiscal year.

Consolidated gross margin increased to 53% for the current period from 39% for the same period of last fiscal year. The gross margin for the Hyaluronan Division increased to 42% from a gross margin of -1% due to absorption of excess capacity costs associated with increased hyaluronan production and product mix. The gross margin for the Oral Restorative Division was 59% for the current period and the same period of last fiscal year.

Research and development expenses decreased $795,000 or 29% in the current period as compared to the same period of last fiscal year. The decrease is due to the decline in consulting and professional fees related to the regulatory review process of INTERGEL Solution. The Company received FDA approval to market this product in the United States in November 2001.

Marketing and sales expenses increased $770,000 or 15% in the current period as compared to the same period of last fiscal year due to an increase in marketing expenses and costs associated with international expansion.

General and administrative expenses increased $355,000 or 15% for the current period as compared to the same period of last fiscal year. The increase resulted from higher personnel related expenses primarily associated with international expansion.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Net other expense decreased $8,000 for the current period as compared to the same period of last fiscal year. Interest income decreased $43,000 due to a lower average amount of cash to invest than in the same period of last fiscal year combined with a lower rate of return. Interest expense increased $35,000 due to line of credit fees for both the expiring and new line of credit arrangements. Other income increased $86,000 due to currency gains realized on Euro denominated intercompany transactions

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2002 contains a detailed discussion of Lifecore’s liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 2002 Form 10-K.

For the six month period ended December 31, 2002, the Company had negative cash flow from operations of $1,892,000. Cash flow from operations was positive in fiscal years 2002, 2001 and 2000. Although decreasing significantly in the current quarter, charges for unused capacity associated with the Company’s hyaluronan production and additional costs associated with the regulatory review process for INTERGEL Solution have negatively impacted operating results in the current fiscal year, as well as in fiscal 2002, 2001 and 2000. Charges for unused capacity are a result of an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA. As the Hyaluronan Division’s production levels increase, its related production efficiencies will increase and charges for unused capacity will decrease. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level with continued international expansion and increased personnel costs.

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

The Company has established a new $5,000,000, credit facility with a bank as set forth in Exhibit 10.1 The agreement has a maturity date of December 31, 2005. This agreement replaces a credit facility with a different bank which expired on December 31, 2002. Both agreements allow for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate at December 31, 2002, which was 4.75% and at the prime rate plus 1%, or 5.75%, under the previous agreement. A balance of $550,000 was outstanding under this line of credit at December 31, 2002 and there was no balance outstanding at June 30, 2002. The terms of the new agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At December 31, 2002 and June 30, 2002, the Company was in compliance with all covenants.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Cautionary Statement

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which include statements relating to anticipated regulatory outcomes, continued financial improvement, adequate cash flow, access to financial markets, increased production levels, the successful market acceptance of INTERGEL Solution in the U.S., the reduction of research and development expenses related to the INTERGEL Solution regulatory review process, the negative impact on Hyaluronan Division margins from the unused capacity, and the future marketing and sales success of Oral Restorative Division products, are subject to change. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, such as, unforeseen difficulties or delays in interactions with the FDA, and lack of cooperation or marketing success from marketing partners for the hyaluronan products. Investors are referred to a more detailed discussion of those risks presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 as well as Exhibit 99.1 to such Form 10-K.

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
PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On November 14, 2002, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected directors James W. Bracke, Ph.D. (with 12,345,102 affirmative votes and 41,720 votes withheld), Joan L. Gardner (with 12,172,291 affirmative votes and 214,531 votes withheld), Thomas H. Garrett (with 12,179,865 affirmative votes and 206,957 votes withheld), and John E. Runnells (with 12,345,916 affirmative votes and 40,906 votes withheld).

The shareholders also ratified and approved the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the current fiscal year ending June 30, 2003 (with 12,336,985 affirmative votes, 33,847 negative votes and 15,990 votes abstained).

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits and Exhibit Index

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2, (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company, filed herewith

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

None

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated:	February 7, 2003	/s/	James W. Bracke

James W. Bracke
President & Chief Executive Officer

Dated:	February 7, 2003	/s/	Dennis J. Allingham

Dennis J. Allingham
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION

Chief Executive Officer

     I, James W. Bracke, Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lifecore Biomedical, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 7, 2003	By	/s/ James W. Bracke

James W. Bracke, Ph.D.
President, Chief Executive Officer
(principal executive officer), Secretary and Director

CERTIFICATION

Chief Financial Officer

     I, Dennis J. Allingham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lifecore Biomedical, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 7, 2003	By	/s/ Dennis J. Allingham

Dennis J. Allingham
Executive Vice President and Chief Financial Officer
(principal financial officer)