Form 10-Q
period 2003-03-31
LIFECORE BIOMEDICAL INC
filed 2003-05-13
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2003 was 12,885,417 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
Part I	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2003 and June 30, 2002	3
	Condensed Consolidated Statements of Operations for Three Months and Nine Months Ended March 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for Nine Months Ended March 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6-10
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
Part II	Other Information
Item 6.	Exhibits and Reports on Form 8-K
	a. Exhibit Index	17
	b. Reports on Form 8-K	17
Signatures		18
Certifications		19-20

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$3,277,000	$2,528,000
Accounts receivable, less allowances	7,253,000	7,882,000
Inventories	12,695,000	11,810,000
Prepaid expenses	950,000	997,000

Total current assets	24,175,000	23,217,000

Property, plant and equipment
Land, building and equipment	44,619,000	43,988,000
Less accumulated depreciation	(19,188,000)	(17,194,000)

	25,431,000	26,794,000
Other Assets
Intangibles	4,685,000	4,850,000
Security deposits	835,000	845,000
Inventories	2,873,000	3,316,000
Other	891,000	1,074,000

	9,284,000	10,085,000

	$58,890,000	$60,096,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$139,000	$139,000
Accounts payable	1,763,000	3,500,000
Accrued compensation	1,258,000	1,053,000
Accrued expenses	833,000	742,000

Total current liabilities	3,993,000	5,434,000

Long-term obligations	6,024,000	6,114,000
Shareholders’ equity	48,873,000	48,548,000

	$58,890,000	$60,096,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

Net sales	$11,833,000	$10,254,000	$31,067,000	$27,072,000
Cost of goods sold	5,413,000	5,653,000	14,487,000	15,911,000

Gross profit	6,420,000	4,601,000	16,580,000	11,161,000

Operating expenses
Research and development	890,000	1,057,000	2,858,000	3,820,000
Marketing and sales	3,154,000	2,778,000	9,059,000	7,913,000
General and administrative	1,404,000	1,217,000	4,108,000	3,566,000

	5,448,000	5,052,000	16,025,000	15,299,000

Operating income (loss)	972,000	(451,000)	555,000	(4,138,000)

Other income (expense)
Interest income	3,000	(26,000)	38,000	52,000
Interest expense	(163,000)	(178,000)	(591,000)	(571,000)
Other	135,000	(2,000)	211,000	(12,000)

	(25,000)	(206,000)	(342,000)	(531,000)

Net income (loss)	$947,000	$(657,000)	$213,000	$(4,669,000)

Net income (loss) per share
Basic	$0.07	$(0.05)	$0.02	$(0.37)

Diluted	$0.07	$(0.05)	$0.02	$(0.37)

Weighted average shares outstanding
Basic	12,885,206	12,806,177	12,880,683	12,785,059

Diluted	12,962,378	12,806,177	12,965,972	12,785,059

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$213,000	$(4,669,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,248,000	2,274,000
Allowance for doubtful accounts	63,000	126,000
Changes in operating assets and liabilities Accounts receivable	566,000	(336,000)
Inventories	(442,000)	1,916,000
Prepaid expenses	47,000	(257,000)
Accounts payable	(1,738,000)	(553,000)
Accrued liabilities	295,000	343,000

Net cash provided by (used in) operating activities	1,252,000	(1,156,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(631,000)	(643,000)
Purchases of intangibles	(80,000)	(60,000)
Decrease in security deposits	9,000	—
Decrease (increase) in other assets	176,000	(223,000)

Net cash used in investing activities	(526,000)	(926,000)

Cash flows from financing activities:
Payments on long-term obligations	(90,000)	(193,000)
Proceeds from stock issuance	113,000	443,000

Net cash provided by financing activities	23,000	250,000

Net increase (decrease) in cash and cash equivalents	749,000	(1,832,000)
Cash and cash equivalents at beginning of period	2,528,000	2,310,000

Cash and cash equivalents at end of period	$3,277,000	$478,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$541,000	$582,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003, and the results of operations for the three and nine month periods ended March 31, 2003 and 2002 and cash flows for the nine month periods ended March 31, 2003 and 2002. The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2002 has been derived from audited financial statements as of that date.

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

NOTE B — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories not expected to be consumed within one year are classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic, and oral restorative products. Inventories consist of the following:

	March 31,	June 30,
	2003	2002

Raw materials	$2,993,000	$2,902,000
Work in progress	306,000	272,000
Finished goods	12,269,000	11,952,000

	$15,568,000	$15,126,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

March 31, 2003

NOTE C — INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142 the Company ceased amortization of goodwill and technology and regulatory rights effective July 1, 2001, while the customer list continues to be amortized on the straight-line method over 5 years. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. As a result, there was no impairment recorded for the three month period ended March 31, 2003 and a $40,000 impairment was recorded for the nine month period ended March 31, 2003.

     Intangibles consisted of the following:

	March 31,	June 30,
	2003	2002

Goodwill	$8,245,000	$8,245,000
Customer list	725,000	725,000
Patents	387,000	387,000
Accumulated amortization	(4,672,000)	(4,507,000)

	$4,685,000	$4,850,000

NOTE D — AGREEMENTS

Lifecore and ETHICON have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”) whereby ETHICON transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to Lifecore includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents. Lifecore assumed responsibility for continuing the anti-adhesion development project including conducting a human gynecology clinical trial on GYNECARE INTERGEL * Adhesion Prevention Solution (“INTERGEL Solution”), a second-generation ferric hyaluronan-based product. Lifecore has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use. On March 27, 2003, the Company announced that GYNECARE voluntarily suspended global marketing and sales of INTERGEL Solution and has voluntarily withdrawn the product from the market in order to assess information obtained from postmarketing experience with the device. The assessment will include a review of technical issues, surgical techniques, and circumstances associated with the postmarketing events, including reports from off-label use. Since the launch of the product in August of 1998 to February 2003, the worldwide complaint rate has been 0.29 percent of units sold. The contribution of the device to these events is unknown. The Company currently expects that such review will be conducted expeditiously and that the product will return to the market following completion of the review and implementation of any appropriate action. As a result of GYNECARE’S voluntary withdrawal of INTERGEL Solution from the market, the Company expects to reduce production levels beginning the quarter ending June 30, 2003, which will result in increased unused manufacturing capacity charges. Further, the Company expects increased expenditures related to the process for assessment of information obtained from postmarketing experience with the device. Management does not believe there has been an impairment of assets as of March 31, 2003.

*	Trademark of ETHICON, INC.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

March 31, 2003

NOTE E — LINE OF CREDIT

The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate at March 31, 2003, which was 4.25% and at the prime rate plus 1%, or 5.75%, as of June 30, 2002 under a previous credit facility agreement. At March 31, 2003 and June 30, 2002, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At March 31, 2003 and June 30, 2002, the Company was in compliance with all covenants.

NOTE F — STOCK PLAN INFORMATION

The Company has various stock option plans that provide for the granting of stock options to officers, key employees and directors. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of SFAS Nos. 123 and 148. If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net income (loss), and basic and diluted income (loss) per common share would have been as follows:

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

Net income (loss), as reported	$947,000	$(657,000)	$213,000	$(4,669,000)
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects	(6,000)	(12,000)	(73,000)	(521,000)

Pro forma net income (loss)	$941,000	$(669,000)	$140,000	$(5,190,000)

Net income (loss) per common equivalent share:
Basic — as reported	$0.07	$(0.05)	$0.02	$(0.37)
Basic — pro-forma	$0.07	$(0.05)	$0.01	$(0.41)
Diluted — as reported	$0.07	$(0.05)	$0.02	$(0.37)
Diluted — pro-forma	$0.07	$(0.05)	$0.01	$(0.41)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

March 31, 2003

NOTE G— NET LOSS PER SHARE

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three and nine month periods ended March 31, 2003 the Company reported net income and as a result, 77,172 and 85,289 common share equivalents, respectively, were included in the computation of diluted net income per share. For the three and nine month periods ended March 31, 2002 the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three and nine month periods ended March 31, 2002, 351,278 and 279,865 common share equivalents, respectfully, would have been included in the computation of diluted net income per share.

Options to purchase 2,510,494 and 2,501,494 shares of common stock with a weighted average exercise price of $12.69 and $12.71 for the three-month and nine-month periods ended March 31, 2003 and options to purchase 1,411,168 and 1,549,918 shares of common stock with a weighted average exercise price of $16.07 and $15.47 for the three-month and nine-month periods ended March 31, 2002, respectively, were outstanding but were not included in the calculation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

NOTE H— SEGMENT INFORMATION

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

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2002. Segment information for sales and income (loss) from operations are as follows:

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

Net sales
Hyaluronan products	$4,547,000	$4,717,000	$11,656,000	$10,270,000
Oral restorative products	7,286,000	5,537,000	19,411,000	16,802,000

	$11,833,000	$10,254,000	$31,067,000	$27,072,000

Income (loss) from operations
Hyaluronan products	$595,000	$93,000	$732,000	$(3,239,000)
Oral restorative products	377,000	(544,000)	(177,000)	(899,000)

	$972,000	$(451,000)	$555,000	$(4,138,000)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

March 31, 2003

NOTE I— NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require pro-forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements. The Company’s interim disclosures are presented in Note F.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 which deals with, among other things, amortization of goodwill. The Company adopted this new standard effective July 1, 2001 and ceased amortization of goodwill at that date and reviews goodwill for impairment on a regular basis, at least annually.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2003	2002	2003	2002	2003	2002

Net sales	$4,547,000	$4,717,000	$7,286,000	$5,537,000	$11,833,000	$10,254,000
Cost of goods sold	2,619,000	3,278,000	2,794,000	2,375,000	5,413,000	5,653,000

Gross profit	1,928,000	1,439,000	4,492,000	3,162,000	6,420,000	4,601,000

Operating expenses
Research and development	668,000	815,000	222,000	242,000	890,000	1,057,000
Marketing and sales	164,000	54,000	2,990,000	2,724,000	3,154,000	2,778,000
General and administrative	501,000	477,000	903,000	740,000	1,404,000	1,217,000

	1,333,000	1,346,000	4,115,000	3,706,000	5,448,000	5,052,000

Operating income (loss)	$595,000	$93,000	$377,000	$(544,000)	$972,000	$(451,000)

Net sales for the quarter ended March 31, 2003 increased $1,579,000 or 15% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter decreased $170,000 or 4% as compared to the same quarter of last fiscal year. The sales decrease was due to lower veterinary and gynecologic hyaluronan shipments. Oral restorative product sales for the current quarter increased $1,749,000 or 32% compared to the same quarter of last fiscal year. International sales of oral restorative products increased 50% and domestic sales increased 17% as compared to the same quarter of last fiscal year.

Consolidated gross margin increased to 54% for the current quarter from 45% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division increased to 42% from a gross margin of 31% due to absorption of unused manufacturing capacity charges associated with increased hyaluronan production and product mix. The gross margin for the Oral Restorative Division increased to 62% for the current quarter from 57% for the same quarter of last fiscal year. The gross margin increase is due to sales mix and reduced material costs.

Research and development expenses decreased $167,000 or 16% in the current quarter as compared to the same quarter of last fiscal year. The decrease is due to the decline in consulting and professional fees related to the regulatory review process of INTERGEL Solution. The Company received FDA approval to market this product in the United States in November 2001.

Marketing and sales expenses increased $376,000 or 14% in the current quarter as compared to the same quarter of last fiscal year due to increased costs associated with oral restorative’s international expansion.

General and administrative expenses increased $187,000 or 15% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted from higher personnel related expenses primarily associated with oral restorative’s international expansion.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Net other expense decreased $181,000 or 88% for the current quarter as compared to the same quarter of last fiscal year. The decrease is primarily due to the $137,000 increase in other income from currency gains realized on Euro denominated intercompany transactions.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2003	2002	2003	2002	2003	2002

Net sales	$11,656,000	$10,270,000	$19,411,000	$16,802,000	$31,067,000	$27,072,000
Cost of goods sold	6,707,000	8,901,000	7,780,000	7,010,000	14,487,000	15,911,000

Gross profit	4,949,000	1,369,000	11,631,000	9,792,000	16,580,000	11,161,000

Operating expenses
Research and development	2,171,000	3,132,000	687,000	688,000	2,858,000	3,820,000
Marketing and sales	517,000	183,000	8,542,000	7,730,000	9,059,000	7,913,000
General and administrative	1,529,000	1,293,000	2,579,000	2,273,000	4,108,000	3,566,000

	4,217,000	4,608,000	11,808,000	10,691,000	16,025,000	15,299,000

Operating income (loss)	$732,000	$(3,239,000)	$(177,000)	$(899,000)	$555,000	$(4,138,000)

Net sales for the nine months ended March 31, 2003 increased $3,995,000 or 15% as compared to the same period of last fiscal year. Hyaluronan product sales for the current period increased $1,386,000 or 13% as compared to the same period of last fiscal year. The sales increase was due to higher ophthalmic and orthopedic hyaluronan shipments. Oral restorative product sales for the current period increased $2,609,000 or 16% compared to the same period of last fiscal year. International sales of oral restorative products increased 30% and domestic sales increased 5% compared to the same period of last fiscal year.

Consolidated gross margin increased to 53% for the current period from 41% for the same period of last fiscal year. The gross margin for the Hyaluronan Division increased to 42% from a gross margin of 13% due to absorption of unused manufacturing capacity charges associated with increased hyaluronan production and product mix. The gross margin for the Oral Restorative Division increased to 60% for the current period from 58% for the same quarter of last fiscal year. The gross margin increase is due to sales mix and reduced material costs.

Research and development expenses decreased $962,000 or 25% in the current period as compared to the same period of last fiscal year. The decrease is due to the decline in consulting and professional fees related to the regulatory review process of INTERGEL Solution. The Company received FDA approval to market this product in the United States in November 2001.

Marketing and sales expenses increased $1,146,000 or 14% in the current period as compared to the same period of last fiscal year due to an increased costs associated with oral restorative’s international expansion.

General and administrative expenses increased $542,000 or 15% for the current period as compared to the same period of last fiscal year. The increase resulted from higher personnel related expenses primarily associated with oral restorative’s international expansion.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Net other expense decreased $189,000 for the current period as compared to the same period of last fiscal year. The decrease is primarily due to the $223,000 increase in other income from currency gains realized on Euro denominated intercompany transactions.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2002 contains a detailed discussion of Lifecore’s liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 2002 Form 10-K.

For the nine month period ended March 31, 2003, the Company had positive cash flow from operations of $1,252,000. Cash flow from operations was positive in fiscal years 2002, 2001 and 2000. Although decreasing significantly in the last two quarters, charges for unused manufacturing capacity associated with the Company’s hyaluronan production and additional costs associated with the regulatory review process for INTERGEL Solution have negatively impacted operating results in the current fiscal year, as well as in fiscal 2002, 2001 and 2000. Prior to the current fiscal year, charges for unused capacity were due to an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA. As a result of GYNECARE’S voluntary withdrawal of INTERGEL Solution from the market (see NOTE D), the Company expects to reduce production levels beginning the quarter ending June 30, 2003, which will result in increased unused manufacturing capacity charges. Further, the Company expects increased expenditures related to the process for assessment of information obtained from postmarketing experience with the device. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level with continued international expansion and increased personnel costs.

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

The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate at March 31, 2003, which was 4.25% and at the prime rate plus 1%, or 5.75%, as of June 30, 2002 under a previous credit facility agreement. At March 31, 2003 and June 30, 2002, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At March 31, 2003 and June 30, 2002, the Company was in compliance with all covenants.

The Company expects to finance its future business operations with cash generated from anticipated operations and the availability of the line of credit. No assurance can be given that the Company will sustain positive cash flow from operations. The Company’s ability to generate positive cash flow from operations and achieve profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products and to the uncertainty of product acceptance within the medical community. Similarly, expansion of the Company’s Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. While the Company’s capital resources appear adequate today, the Company may need additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Cautionary Statement

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which refer to the potential return of INTERGEL Solution to the market and the timing of such return; the extent of the impact on Hyaluronan Division margins from increased unused manufacturing capacity charges; the level of expenditures related to process associated with the assessment of information obtained from postmarketing experience with the device; the likelihood of adequate cash flow and access to financial markets; expected production levels; and the future marketing and sales success of Oral Restorative Division products, are subject to change. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, such as, unforeseen difficulties or delays in assessing information obtained from postmarketing experience with INTERGEL Solution, unforeseen difficulties or delays in interactions with the FDA, and lack of cooperation or marketing success from marketing partners for the hyaluronan products. Investors are referred to a more detailed discussion of those risks presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 as well as Exhibit 99.1 to such Form 10-K.

LIFE BIOMEDICAL, INC. AND SUBSIDIARIES
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

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

LIFE BIOMEDICAL, INC. AND SUBSIDIARIES

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

A report on Form 8-K was filed on April 17, 2003 (dated April 15, 2003) to report under Item 9 the Company’s third quarter financial results.

A report on Form 8-K was filed on March 31, 2003 (dated March 27, 2003) to report under Item 9 that “Gynecare voluntarily suspends marketing and sales of anti-adhesion product pending evaluation of postmarketing events”.

LIFE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — FINANCIAL INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated: May 12, 2003	/s/ James W. Bracke James W. Bracke President & Chief Executive Officer

Dated: May 12, 2003	/s/ Dennis J. Allingham Dennis J. Allingham Executive Vice President & Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

Chief Executive Officer

               I, James W. Bracke, Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lifecore Biomedical, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By /s/ James W. Bracke James W. Bracke, Ph.D. President, Chief Executive Officer (principal executive officer), Secretary and Director

CERTIFICATION

Chief Financial Officer

               I, Dennis J. Allingham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lifecore Biomedical, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By /s/ Dennis J. Allingham Dennis J. Allingham Executive Vice President and Chief Financial Officer (principal financial officer)