Form 10-K
period 2003-06-30
LIFECORE BIOMEDICAL INC
filed 2003-09-26
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended June 30, 2003
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
Common Stock ($.01 stated value)
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☒   No☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq National Market on December 31, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, as quoted on the Nasdaq National Market, was $81,525,066. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant’s Common Stock, $.01 stated value, as of August 29, 2003 was 12,890,417 shares.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Certain responses to Part III are incorporated by reference to information contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting to be filed with the Commission within 120 days after the end of the Registrant’s fiscal year.

PART I

Item 1. Business
General

     Lifecore Biomedical, Inc. (“Lifecore” or the “Company”) manufactures biomaterials and medical devices for use in various surgical markets and provides related specialized contract aseptic manufacturing services. The Company operates two divisions, the Hyaluronan Division and the Oral Restorative Division. Further information about Lifecore can be obtained from Lifecore’s Internet website at www.lifecore.com, however, the contents of the website are not intended to be a part of this Form 10-K and are not incorporated by reference. The Company was incorporated in the State of Minnesota in 1965. Lifecore makes available free of charge through its Internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

     The Company’s Hyaluronan Division is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that moisturizes or lubricates the soft tissues of the body. The Hyaluronan Division’s primary clinical development project involves expanding the use of Lifecore’s patented ferric hyaluronan adhesion prevention technology. A current product, GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) has been clinically proven to reduce the incidence of tissue adhesions commonly formed as part of the body’s natural healing process when tissues are subject to accidental or surgical trauma. These adhesions may cause internal complications that often require costly re-operations, particularly with respect to abdominal adhesions. Government sources recently estimated the annual cost for treatment of adhesion complications in the female pelvis alone at $1.6 billion in the United States. The Company’s exclusive worldwide marketing partner, GYNECARE, a division of ETHICON, INC. (“ETHICON”), a Johnson & Johnson company, began marketing INTERGEL Solution outside the U.S. in June 1998 for reducing the incidence of post-surgical adhesions. INTERGEL Solution was approved by the FDA for the U.S. market in November 2001. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from post-marketing experience. ETHICON is currently working with the Company to conduct the review of data relating to the INTERGEL Solution post-marketing experience.

     In addition to the adhesion prevention market, the Company’s hyaluronan is used as a component in ophthalmic, orthopedic, and veterinary medical devices. Lifecore continues to apply its hyaluronan manufacturing expertise toward the pursuit of other medical applications based on hyaluronan as a primary component. The Company leverages its hyaluronan manufacturing know-how to provide specialized contract aseptic manufacturing services to selected hyaluronan customers.

     The Company’s Oral Restorative Division develops and markets precision surgical and prosthetic devices for the restoration of damaged or deteriorating dentition and associated support tissues. The Company’s titanium alloy dental implants are permanently implanted in the jaw for tooth replacement therapy as long-term support for crowns, bridges, and dentures.

     The Oral Restorative Division also offers innovative bone regenerative products for the repair of bone defects resulting from periodontal disease and tooth loss. The Oral Restorative Division assists its dental surgery clients by developing comprehensive continuing education curricula, as provided in the Company’s various Support Plus™ programs, to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Case Acceptance Program offers client personnel the marketing and selling skills training to foster higher patient acceptance of dental implants. The Company recently introduced Support Plus Overdentures, a program which teaches a step-by-step approach to obtain predictable results for attachment retained overdenture implant restorations.

     The Oral Restorative Division’s products are marketed in the U.S. through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct subsidiaries in Italy, Germany and Sweden, and through 23 national distributors covering 35 additional countries.

     Financial information regarding the Company’s two business segments is contained in Note H to the Company’s Consolidated Financial Statements.

The following trademarks are the property of Lifecore:

     LUROCOAT® Ophthalmic Solution; RESTORE® and SUSTAIN® Dental Implant Systems; STAGE-1™ Single Stage Implant System; Quick-Cap™ Impression System; CAPSET® Calcium Sulfate Bone Graft Barrier; SlowSet™; TefGen Regenerative Membrane™; and Support Plus.

The following trademarks are not the property of Lifecore:

     GYNECARE INTERGEL Adhesion Prevention Solution, GYNECARE, and ETHICON, INC., are registered trademarks of ETHICON, INC.; Viscoat® Ophthalmic Viscoelastic Solution is a registered trademark of Alcon, Inc.; HY-50® is a registered trademark of Bexco Pharma, Inc.; and DBX® Demineralized Bone Matrix is a registered trademark of the Musculoskeletal Transplant Foundation.

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

Hyaluronan Division Products

     The following chart summarizes the principal products of the Hyaluronan Division, along with their applications and the companies with which Lifecore has related strategic alliances:

PRODUCT	STRATEGIC ALLIANCE	MARKET	STATUS+

GYNECOLOGICAL SURGERY GYNECARE INTERGEL Adhesion Prevention Solution	Lifecore’s proprietary product; ETHICON has exclusive worldwide marketing rights for adhesion prevention applications	Adhesion prevention	Commercial sales for gynecological applications began in Europe in 1998 and in the U.S. in 2002. Voluntary market withdrawal March 2003.

OPHTHALMIC
Viscoat® Ophthalmic Viscoelastic Solution	Lifecore supplies hyaluronan powder for inclusion in Alcon’s viscoelastic solution	Cataract surgery	Commercial sales since 1986

LUROCOAT® Ophthalmic Viscoelastic Solution	Lifecore supplies its product for marketing on a non-exclusive basis outside the U.S.	Cataract surgery	Lifecore export shipments commenced in June 1997

OTHER APPLICATIONS

HY-50®	Lifecore supplies syringes of hyaluronan-based solution to Bexco Pharma, Inc for use as a veterinary orthopedic injectible drug	Veterinary drug	Commercial sales since 1993

Hyaluronan Solution for DBX	Lifecore supplies an aseptic solution containing hyaluronan to Musculoskeletal Transplant Foundation (“MTF”) for use as a carrier vehicle for its allogeneic demineralized, freeze-dried bone	Grafting material for restoration of bone defects	Commercial sales since 2000

+     For many of the products listed above, government regulatory approvals are required before commercial sales can commence in the United States or elsewhere. See “Government Regulation.” No assurance can be given that such products will be successfully approved in new markets

Adhesion Prevention Opportunities with ETHICON

     The Company has developed a product using a version of its patented ferric hyaluronan technology, INTERGEL Solution, for reducing the incidence of post-surgical adhesions. ETHICON has worldwide, exclusive distribution rights for INTERGEL Solution.

     Following surgical procedures, tissue adhesions commonly form as part of the body’s natural healing process resulting from trauma to tissues or organs during surgery. Particularly with respect to abdominal, cardiovascular, gynecological, orthopedic, reproductive and thoracic surgeries, these adhesions may cause internal complications that require costly additional surgical intervention. For example, adhesions following gynecological surgery can cause infertility, life threatening bowel obstructions and can complicate subsequent surgical interventions. The Company believes that successful penetration of this market requires a product with broad effectiveness, low toxicity, easy application, high procedural flexibility, and appropriate pricing.

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

     The safety and effectiveness of INTERGEL Solution has been established in patients undergoing class I, non-oncologic, pelvic gynecologic laparotomy. The safety and effectiveness has not been established in patients undergoing laparoscopy procedures. In order to maximize the market potential of the product it is the Company’s intention to pursue and demonstrate clinical safety and efficacy in patients undergoing laparoscopy procedures. No assurance can be given that the product trials will be successful and that the required regulatory approvals will be granted. Failure to achieve laparoscopic approval of the product in the U.S. could have a material adverse effect on future prospects for the Company’s operations. See “Government Regulation.” Outside the U.S., INTERGEL Solution has been approved in 28 countries for the prevention of post-surgical adhesions.

     The composition and use of ferric hyaluronan technology in adhesion reduction applications is described in U.S. Patent No. 5,532,221 (SEE “Patents and Proprietary Rights”). The Company has a Conveyance, License, Development and Supply Agreement with ETHICON related to those proprietary rights that extends through 2008 with provisions for renewal.

     ETHICON began marketing INTEGEL Solution outside the U.S. in June 1998. The Company received FDA approval to market INTERGEL Solution in the United States in November 2001 and ETHICON began marketing it in the U.S. during the first calendar quarter of 2002. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to complete an assessment of information obtained during post-marketing experience with the product, including allegations of adverse events associated with off-label use in non-conservative surgical procedures (such as hysterectomies). The Company is working with ETHICON to return the product to market. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

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

     The Company’s relationship with Alcon and its predecessors commenced in 1983, when the Company’s hyaluronan was specified as a raw material component of Viscoat Solution, which received marketing clearance from the FDA in 1986. Until 1990, Alcon’s predecessors had the exclusive rights to purchase the Company’s hyaluronan for ophthalmic applications. In 1990, the arrangement with Alcon became non-exclusive. Since that time, sales of hyaluronan to Alcon have continued to be made pursuant to supply agreements. The current Alcon supply agreement, as renewed in December 2002, is for a term of two years through December 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Other Applications

     The Company supplies an aseptic hyaluronan solution to BioCon, the not-for-profit controlling affiliate of the Musculoskeletal Transplant Foundation (“MTF”), which utilizes the solution as a carrier vehicle for its allogeneic demineralized, freeze-dried bone in a final putty composition trademarked as “DBX® Demineralized Bone Matrix”. This bone putty is provided by MTF to orthopedic surgeons through MTF’s distribution channels. The Company extended its supply agreement with MTF through December 2009.

     The Company manufactures Bexco Pharma, Inc.’s HY-50® product, an aseptically packaged hyaluronan solution for use as a veterinary orthopedic injectible drug, under a supply agreement expiring July 11, 2005. Bexco Pharma, Inc. has the option to renew the agreement for an additional two years with the same terms and conditions as the original agreement.

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

Oral Restorative Division

Background

     Dental implants are increasingly accepted as a replacement for missing or extracted teeth and serve as supports for dentures, crowns and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed in the jawbone, simulating the anchoring of a tooth by its root. The implant maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of fixtures against surrounding teeth and gingiva. The titanium cylinder or screw-shaped implant is categorized by shape and method of implantation. For example, the threaded cylinder implant is screwed into the jawbone, while an alternate form, the press-fit cylinder, is placed into a precision-drilled hole with a friction fit. To further enhance bone fixation, various implant styles may be roughened to create added surface area for bone-to-implant contact or coated with materials such as hydroxylapatite. The Company believes the annual worldwide dental implant market will exceed $1 billion in 2004.

     Bone graft substitutes and bone regeneration membranes are used for the restoration of deteriorated bone caused by periodontal disease and tooth loss. Historically, autologous bone (self-donated from another part of the patient’s own body) has been used to treat and regenerate deteriorated bone. Cadaver, synthetic and animal-derived bone graft substitutes emerged to address the issues of limited quantity and second surgical site morbidity associated with use of autologous bone. The current annual U.S. market for synthetic and animal-derived bone substitute products exceeds $35 million. In May 2000, the Company entered into a representation agreement with the Musculoskeletal Transplant Foundation to solicit orders for its MTF® Bone Allograft Tissue for a representation fee. In May 2002, the Company and MTF mutually terminated this agreement to allow the Company to focus its resources on its own product line.

     The addition of supplemental bone regeneration barrier membranes has expanded the U.S. dental bone regeneration market to approximately $70 million. The Company’s TefGen Regenerative Membrane™ and CAPSET® Calcium Sulfate Bone Graft Barrier products address this market opportunity.

     Lifecore estimates that its oral restorative products have been used in over 500,000 dental procedures worldwide.

Strategy

     The Company is committed to providing the dental community with comprehensive treatment solutions and practice-building support through:

•	Development or acquisition of a broad line of dental implants and related dental surgery support products that facilitate the transition from competitive systems to the Lifecore system.

•	Development and delivery of unique educational programs and materials aimed at restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy, practice management techniques and marketing and selling skills training to foster higher patient acceptance of dental implants.

•	Expansion in international markets through either direct selling efforts or additional distribution agreements.

Oral Restorative Division Products

     The following chart summarizes the principal products of the Company’s Oral Restorative Division:

PRODUCT	BENEFIT / APPLICATION	STATUS

RESTORE® External Hex Dental Implant Systems	Time proven external hex implants with industry leading prosthetic fit and familiar surgical/restorative procedures	Commercial sales

STAGE-1™ Single Stage Implant System	Provides the timesaving benefits of a one stage surgical procedure with the restorative simplicity and reliability of a Morse taper prosthetic connection	Commercial sales

Quick-Cap™ Impression System	Increases the ease and efficiency of the implant restoration process	Commercial sales

CAPSET® Calcium Sulfate Bone Graft Barrier, including SlowSet™ Version	For use with natural and synthetic bone graft materials as a resorbable barrier cap and/or binding agent	Commercial sales

TefGen Regenerative Membrane™	Non-resorbable membrane for assisting the regeneration of bone defects	Commercial sales

Implant Products

     The RESTORE System is based on a classic threaded titanium implant design that pioneered the commercialization of these devices in general oral restorative surgery. In July 1993, the Company acquired this implant design in connection with its acquisition of Implant Support Systems, Inc. (“ISS”), a manufacturer of dental implant products. The Company has since enhanced and expanded the original ISS line into a broad range of implant options. The Company now markets its line of external hex implants, prosthetics and associated instrumentation under the RESTORE System name.

     The SUSTAIN System is based on a design that embraces both threaded and press-fit cylinder formats with added “bone-like” hydroxylapatite (“HA”). In May 1992, the Company acquired the basic SUSTAIN System from Bio-Interfaces, Inc. after serving as an exclusive distributor for the SUSTAIN System since 1990. SUSTAIN HA-Coated Dental Implants are now marketed under the RESTORE System name.

     The STAGE-1 Single Stage Implant System was designed by the Company to allow for a one-stage surgical procedure. The STAGE-1 Implant design allows placement in a single surgical procedure that reduces treatment time. The system’s reliable Morse taper prosthetic connection simplifies restorative procedures for the dentist. Commercial sales began in September 1999. In March 2001, the Company added the RBM STAGE-1 Single Stage Implant System to this line.

     The Quick-Cap™ Impression System was added to the STAGE-1 Single Stage line in March 2002. This system greatly improves the restorative dentist’s ease and accuracy of impressioning for subsequent laboratory construction of the final crown, bridge or denture.

     In fiscal 2003, new STAGE-1 introductions included 5.5 and 6.3mm wide diameter implants, 3.3mm small diameter implants and the Custom Prep Abutment for cement-retained implant restorations.

     Lifecore has enhanced and expanded its product lines, creating numerous new products with a combination of innovative features from its existing systems. This gives the Company a broad product line which offers practitioners maximum flexibility in choice of treatment modalities and several innovations that enhance ease-of-use by the clinician. Additionally, the Oral Restorative Division assists its dental surgery clients by developing comprehensive continuing education curricula, as provided in the Company’s various Support Plus™ programs, to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Case Acceptance Program offers client personnel the marketing and selling skills training to foster higher patient acceptance of dental implants. The Company recently introduced Support Plus Overdentures, a program that teaches a step-by-step approach to obtain predictable and profitable results for attachment retained overdenture implant restorations.

Bone Regeneration Products

     The Company offers products that address various bone and tissue regeneration procedures.

     CAPSET® Calcium Sulfate Bone Graft Barrier received 510(k) clearance and was introduced to the market in 1995. CAPSET SlowSet™ Barrier was introduced in July 1999. These products are based on a proprietary medical grade calcium sulfate technology developed by and licensed from Wright Medical, Inc., an orthopedic product manufacturer based in Memphis, Tennessee. CAPSET Barrier and CAPSET SlowSet Barriers provide guided bone regeneration containment barriers to prevent migration of bone graft materials used to fill oral bone defects. 510(k) clearance was received in 1996 to market the calcium sulfate powder in the Capset package reserve cup for use as a binder for bone graft materials. This addition markedly improves the handling properties of various types of bone graft materials and also enhances the bone regeneration process.

     TefGen Regenerative Membrane technology was acquired by the Company from Bridger Biomed, Inc. in May 1997. This non-resorbable membrane is based on nanoporous PTFE Biomaterials (“nPTFE”); competitive with the market’s leading product produced by W.L. Gore. A TefGen Regenerative Membrane allows the dental surgeon to cover treated defect in bone to prevent the invasion of unwanted soft tissue while the slower growing bone tissue underneath the membrane regenerates.

Product Development

     The Oral Restorative Division is also involved in product development activities to improve existing components and packaging and to add new components to the dental implant systems. These development activities enhance the suitability and ease-of-use of the products for specific surgical applications and reflect changing trends in dental implant technology. There can be no assurance, however, that products which are currently under development by the Company will be successfully developed, or if so developed, will be successfully and profitably marketed.

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

     The Company has an agreement with ETHICON for exclusive distribution of INTERGEL Solution. The Company believes that ETHICON is the worldwide market leader in the area of surgical products and has one of the largest marketing and sales forces in the industry. No assurance can be given that ETHICON will choose to re-launch INTERGEL Solution to the market. Further, there is no assurance that if ETHICON does re-launch INTERGEL Solution, that the market will accept a product that has been previously withdrawn.

     The Company also sells various forms of medical grade hyaluronan directly to academic and corporate research customers for development and evaluation of new applications.

Oral Restorative Division Products

     The Company is focused on expanding its oral restorative product line and developing increased sales and marketing support. The dental implant market is highly specialized. Products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners and dental laboratories. Accordingly, management believes it must maintain a highly experienced direct sales force in the United States for proper distribution of these products. The Company believes that its sales force offers better customer service, technical support and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs 24 individuals dedicated to sales in the United States and 4 U.S.-based salespersons dedicated to international sales. The Oral Restorative Division products are marketed internationally in 35 countries through 23 distributors and in Italy through its subsidiary, Lifecore Biomedical SpA, in Germany through its subsidiary, Lifecore Biomedical GmbH, and in Scandinavia through its subsidiary, Lifecore Biomedical AB.

     The Company’s marketing activities are designed to support its direct sales force and include advertising and product publicity in trade journals, direct mail catalogs, newsletters, continuing education programs, telemarketing, and attendance at trade shows and professional association meetings. Industry estimates indicate a need for replacement of approximately 100 million teeth in the adult population of the United States. That represents a potential implants and accessories market of approximately $20 billion compared to the actual current U.S. market size of approximately $400 million.

Manufacturing

     The commercial production of hyaluronan by the Company requires fermentation, separation and purification capabilities, and aseptic packaging of product in a variety of bulk and single dose configurations. In addition, the production of the INTERGEL Solution requires high volume precision mixing of viscous fluids.

     The Company produces its hyaluronan through a proprietary fermentation process. Until the introduction of the Company’s medical grade hyaluronan, the only commercial source for medical hyaluronan was through an animal rendering process of extraction from rooster combs. The Company believed that the rooster comb extraction method would not be capable of producing large quantities of hyaluronan in an efficient manner if demand for the use of medical grade hyaluronan greatly increased. In addition, changing regulatory requirements make medical use of animal extracts increasingly problematic. Consequently, the Company developed its proprietary fermentation process for hyaluronan using existing knowledge of other successful fermentation manufacturing processes. The Company believes that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency, flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities.

     The Company’s 110,000 square foot facility is used primarily for the proprietary hyaluronan manufacturing process and the formulation of INTERGEL Solution. From January 2000 through December 2001, the Company reduced its manufacturing levels pending Pre-Market Approval from the FDA to market INTERGEL Solution in the United States. As a result of this decreased manufacturing activity, unused manufacturing capacity charges negatively affected the Company’s profitability. The FDA completed a pre-approval site inspection of the Company’s INTERGEL Solution manufacturing operations allowing release of product in the U.S. after approval. The Company believes that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

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

Hyaluronan Products

     A number of companies produce hyaluronan products and thus directly or indirectly compete with Lifecore or its corporate partners. Several companies are pursuing anti-adhesion product development, including, but not limited to, Alliance Pharmaceuticals, Inc., Angiotech Pharmaceuticals, Inc., Anika Therapeutics, Inc., Confluent Surgical, ETHICON, Fidia SpA, FzioMed, Genzyme Corporation, Life Medical Sciences, M.L. Labs, W.L. Gore & Associates, Inc. and Wright Medical Group, Inc. If any or all of the competing products are successfully developed, obtain regulatory approval and commercial acceptance, the Company’s prospects for INTERGEL Solution may be adversely affected.

     Several companies produce hyaluronan through a fermentation process, including Genzyme, Bio-Technology General Corporation, Fidia SpA, IOLTECH, Kyowa Hakko, Kibun and Bayer. In addition, several companies manufacture hyaluronan by using rooster comb extraction methods. These companies primarily include Anika Therapeutics, Inc., Genzyme, Inc., Fidia SpA, Pharmacia and Kibun. The Company believes that its patented fermentation process may offer production and regulatory advantages over the traditional rooster comb extraction method. The Company’s competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronan. These patents may cover the same applications as the Company’s. Although there can be no assurance, the Company believes that it does not infringe the patents of its competitors. See “Patents and Proprietary Rights.”

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

Oral Restorative Products

     The dental implant market is also highly competitive. Major market competitors include Biomet, Inc., Centerpulse Dental, Dentsply International, Inc., Nobel Biocare AB and Straumann AG. A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is based primarily on product performance and quality, strong sales support, and education.

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

Patents and Proprietary Rights

     The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a United States patent covering certain aspects of its hyaluronan fermentation process. In August 1994, in connection with the ETHICON Agreement, the Company was assigned a pending patent covering the composition and use of INTERGEL Solution, with applications filed in the United States, Australia, Brazil, Canada, Europe, Greece, and Japan. Subsequently, the patent has been issued in Australia, Canada, Greece, Japan, and the United States. The Company licenses two patents covering the dental surgical use of calcium sulfate from Wright Medical, Inc. The Company also licenses patented technology used in the production of calcium sulfate from Wright Medical and the University of North Carolina. In conjunction with the purchase of the TefGen Regenerative Membrane product line, the Company obtained the rights to the patent for composition, manufacture and use of the nPTFE material. The Company has received a patent on its dental implant packaging and a patent on a self-tapping dental implant design.

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

Government Regulation

     Government regulation in the United States and other countries is a significant factor in the marketing of the Company’s products and in the Company’s ongoing research and development activities. The Company’s products are subject to extensive and rigorous regulation by the FDA, which regulates the products as medical devices and which, in some cases, requires Pre-Market Approval, or PMA, and by foreign countries, which regulate the products as medical devices or drugs. Under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), the FDA regulates clinical testing, manufacturing, labeling, distribution, sale, and promotion of medical devices in the United States.

     Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment (“old devices”) into one of three classes - Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification (the “510(k) Notification”), and adherence to FDA-mandated current QSR requirements for devices. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices that must receive a PMA from the FDA to ensure their safety and effectiveness. Ordinarily, a PMA requires the performance of at least two independent, statistically significant clinical trials that demonstrate the device’s safety and effectiveness. Class III devices are generally life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 (“new devices”) and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification. An old Class III device does not require a PMA unless and until the FDA issues regulation requiring submission of a PMA application for the device.

     The FDA invariably requires clinical data for a PMA application and has the authority to require such data for a 510(k) Notification. If clinical data is necessary, the manufacturer or distributor is ordinarily required to obtain an IDE authorizing the conduct of human studies. Once in effect, an IDE permits evaluation of devices under controlled clinical conditions. After a clinical evaluation process, the resulting data may be included in a PMA application or a 510(k) Notification. The PMA may be approved, or the 510(k) Notification cleared by the FDA, only after a review process that may include requests for additional data, sometimes requiring further studies.

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

     Following submission of the 510(k) Notification, the manufacturer or distributor may not place the new device into commercial distribution until an order is issued by the FDA finding the new device to be substantially equivalent. The FDA has a 90 day period in which to respond to a 510(k) Notification. Dependent on the specific submission and subsequent agency requirements, the 510(k) Notification process can take significantly longer to complete. The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to a predicate device and allow the new device to be marketed in the United States. The FDA may, however, determine that the new device is not substantially equivalent and require the manufacturer or distributor to submit a PMA or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. Although the PMA process is significantly more complex, time-consuming, and expensive than the 510(k) Notification process, the latter process can also be expensive and substantially delay the market introduction of a product.

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

Employees

     As of August 29, 2003 the Company employed 208 persons on a full-time basis, 6 part-time employees and 3 temporary employees. None of the Company’s employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.

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

Item 3. Legal Proceedings

     In March 2000, the Company was served with a lawsuit in the Federal District Court for the District of Massachusetts by The Straumann Company alleging unfair competition and trade dress infringement surrounding the Company’s STAGE-1 Single Stage Implant System. In February 2002 and August 2003, the Federal District Court granted the Company’s motions for summary judgement ruling in the Company’s favor that features of the Straumann implant were functional as a matter of law.

     On August 25, 2003, Lifecore was served with a lawsuit in the Federal District Court for the district of California by Renee Contratto. The complaint alleges several claims against all defendants arising from Ms. Contratto’s claim that she was injured by INTERGEL Solution. Lifecore manufactures INTERGEL Solution under contract with ETHICON. Lifecore believes that its contract with ETHICON obligates ETHICON to indemnify and hold Lifecore harmless from Ms. Contratto’s claims, and has tendered defense of the matter to ETHICON.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock is traded on the Nasdaq National Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 2003 and 2002 the range of high and low closing sale prices of the Common Stock on the Nasdaq National Market.

Fiscal year	Low	High

2003
First Quarter	$6.02	$11.20
Second Quarter	5.20	8.83
Third Quarter	3.01	9.25
Fourth Quarter	2.90	5.97

2002
First Quarter	$4.39	$12.69
Second Quarter	9.50	13.25
Third Quarter	8.40	12.85
Fourth Quarter	9.93	11.55

     The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance its business. The Company has a loan agreement that restricts its ability to pay dividends. See Note C to Consolidated Financial Statements.

     At August 29, 2003, the Company had 606 shareholders of record.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

     The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 2003 has been derived from the Company’s Consolidated Financial Statements audited by Grant Thornton LLP, independent certified public accountants. Such data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,

	2003	2002	2001	2000	1999

Statements of Operations Data:
Net sales	$42,441	$38,794	$34,136	$32,823	$27,321
Costs of goods sold	20,379	22,116	18,487	17,618	10,768

Gross profit	22,062	16,678	15,649	15,205	16,553
Operating expenses
Research and development	4,067	4,865	4,704	4,213	3,557
Marketing and sales	12,353	10,774	9,284	7,907	7,164
General and administrative	5,543	5,035	4,633	3,847	3,534

	21,963	20,674	18,621	15,967	14,255

Operating income (loss)	99	(3,996)	(2,972)	(762)	2,298
Other income (expense)	(454)	(721)	(729)	(837)	(722)

Net income (loss)	$(355)	$(4,717)	$(3,701)	$(1,599)	$1,576

Net income (loss) per common share
Basic	$(0.03)	$(0.37)	$(0.29)	$(0.13)	$0.13

Diluted	$(0.03)	$(0.37)	$(0.29)	$(0.13)	$0.13

Weighted average common and common equivalent shares outstanding
Basic	12,882	12,802	12,631	12,489	12,398

Diluted	12,882	12,802	12,631	12,489	12,508

	As of June 30,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Working capital	$18,511	$17,783	$14,210	$15,530	$16,649
Total assets	58,352	60,096	62,696	66,108	68,797
Long-term obligations	5,969	6,114	6,249	6,477	6,720
Shareholders’ equity	48,394	48,548	52,056	55,421	55,471

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

Inventories:

     Inventories are stated at the lower of cost (first-in, first-out method) or market and have been reduced to lower of cost or market for obsolete, excess or unmarketable inventory. The lower of cost or market adjustment is based on management’s review of inventories on hand compared to estimated future usage and sales.

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

Recently Issued Accounting Pronouncements:

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require pro-forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements.

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

     In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classifications in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company’s consolidated financial position or results of operations.

General

     The Company manufactures biomaterials and medical devices for use in various surgical markets and provides related specialized contract aseptic manufacturing services. The Company operates through two business units, the Hyaluronan Division and the Oral Restorative Division.

     The Company has a number of relationships with corporate partners relating to the development and marketing of hyaluronan-based products for a variety of medical applications. Currently, the primary commercial application for the Company’s hyaluronan is as a component in ophthalmic surgical products marketed by Alcon for cataract surgery. Sales to Alcon are made under a supply agreement that extends through December 31, 2004. The agreement contains minimum purchase requirements totaling $2.5 million in each of calendar years 2003 and 2004. Initial sales of INTERGEL Solution occurred during fiscal 1998, as ETHICON began marketing INTERGEL Solution in Europe. On November 19, 2001, the Company received FDA approval to market INTERGEL Solution in the United States. Sales of INTERGEL Solution commenced in the United States during the first calendar quarter of 2002. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from post-marketing experience. ETHICON is currently working with the Company to conduct the review of data relating to the INTERGEL Solution post marketing experience in furtherance of its desire to reintroduce the product to the market. From the clinical analyses performed to date, there is no clinical evidence of problems related directly to INTERGEL Solution.

     The Company’s Oral Restorative Division markets a comprehensive line of titanium-based dental implants for tooth replacement therapy. The Oral Restorative Division also manufactures and markets synthetic bone graft substitute products for the restoration of bone tissue deterioration resulting from periodontal disease and tooth loss. The Oral Restorative Division also markets other products for the regeneration of bone and soft tissue. The Division’s products are marketed in the United States through the Company’s direct sales force; in Italy through the Company’s subsidiary, Lifecore Biomedical SpA in Germany through the Company’s subsidiary, Lifecore Biomedical GmbH in Scandinavia through the Company’s subsidiary, Lifecore Biomedical AB and in other countries through distributors.

Results of Operations

Year ended June 30, 2003 compared with year ended June 30, 2002.

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2003	2002	2003	2002	2003	2002

Net sales	$15,659,000	$15,244,000	$26,782,000	$23,550,000	$42,441,000	$38,794,000
Cost of goods sold	9,762,000	12,165,000	10,617,000	9,951,000	20,379,000	22,116,000

Gross profit	5,897,000	3,079,000	16,165,000	13,599,000	22,062,000	16,678,000
Operating expenses
Research and development	3,165,000	3,948,000	902,000	917,000	4,067,000	4,865,000
Marketing and sales	664,000	259,000	11,689,000	10,515,000	12,353,000	10,774,000
General and administrative	2,035,000	1,831,000	3,508,000	3,204,000	5,543,000	5,035,000

	5,864,000	6,038,000	16,099,000	14,636,000	21,963,000	20,674,000

Operating income (loss)	$33,000	$(2,959,000)	$66,000	$(1,037,000)	$99,000	$(3,996,000)

     Net Sales. Net sales increased $3,647,000 or 9% in fiscal 2003 from fiscal 2002. Hyaluronan Division sales increased $415,000 or 3% and Oral Restorative Division sales increased $3,232,000 or 14%.

     Hyaluronan Division sales increased to $15,659,000 in fiscal 2003 from $15,244,000 in fiscal 2002 due to increased sales of ophthalmic and orthopedic products. Sales of ophthalmic products to a single customer were $6,725,000 in fiscal 2003 compared with $5,359,000 for fiscal 2002. This sales increase was partially offset by a reduction in INTERGEL Solution sales due to ETHICON’s voluntary withdrawal of INTERGEL Solution from the market.

     Oral Restorative Division sales increased to $26,782,000 in fiscal 2003 from $23,550,000 in fiscal 2002. Domestic sales increased 4% due to continued growth in market acceptance of the STAGE-1 Single Stage Implant System and the RBM coated implant lines. Sales in the international markets increased by 27% due to sales increases at our subsidiary operations and a favorable impact from currency translations.

     Gross profit. Consolidated gross profit, as a percentage of net sales, was 52% in fiscal 2003 and 43% in fiscal 2002. The gross profit for the Hyaluronan Division increased to 38% in fiscal 2003 from 20% in fiscal 2002. The increase in gross profit is due to absorption of unused manufacturing capacity charges associated with increased hyaluronan production and product mix. Gross profit for the Oral Restorative Division increased to 60% in fiscal 2003 from 58% in fiscal 2002 due to sales mix and reduced material costs.

     Research and development. Research and development expenses decreased $798,000 or 16% in fiscal 2003 from fiscal 2002. The decrease is due to the decline in consulting and professional fees related to the regulatory review process of INTERGEL Solution which received FDA approval in fiscal 2002.

     Marketing and sales. Marketing and sales expenses increased by $1,579,000 or 15% in fiscal 2003 from fiscal 2002. The increase was due mainly to costs associated with the international expansion of the oral restorative business.

     General and administrative. General and administrative expenses increased by $508,000 or 10% in fiscal 2003 from fiscal 2002. The increase is principally related to costs associated with subsidiary operations and higher legal expenses in the current period as compared to the same period of last fiscal year.

     Other income (expense). Net other expense decreased $267,000 for the current period as compared to the same period of last fiscal year. The decrease is primarily due to the $291,000 increase in other income from currency gains realized on Euro-denominated intercompany transactions.

Year ended June 30, 2002 compared with year ended June 30, 2001.

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2002	2001	2002	2001	2002	2001

Net sales	$15,244,000	$14,185,000	$23,550,000	$19,951,000	$38,794,000	$34,136,000
Cost of goods sold	12,165,000	10,258,000	9,951,000	8,229,000	22,116,000	18,487,000

Gross profit	3,079,000	3,927,000	13,599,000	11,722,000	16,678,000	15,649,000
Operating expenses
Research and development	3,948,000	3,674,000	917,000	1,030,000	4,865,000	4,704,000
Marketing and sales	259,000	206,000	10,515,000	9,078,000	10,774,000	9,284,000
General and administrative	1,831,000	1,771,000	3,204,000	2,862,000	5,035,000	4,633,000

	6,038,000	5,651,000	14,636,000	12,970,000	20,674,000	18,621,000

Operating loss	$(2,959,000)	$(1,724,000)	$(1,037,000)	$(1,248,000)	$(3,996,000)	$(2,972,000)

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

     Marketing and sales. Marketing and sales expenses increased by $1,490,000 or 16% in fiscal 2002 from fiscal 2001. The increase was due mainly to the development and execution of new products, promotions and customer training programs for the Oral Restorative Division and increased costs associated with subsidiary operations.

     General and administrative. General and administrative expenses increased by $402,000 or 9% in fiscal 2002 from fiscal 2001. The increase is principally related to costs associated with subsidiary operations and higher legal expenses in the current period as compared to the same period of last fiscal year.

     Other income (expense). Interest expense was lower in fiscal 2002 compared to 2001 mainly due to a lower level of borrowings on the line of credit in fiscal 2002. Interest income decreased due to lower level of cash available for investment, combined with lower interest rates in fiscal 2002 .

Liquidity and Capital Resources

     Inventories consist mainly of finished hyaluronan powder and oral restorative products and related raw materials. The portion of finished hyaluronan inventory that is not expected to be consumed within the next twelve months is classified as long-term inventory. The finished hyaluronan inventory is maintained in a frozen state and has a shelf life of ten years. Total inventory decreased by $759,000 and $2,935,000 in fiscal 2003 and 2002 as the Company decreased production of hyaluronan powder and INTERGEL Solution. INTERGEL Solution sales increased in fiscal 2002 after the Company obtained FDA approval to market INTERGEL Solution in the United States in November 2001, which also contributed to the decrease in hyaluronan inventory in fiscal 2002.

     The Company had positive cash flow from operations in fiscal 2003, 2002 and 2001. Charges for unused manufacturing capacity associated with the Company’s hyaluronan production were less in fiscal 2003 than 2002 and 2001. In fiscal 2003, these charges are a result of ETHICON’s voluntary withdrawal if INTERGEL Solution from the market and in 2002 and 2001 they resulted from the unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA. Unless the Company’s hyaluronan production volume increases, unused manufacturing capacity charges will continue to negatively impact operating results in fiscal 2004 and beyond. Gross margins for the Hyaluronan Division increased in 2003 as production levels and efficiency increased. Marketing and sales expenses for the oral restorative products are expected to continue at a high level, and personnel costs have increased.

     On July 2, 2001, the Company issued 69,597 shares of common stock, with an aggregate value of $347,000, in connection with the acquisition of shares of Lifecore Biomedical AB held by two individuals. The issuances were completed pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On March 15, 2001, the Company entered into an agreement with Lancet Software Development, Inc. whereby Lancet agreed to develop an e-Commerce site for the Company to market its products worldwide. Payments due under the agreement may be made in the form of the Company’s common stock or cash, at the option of the Company. In April 2001, the Company issued an aggregate of 20,973 shares of common stock to Lancet as the first progress payment under the agreement. In June 2001, the Company issued an aggregate of 23,152 shares of common stock to Lancet as the second progress payment under the agreement. In October 2001, the Company issued an aggregate of 21,647 shares of common stock to Lancet as the final payment under the agreement. The number of shares issued to Lancet was determined using a formula based on the quoted market value of the common stock as determined on the Nasdaq National Market. Under the terms of the agreement, Lancet exercised the right to have the shares registered for sale. Registration Statements on Form S-3 were filed and declared effective by the Securities and Exchange Commission in April, August and November 2001.

     The loan agreement between the Company and the holder of the industrial development revenue bonds issued to finance the Company’s Chaska, Minnesota facility was amended in June 2003 to waive the fixed charge coverage ratio and the cash flow coverage ratio through June 30, 2004. With respect to certain of these covenants, the Company may be required to obtain further waivers for fiscal 2005. There can be no assurance that future waivers will be granted to the Company.

     The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate at June 30, 2003, which was 4.25%, and at the prime rate plus 1%, or 5.75%, as of June 30, 2002 under a previous credit facility agreement. At June 30, 2003 and 2002, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). At June 30, 2003 and 2002, the Company was in compliance with all covenants.

     The Company’s ability to generate positive cash flow from operations and achieve ongoing profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the uncertainty associated with the future market status of INTERGEL Solution, the complex governmental regulatory environment for new medical products and the early stage of certain of these markets. Similarly, expansion of the Company’s Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. The Company expects its cash generated from anticipated operations and the availability under the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations.

While the Company’s capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

     The Company does not have any “off-balance sheet” financing activities.

Cautionary Statement

     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, in the Letter to Shareholders contained in the Annual Report to Shareholders, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues, expense levels and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the uncertainty associated with the future market status of INTERGEL Solution; (ii) obtaining the necessary regulatory approvals for new hyaluronan and oral restorative products; (iii) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (iv) intense competition in the markets for the Company’s principal products and (v) other factors discussed in the risk factors filed as Exhibit 99.1 to this Form 10-K. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements are listed under item 15 of this report. Summarized unaudited quarterly financial data for 2003 and 2002 is as follows:

	Quarter

	First	Second	Third	Fourth

Year ended June 30, 2003
Net sales	$8,972,000	$10,262,000	$11,833,000	$11,374,000
Gross profit	4,063,000	6,097,000	6,420,000	5,482,000
Net income (loss)	(1,046,000)	312,000	947,000	(568,000)
Net income (loss) per share
Basic and diluted	$(0.08)	$0.02	$0.07	$(0.04)
Weighted average common and common equivalent shares outstanding
Basic	12,874,628	12,882,313	12,885,206	12,885,417
Diluted	12,874,628	12,949,904	12,962,378	12,885,417

Year ended June 30, 2002
Net sales	$8,234,000	$8,584,000	$10,254,000	$11,722,000
Gross profit	3,299,000	3,261,000	4,601,000	5,517,000
Net loss	(1,932,000)	(2,080,000)	(657,000)	(48,000)
Net loss per share
Basic and diluted	$(0.15)	$(0.16)	$(0.05)	$(0.00)
Weighted average common and common equivalent shares outstanding
Basic and diluted	12,747,618	12,785,099	12,806,177	12,854,643

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

     During the Company’s most recent fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning director nominees is set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be held November 13, 2003, which is incorporated herein by reference. See also “Executive Officers of the Registrant” in Item 1 above.

Item 11. Executive Compensation

     Information concerning executive compensation is set forth in the section entitled “Executive Compensation” in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Security ownership of certain owners and management is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders which is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of June 30, 2003:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities
	and rights	and rights	reflected in column (a))
Plan Category	( a )	( b )	( c )

Equity compensation plans approved by security holders (1):	2,938,303	$11.66	420,280 (2)
Equity compensation plans not approved by security holders:	—	—	—

Total	2,938,303	$11.66	420,280

(1)	– Includes the Company’s 1987 Stock Plan (expired), 1990 Stock Plan (expired) and 1996 Stock Plan.

(2)	– The Company has not granted any shares of restricted stock under the 1996 Stock Plan.

Item 13. Certain Relationships and Related Transactions

     Not Applicable.

PART IV

Item 14. Principal Accountant Fees and Services.

     Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) Documents filed as part of the report

1.	Consolidated Financial Statements
Form 10-K
Page Reference

	Report of Independent Certified Public Accountants	F-1

	Consolidated Balance Sheets - June 30, 2003 and 2002	F-2 and F-3

	Consolidated Statements of Operations - years ended June 30, 2003, 2002 and 2001	F-4

	Consolidated Statements of Shareholders’ Equity - years ended June 30, 2003, 2002 and 2001	F-5

	Consolidated Statements of Cash Flows - years ended June 30, 2003, 2002 and 2001	F-6

	Notes to Consolidated Financial Statements	F-7 through F-19

2.	Consolidated Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	S-1

(b)	Reports on Form 8-K

April 15, 2003	Press release announcing results for the third quarter of fiscal year 2003.

August 12, 2003	Press release announcing results for the fourth quarter of fiscal year 2003.

(c)	Exhibits and Exhibit Index

Description

2.1	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (Pursuant to Rule 24b-2, certain portions of this Exhibit have been deleted and filed separately with the Commission) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

Description

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Loan Agreement dated as of September 1, 1990 between the City of Chaska and the Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990) as amended on June 10, 1991 and July 24, 1991 (incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to Form 1991 S-2 Registration Statement [File No. 33-41291]) as amended on August 3, 1992 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1992) as amended on July 28, 1994 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1994), as amended on July 27, 1995 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1995), as amended on July 8, 1996, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1996), as amended on July 1, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1997), as amended on June 5, 1998, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1998), as amended on June 10, 1999, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1999), as amended on June 8, 2000, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2000), as amended on May 24, 2001, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2001), as amended on June 5, 2002, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2002), as amended on May 22, 2003, filed herewith

10.2	Trust Indenture dated as of September 1, 1990 from the City of Chaska to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.3 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.3	Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of September 1, 1990 from the Company to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.4 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.4	Contract for Private Redevelopment dated as of September 1, 1990 between the Company and Chaska Economic Development Authority (incorporated by reference from Exhibit 4.5 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.5	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.6*	Employment Agreement dated June 10, 1991 with James W. Bracke (incorporated by reference to Exhibit 10.11 to 1991 S-2 Registration Statement [File No. 33-41291]), as amended by letter agreement dated on August 14, 1995 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 1995), as amended by letter agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1997)

10.7	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.8*	1987 Stock Option Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-26065])

10.9*	1990 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-32984])

Description

10.10*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.11	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.12*	1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement [File No. 333-18515])

10.13	Credit and Security Agreement, dated December 28, 1998, between the U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1998)

10.14	Amendment No. 1 to Credit and Security Agreement dated February 7, 2000 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2000)

10.15	Amendment No. 2 to Credit and Security Agreement dated July 21, 2000 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2000)

10.16	Amendment No. 3 to Credit and Security Agreement dated August 21, 2001 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 30, 2001)

10.19	Amendment No. 4 to Credit and Security Agreement dated January 25, 2002 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001)

10.20	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.21	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company, filed herewith

23.1	Consent of Grant Thornton LLP

31.1	Certification of James W. Bracke pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis J. Allingham pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of James W. Bracke pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Dennis J. Allingham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated: September 23, 2003	By	/s/ JAMES W. BRACKE

James W. Bracke, Ph.D.
President, Chief Executive Officer
and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Dated: September 23, 2003	By	/s/ DENNIS J. ALLINGHAM

Dennis J. Allingham
Executive Vice President and Chief Financial Officer
(principal financial officer)

Dated: September 23, 2003	By	/s/ JAMES W. BRACKE

James W. Bracke, Ph.D.
President, Chief Executive Officer
(principal executive officer), Secretary and Director

Dated: September 23, 2003	By	/s/ ORWIN L. CARTER

Orwin L. Carter
Director

Dated: September 23, 2003	By	/s/ JOAN L. GARDNER

Joan L. Gardner
Director

Dated: September 23, 2003	By	/s/ THOMAS H. GARRETT

Thomas H. Garrett
Director

Dated: September 23, 2003	By	/s/ JOHN C. HEINMILLER

John C. Heinmiller
Director

Dated: September 23, 2003	By	/s/ RICHARD W. PERKINS

Richard W. Perkins
Director

Dated September 23, 2003	By	/s/ JOHN E. RUNNELLS

John E. Runnells
Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Lifecore Biomedical, Inc.

     We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II of Lifecore Biomedical, Inc. and subsidiaries for each of the three years in the period ended June 30, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
July 31, 2003

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
June 30,

ASSETS

	2003	2002

CURRENT ASSETS
Cash and cash equivalents	$4,211,000	$2,528,000
Accounts receivable, less allowances	7,795,000	7,882,000
Inventories	9,728,000	11,810,000
Prepaid expenses	766,000	997,000

Total current assets	22,500,000	23,217,000

PROPERTY, PLANT AND EQUIPMENT - AT COST
Land	249,000	249,000
Building	23,960,000	23,960,000
Equipment	17,024,000	16,302,000
Land and building improvements	3,499,000	3,477,000

	44,732,000	43,988,000
Less accumulated depreciation	(19,820,000)	(17,194,000)

	24,912,000	26,794,000

OTHER ASSETS
Intangibles	4,643,000	4,850,000
Security deposits	843,000	845,000
Inventories	4,639,000	3,316,000
Other	815,000	1,074,000

	10,940,000	10,085,000

	$58,352,000	$60,096,000

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - (continued)
June 30,

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2003	2002

CURRENT LIABILITIES
Current maturities of long-term obligations	$156,000	$139,000
Accounts payable	1,880,000	3,500,000
Accrued compensation	1,113,000	1,053,000
Accrued expenses	840,000	742,000

Total current liabilities	3,989,000	5,434,000

LONG-TERM OBLIGATIONS	5,969,000	6,114,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock – authorized, 25,000,000 shares of $1.00 stated value; none issued	—	—
Preferred stock, Series A Junior Participating – authorized, 500,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized, 50,000,000 shares of $.01 stated value; issued and outstanding, 12,885,417 and 12,867,742 shares at June 30, 2003 and 2002	129,000	129,000
Accumulated currency translation adjustment	87,000	—
Additional paid-in capital	88,882,000	88,768,000
Accumulated deficit	(40,704,000)	(40,349,000)

	48,394,000	48,548,000

	$58,352,000	$60,096,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30,

	2003	2002	2001

Net sales	$42,441,000	$38,794,000	$34,136,000
Cost of goods sold	20,379,000	22,116,000	18,487,000

Gross profit	22,062,000	16,678,000	15,649,000

Operating expenses
Research and development	4,067,000	4,865,000	4,704,000
Marketing and sales	12,353,000	10,774,000	9,284,000
General and administrative	5,543,000	5,035,000	4,633,000

	21,963,000	20,674,000	18,621,000

Operating income (loss)	99,000	(3,996,000)	(2,972,000)
Other income (expense)
Interest income	49,000	72,000	202,000
Interest expense	(757,000)	(743,000)	(807,000)
Other	254,000	(50,000)	(124,000)

	(454,000)	(721,000)	(729,000)

Net loss	$(355,000)	$(4,717,000)	$(3,701,000)

Net loss per common share
Basic and diluted	$(0.03)	$(0.37)	$(0.29)

Weighted average common and common equivalent shares outstanding
Basic and diluted	12,881,863	12,802,354	12,630,990

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Accumulated	Additional
	Shares		Currency Translation	Paid-In	Accumulated
	Issued	Amount	Adjustment	Capital	Deficit

Balances at June 30, 2000	12,606,124	$126,000	$—	$87,226,000	$(31,931,000)
Exercise of stock options and employee stock purchase savings plan	28,878	—	—	101,000	—
Issuance of common stock as payment for services	44,125	1,000	—	234,000	—
Net Loss for the year ended June 30, 2001	—	—	—	—	(3,701,000)

Balances at June 30, 2001	12,679,127	127,000	—	87,561,000	(35,632,000)
Exercise of stock options and employee stock purchase savings plan	97,371	1,000	—	653,000	—
Issuance of common stock as payment for services	21,647	—	—	208,000	—
Issuance of common stock as payment for subsidary purchase	69,597	1,000	—	346,000	—
Net Loss for the year ended June 30, 2002	—	—	—	—	(4,717,000)

Balances at June 30, 2002	12,867,742	129,000	—	88,768,000	(40,349,000)
Exercise of stock options and stock awards	17,675	—	—	114,000	—
Addition to accumulated currency translation adjustment	—	—	87,000	—	—
Net Loss for the year ended June 30, 2003	—	—	—	—	(355,000)

Balances at June 30, 2003	12,885,417	$129,000	$87,000	$88,882,000	$(40,704,000)

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(355,000)	$(4,717,000)	$(3,701,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,844,000	2,940,000	3,306,000
Allowance for doubtful accounts	89,000	187,000	(49,000)
Accumulated currency translation adjustment	87,000	—	—
Changes in operating assets and liabilities
Accounts receivable	(2,000)	(1,146,000)	(1,258,000)
Inventories	759,000	2,935,000	3,597,000
Prepaid expenses	231,000	(322,000)	58,000
Accounts payable	(1,620,000)	443,000	507,000
Accrued liabilities	158,000	688,000	(8,000)
Customers’ deposits	—	—	(302,000)

Net cash provided by operating activities	2,191,000	1,008,000	2,150,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(744,000)	(961,000)	(693,000)
Purchases of intangibles	—	(60,000)	(17,000)
Decrease (increase) in security deposits	2,000	9,000	(7,000)
Decrease (increase) in other assets	248,000	(209,000)	(81,000)

Net cash used in investing activities	(494,000)	(1,221,000)	(798,000)

Cash flows from financing activities:
Payments on long-term obligations	(128,000)	(223,000)	(244,000)
Proceeds from stock options exercised	114,000	654,000	101,000

Net cash provided by (used in) financing activities	(14,000)	431,000	(143,000)

Net increase in cash and cash equivalents	1,683,000	218,000	1,209,000
Cash and cash equivalents at beginning of year	2,528,000	2,310,000	1,101,000

Cash and cash equivalents at end of year	$4,211,000	$2,528,000	$2,310,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$713,000	$763,000	$807,000

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

2. Cash and Cash Equivalents

     The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 2003 and 2002, substantially all of the Company’s cash and cash equivalents were invested in a money market fund.

3. Accounts Receivable

     The Company extends credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers. The Company’s customers are located primarily throughout the United States, Asia, Europe and South America. Accounts receivable balances from customers located in Asia, Europe and South America were 12%, 35% and 9% of total receivables at June 30, 2003 and 10%, 29% and 8% of total receivables at June 30, 2002. The Company maintains allowances for potential credit losses, which were $414,000 and $325,000 at June 30, 2003 and 2002.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

4. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist mainly of finished hyaluronan powder, aseptic units and oral restorative products and related raw materials. The Company’s inventory has been reduced to lower of cost or market for obsolete, excess or unmarketable inventory. The lower of cost or market adjustment is based on management’s review of inventories on hand compared to estimated future usage and sales. The portion of finished hyaluronan powder inventory not expected to be consumed within the next twelve months is classified as a long-term asset. The finished hyaluronan inventory is maintained in a frozen state and has a shelf life of ten years. Inventories consist of the following:

	As of June 30,

	2003	2002

Raw materials	$2,756,000	$2,902,000
Work-in-process	344,000	272,000
Finished goods	11,267,000	11,952,000

	$14,367,000	$15,126,000

5. Depreciation

     Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Depreciation expense was approximately $2,627,000, $2,603,000 and $2,608,000 for the years ended June 30, 2003, 2002 and 2001. Lives used in straight-line depreciation for financial reporting purposes are as follows:

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

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Effective July 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142 the Company ceased amortization of goodwill and technology and regulatory rights effective July 1, 2001, while the customer list continues to be amortized on the straight-line method over 5 years. Amortization of goodwill and technology and regulatory rights was $524,000 in fiscal 2001. Excluding such amortization the net loss and net loss per share in fiscal 2001 would have been $3,177,000 and $.25. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. As a result, an impairment loss of $40,000 and $160,000 was recorded in general and administrative expenses in fiscal 2003 and 2002, respectively.

     Intangibles consisted of the following at June 30:

	2003	2002

Goodwill	$8,245,000	$8,245,000
Customer list	725,000	725,000
Patents	387,000	387,000
Less accumulated amortization	(4,714,000)	(4,507,000)

	$4,643,000	$4,850,000

7. Other Assets

     Other assets consist of the following at June 30:

	2003	2002

Website development costs	$802,000	$759,000
Financing costs	307,000	307,000
Distribution rights and licenses	150,000	180,000
Other	69,000	73,000
Less accumulated amortization	(513,000)	(245,000)

	$815,000	$1,074,000

     Amortization of these costs commences when the related asset is placed in service. The costs are amortized over the estimated useful life of the asset ranging from 3 to 20 years.

8. Revenue Recognition and Product Warranty

     The Company recognizes revenue when product is shipped or otherwise accepted by the customer.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

9. Net Loss Per Common Share

     The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the fiscal years ended June 30, 2003, 2002 and 2001, the common share equivalents that would have been included in the computation of diluted net income per share were 62,539, 308,513 and 21,448, had net income been achieved.

     Options to purchase 2,620,145, 1,532,793 and 2,580,065 shares of common stock with a weighted average exercise price of $12.37, $15.52 and $12.67 were outstanding at June 30, 2003, 2002, and 2001, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

10. Stock Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of SFAS Nos. 123 and 148. If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net loss, and basic and diluted loss per common share would have been as follows:

	2003	2002	2001

Net loss, as reported	$(355,000)	$(4,717,000)	$(3,701,000)
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects	(1,841,000)	(2,768,000)	(4,286,000)

Pro forma net loss	$(2,196,000)	$(7,485,000)	$(7,987,000)

Net loss per common equivalent share:
Basic and Diluted - as reported	$(0.03)	$(0.37)	$(0.29)
Basic and Diluted - pro-forma	$(0.17)	$(0.58)	$(0.63)

     The weighted average fair value of options granted in 2003, 2002 and 2001 was $7.62, $7.66 and $6.12, per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001: no dividend yield; risk-free rate of return of 6%; volatility of 86.57%, 89.4% and 91.7%; and an average term of 6.0 years. These effects may not be representative of the future effects of applying the fair value method.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

11. New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require pro-forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements.

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

     In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classifications in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company’s consolidated financial position or results of operations.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE B – LINE OF CREDIT

     The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate at June 30, 2003, which was 4.25%, and at the prime rate plus 1%, or 5.75%, as of June 30, 2002 under a previous credit facility agreement. At June 30, 2003 and 2002, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). At June 30, 2003 and 2002, the Company was in compliance with all covenants.

NOTE C - LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

	As of June 30,

	2003	2002

Industrial development revenue bonds	$6,125,000	$6,249,000
Other	—	4,000

	6,125,000	6,253,000
Less current maturities	(156,000)	(139,000)

	$5,969,000	$6,114,000

Industrial Development Revenue Bonds

     In 1990, the Company completed a $7,000,000 transaction to finance its manufacturing and administrative facility through the issuance of 30-year industrial development revenue bonds by the municipality where the facility is located. The bonds are collateralized by a first mortgage on the facility and bear interest at 10.25%. The Company is required to make debt service payments on the bonds of approximately $775,000 per year through 2021. The payments are required to be made monthly to a sinking fund. At June 30, 2003 and 2002, the Company had approximately $700,000 on deposit with the bond trustee to cover the reserve fund requirement.

The Company has the right to redeem the bonds upon the payment of the outstanding principal balance plus accrued interest and a premium. The premium is 3% of the principal amount during the year commencing September 1, 2003 and declines during subsequent years.

     The terms of the loan agreement require the Company to comply with various financial covenants including minimum current ratio, fixed charges coverage and cash flow coverage requirements and maximum debt to net worth limitation. The fixed charges coverage and cash flow coverage requirements have been waived by the bondholder through fiscal 2004. The debt to net worth ratio covenant has the effect of restricting the payment of cash dividends or repurchases of common stock.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE C - LONG-TERM OBLIGATIONS – (continued)

     The aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:

2004	$156,000
2005	165,000
2006	180,000
2007	195,000
2008	220,000
Thereafter	5,209,000

$6,125,000

NOTE D - INCOME TAXES

     Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Deferred tax assets (liabilities) consist of the following at June 30:

	2003	2002

Deferred tax assets
Net operating loss carryforward	$10,922,000	$10,213,000
Tax credit carryforward	934,000	706,000
Inventories	1,246,000	1,733,000
Other	376,000	305,000

Total deferred tax assets	13,478,000	12,957,000
Deferred tax liabilities
Depreciation	(867,000)	(851,000)
Customer list	(59,000)	(111,000)

Total deferred tax liabilities	(926,000)	(962,000)

Net deferred tax asset before valuation allowance	12,552,000	11,995,000
Valuation allowance	(12,552,000)	(11,995,000)

Net deferred tax asset	$—	$—

     At June 30, 2003, the Company had net operating loss carryforwards of approximately $30,600,000 for tax reporting purposes, which expire in 2005 through 2023.

     The Company also has general business credit carryforwards of approximately $934,000, which expire in 2007 through 2018.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE D - INCOME TAXES – (continued)

     Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to loss before income taxes are as follows for fiscal years ending June 30:

	2003	2002	2001

U.S. federal statutory rate	34%	34%	34%
Change in valuation allowance	(34)%	(34)%	(34)%

	—	—	—

NOTE E - SHAREHOLDERS’ EQUITY

Issuance of Stock

     On April 2, 2001, the Company issued 20,973 shares of common stock to Lancet Software Development, Inc. (“Lancet”). On June 20, 2001, the Company issued an additional 23,152 shares of common stock to Lancet. On October 8, 2001, the Company issued an additional 21,647 shares of common stock to Lancet. The shares of common stock were issued to Lancet in exchange for consulting services relating to the development of the Company’s e-Commerce website. The aggregate value of each issuance of stock was $100,000, $135,000 and $208,000, respectively. The issuances were completed pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

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

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE E – SHAREHOLDERS’ EQUITY – (continued)

     Option transactions under the 1987, 1990 and 1996 Stock Option Plans during the three years ended June 30, 2003 are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at June 30, 2000	2,151,394	$14.12
Granted	762,600	7.39
Exercised	(22,000)	3.08
Canceled	(168,921)	9.08

Outstanding at June 30, 2001	2,723,073	12.27
Granted	325,900	7.66
Exercised	(70,860)	7.45
Canceled	(154,903)	13.13

Outstanding at June 30, 2002	2,823,210	11.87
Granted	203,267	7.62
Exercised	(17,575)	6.41
Canceled	(70,599)	11.46

Outstanding at June 30, 2003	2,938,303	$11.66

	Number of	Weighted Average
	Shares	Exercise Price

Options exercisable at June 30:
2003	2,213,838	$12.10
2002	1,884,541	12.63
2001	1,644,019	13.39

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE E – SHAREHOLDERS’ EQUITY – (continued)

     The following tables summarize information concerning currently outstanding and exercisable stock options.

Options Outstanding

Range of			Number	Weighted Average Remaining	Weighted Average
Exercise Price			Outstanding	Contractual Life	Exercise Price

$ 3.88	-	5.82	271,383	6.7 years	$5.31
5.83	-	8.75	978,877	6.8 years	7.86
8.76	-	13.12	455,250	5.8 years	10.14
13.13	-	19.68	1,185,418	4.1 years	16.37
19.69	-	23.38	47,375	3.7 years	21.37

			2,938,303

Options Exercisable

Range of			Number	Weighted Average
Exercise Price			Exercisable	Exercise Price

$ 3.88	-	5.82	107,008	$5.18
5.83	-	8.75	731,287	7.87
8.76	-	13.12	316,000	10.06
13.13	-	19.68	1,036,293	16.22
19.69	-	23.38	23,250	21.11

			2,213,838

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

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE E – SHAREHOLDERS’ EQUITY – (continued)

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

NOTE F - COMMITMENTS AND CONTINGENCIES

Royalty Agreements

     The Company has entered into agreements that provide for royalty payments based on a percentage of net sales of certain products. Royalty expense under these agreements was $128,000, $148,000 and $165,000 for the years ended June 30, 2003, 2002 and 2001.

Severance Agreements

     The Company has an agreement with each officer that provides severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum potential liability under these agreements at June 30, 2003 is approximately $1,405,000.

NOTE G - EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit sharing plan for eligible employees. The Company, at the discretion of the Board of Directors, may set a matching percentage that is proportionate to the amount of the employees’ elective contributions each year. During the years ended June 30, 2003, 2002 and 2001, the Board of Directors authorized a company matching contribution to the plan of $81,000, $65,000 and $60,000; respectively.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE H - SEGMENT INFORMATION

     The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products in the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon under such agreements were 16%, 14% and 19% of total sales in 2003, 2002 and 2001. Sales of INTERGEL Solution to ETHICON were less than 10% of total sales in 2003 and 11% in 2002. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Italy, Germany and Sweden and primarily through distributorship arrangements in other foreign locations. Sales to customers located principally in Europe accounted for 35%, 31% and 40% of total Company sales during the years ended June 30, 2003, 2002 and 2001. The operations of the Company’s Italian subsidiary, Lifecore Biomedical SpA, the Company’s German subsidiary, Lifecore Biomedical GmbH and the Company’s Swedish subsidiary, Lifecore Biomedical AB have not been material to the consolidated financial statements.

     Segment information for the Company is as follows:

	Year ended June 30,

	2003	2002	2001

Net sales
Hyaluronan products	$15,659,000	$15,244,000	$14,185,000
Oral restorative products	26,782,000	23,550,000	19,951,000

	$42,441,000	$38,794,000	$34,136,000

Operating income (loss)
Hyaluronan products	$33,000	$(2,959,000)	$(1,724,000)
Oral restorative products	66,000	(1,037,000)	(1,248,000)

	$99,000	$(3,996,000)	$(2,972,000)

Capital expenditures
Hyaluronan products	$444,000	$637,000	$336,000
Oral restorative products	300,000	324,000	357,000

	$744,000	$961,000	$693,000

Depreciation and amortization expense
Hyaluronan products	$2,120,000	$2,070,000	$2,074,000
Oral restorative products	724,000	870,000	1,232,000

	$2,844,000	$2,940,000	$3,306,000

	As of June 30,

	2003	2002

Identifiable assets
Hyaluronan products	$35,433,000	$38,357,000
Oral restorative products	18,708,000	19,211,000
General corporate	4,211,000	2,528,000

	$58,352,000	$60,096,000

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE I - AGREEMENTS

     Lifecore and ETHICON have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”) whereby ETHICON transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to Lifecore includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents. Lifecore assumed responsibility for continuing the anti-adhesion development project including conducting a human gynecology clinical trial on INTERGEL Solution, a second-generation ferric hyaluronan-based product. Lifecore has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use. On March 27, 2003, the Company announced that ETHICON voluntarily suspended global marketing and sales of INTERGEL Solution and has voluntarily withdrawn the product from the market in order to assess information obtained from postmarketing experience with the device. The assessment will include a review of technical issues, surgical techniques, and circumstances associated with the postmarketing events, including reports from off-label use. Since the launch of the product in August of 1998 to February 2003, the worldwide complaint rate has been 0.29 percent of units sold. The contribution of the device to these events is unknown. The Company currently expects that such review will be conducted expeditiously and that the product will return to the market following completion of the review and implementation of any appropriate action. Management does not believe there has been an impairment of assets as of June 30, 2003.

NOTE J - LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

NOTE K – RECLASSIFICATIONS

     Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Lifecore Biomedical, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions

Column A	Column B	Column C		Column D		Column E

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at End
Description	of Period	Expenses	Accounts	Deductions		of Period

Year ended June 30, 2003
Accounts receivable Allowance	$325,000	$171,000	$—	$(82,000	)(A)	$414,000
Year ended June 30, 2002
Accounts receivable Allowance	145,000	272,000	—	(92,000	)(A)	325,000
Year ended June 30, 2001
Accounts receivable Allowance	186,000	65,000	—	(106,000	)(A)	145,000

(A)	Deductions represent accounts receivable balances written-off during the year.

S-1