Form 10-K/A
period 2003-06-30
LIFECORE BIOMEDICAL INC
filed 2003-10-03
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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
Common Stock ($.01 stated value)
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☒  No ☐

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

EXPLANATORY NOTE

This amendment to Form 10-K is being filed solely to correct certain typographical errors and to conform inconsistent disclosures contained in the original 10-K filing.

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

     The Company’s Hyaluronan Division is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that moisturizes or lubricates the soft tissues of the body. The Hyaluronan Division’s primary clinical development project involves expanding the use of Lifecore’s patented ferric hyaluronan adhesion prevention technology. A current product, GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) has been clinically proven to reduce the incidence of tissue adhesions commonly formed as part of the body’s natural healing process when tissues are subject to accidental or surgical trauma. These adhesions may cause internal complications that often require costly re-operations, particularly with respect to abdominal adhesions. Government sources recently estimated the annual cost for treatment of adhesion complications in the female pelvis alone at $1.6 billion in the United States. The Company’s exclusive worldwide marketing partner, GYNECARE, a division of ETHICON, INC. (“ETHICON”), a Johnson & Johnson company, began marketing INTERGEL Solution outside the U.S. in June 1998 for reducing the incidence of post-surgical adhesions. INTERGEL Solution was approved by the FDA for the U.S. market in November 2001. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from postmarketing experience. ETHICON is currently working with the Company to conduct the review of data relating to the INTERGEL Solution postmarketing experience in furtherance of the Company’s desire to reintroduce the product to the market. From the clinical analyses performed to date, the Company believes that there is no clinical evidence of problems related directly to INTERGEL Solution.

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

The following trademarks are the property of Lifecore:

     LUROCOAT® Ophthalmic Solution; RESTORE® and SUSTAIN® Dental Implant Systems; STAGE-1™ Single Stage Implant System; Quick-Cap™ Impression System; CAPSET® Calcium Sulfate Bone Graft Barrier; SlowSet™; TefGen Regenerative Membrane™; and Support Plus™.

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

     ETHICON began marketing INTEGEL Solution outside the U.S. in June 1998. The Company received FDA approval to market INTERGEL Solution in the United States in November 2001 and ETHICON began marketing it in the U.S. during the first calendar quarter of 2002. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to complete an assessment of information obtained during postmarketing experience with the product, including allegations of adverse events associated with off-label use in non-conservative surgical procedures (such as hysterectomies). The Company is working with ETHICON to return the product to market. Failure to achieve significant sales of the product could have a material adverse effect on future prospects for the Company’s operations.

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

     Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment (“old devices”) into one of three classes - Class I, II, or III. T his classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification (the “510(k) Notification”), and adherence to FDA-mandated current QSR requirements for devices. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices that must receive a PMA from the FDA to ensure their safety and effectiveness. Ordinarily, a PMA requires the performance of at least two independent, statistically significant clinical trials that demonstrate the device’s safety and effectiveness. Class III devices are generally life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 (“new devices”) and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification. An old Class III device does not require a PMA unless and until the FDA issues regulation requiring submission of a PMA application for the device.

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

     The Company has a number of relationships with corporate partners relating to the development and marketing of hyaluronan-based products for a variety of medical applications. Currently, the primary commercial application for the Company’s hyaluronan is as a component in ophthalmic surgical products marketed by Alcon for cataract surgery. Sales to Alcon are made under a supply agreement that extends through December 31, 2004. The agreement contains minimum purchase requirements totaling $2.5 million in each of calendar years 2003 and 2004. Initial sales of INTERGEL Solution occurred during fiscal 1998, as ETHICON began marketing INTERGEL Solution in Europe. On November 19, 2001, the Company received FDA approval to market INTERGEL Solution in the United States. Sales of INTERGEL Solution commenced in the United States during the first calendar quarter of 2002. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from postmarketing experience. ETHICON is currently working with the Company to conduct the review of data relating to the INTERGEL Solution postmarketing experience in furtherance of the Company’s desire to reintroduce the product to the market. From the clinical analyses performed to date, the Company believes that there is no clinical evidence of problems related directly to INTERGEL Solution.

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

Securities authorized for issuance under equity compensation plans

The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of June 30, 2003:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	( a )	( b )	( c )

Equity compensation plans approved by security holders (1):	2,938,303	$11.66	420,280 (2)

Equity compensation plans not approved by security holders:	—	—	—

Total	2,938,303	$11.66	420,280

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of the report

Form 10-K
Page Reference

1.	Consolidated Financial Statements

	Report of Independent Certified Public Accountants	F-1

	Consolidated Balance Sheets - June 30, 2003 and 2002	F-2 and F-3

	Consolidated Statements of Operations - years ended June 30, 2003, 2002 and 2001	F-4

	Consolidated Statements of Shareholders’ Equity - years ended June 30, 2003, 2002 and 2001	F-5

	Consolidated Statements of Cash Flows - years ended June 30, 2003, 2002 and 2001	F-6

	Notes to Consolidated Financial Statements	F-7 through F-19

2.	Consolidated Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	S-1

(b)	Reports on Form 8-K

April 15, 2003 Press release announcing results for the third quarter of fiscal year 2003.

August 12, 2003 Press release announcing results for the fourth quarter of fiscal year 2003.

(c)	Exhibits and Exhibit Index

Description

2.1	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (Pursuant to Rule 24b-2, certain portions of this Exhibit have been deleted and filed separately with the Commission) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Loan Agreement dated as of September 1, 1990 between the City of Chaska and the Company (incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990) as amended on June 10, 1991 and July 24, 1991 (incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to Form 1991 S-2 Registration Statement [File No. 33-41291]) as amended on August 3, 1992 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1992) as amended on July 28, 1994 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1994), as amended on July 27, 1995 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1995), as amended on July 8, 1996, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1996), as amended on July 1, 1997 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1997), as amended on June 5, 1998, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1998), as amended on June 10, 1999, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1999), as amended on June 8, 2000, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2000), as amended on May 24, 2001, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2001), as amended on June 5, 2002, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2002), as amended on May 22, 2003, (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003)

10.2	Trust Indenture dated as of September 1, 1990 from the City of Chaska to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.3 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.3	Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of September 1, 1990 from the Company to Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference from Exhibit 4.4 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.4	Contract for Private Redevelopment dated as of September 1, 1990 between the Company and Chaska Economic Development Authority (incorporated by reference from Exhibit 4.5 to the Registrant’s Form 10-K for the year ended June 30, 1990, as amended on Form 8 dated October 12, 1990)

10.5	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.6*	Employment Agreement dated June 10, 1991 with James W. Bracke (incorporated by reference to Exhibit 10.11 to 1991 S-2 Registration Statement [File No. 33-41291]), as amended by letter agreement dated on August 14, 1995 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 1995), as amended by letter agreement dated November 14, 1996 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1997)

10.7	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.8*	1987 Stock Option Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-26065])

10.9*	1990 Employee Stock Purchase Savings Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-32984])

10.10*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.11	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.12*	1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement [File No. 333-18515])

10.13	Credit and Security Agreement, dated December 28, 1998, between the U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1998)

10.14	Amendment No. 1 to Credit and Security Agreement dated February 7, 2000 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2000)

10.15	Amendment No. 2 to Credit and Security Agreement dated July 21, 2000 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2000)

10.16	Amendment No. 3 to Credit and Security Agreement dated August 21, 2001 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 30, 2001)

10.19	Amendment No. 4 to Credit and Security Agreement dated January 25, 2002 between U.S. Bank National Association and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001)

10.20	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.21	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2003)

23.1	Consent of Grant Thornton LLP

31.1	Certification of James W. Bracke pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis J. Allingham pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of James W. Bracke pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, (incorporated by reference to Exhibit 32.1 to Form 10-K for the year ended June 30, 2003)

32.2	Certification of Dennis J. Allingham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, (incorporated by reference to Exhibit 32.2 to Form 10-K for the year ended June 30, 2003)

99.1	Risk Factors, (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2003)

*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment no. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated: October 2, 2003	By	/s/ JAMES W. BRACKE

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
July 31, 2003

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
June 30,

	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,211,000	$2,528,000
Accounts receivable, less allowances	7,795,000	7,882,000
Inventories	9,728,000	11,810,000
Prepaid expenses	766,000	997,000

Total current assets	22,500,000	23,217,000

PROPERTY, PLANT AND EQUIPMENT - AT COST
Land	249,000	249,000
Building	23,960,000	23,960,000
Equipment	17,024,000	16,302,000
Land and building improvements	3,499,000	3,477,000

	44,732,000	43,988,000
Less accumulated depreciation	(19,820,000)	(17,194,000)

	24,912,000	26,794,000

OTHER ASSETS
Intangibles	4,643,000	4,850,000
Security deposits	843,000	845,000
Inventories	4,639,000	3,316,000
Other	815,000	1,074,000

	10,940,000	10,085,000

	$58,352,000	$60,096,000

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS - (continued)
June 30,

	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$156,000	$139,000
Accounts payable	1,880,000	3,500,000
Accrued compensation	1,113,000	1,053,000
Accrued expenses	840,000	742,000

Total current liabilities	3,989,000	5,434,000

LONG-TERM OBLIGATIONS	5,969,000	6,114,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock – authorized, 25,000,000 shares of $1.00 stated value; none issued	—	—
Preferred stock, Series A Junior Participating – authorized, 500,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized, 50,000,000 shares of $.01 stated value; issued and outstanding, 12,885,417 and 12,867,742 shares at June 30, 2003 and 2002	129,000	129,000
Accumulated currency translation adjustment	87,000	—
Additional paid-in capital	88,882,000	88,768,000
Accumulated deficit	(40,704,000)	(40,349,000)

	48,394,000	48,548,000

	$58,352,000	$60,096,000

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

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Accumulated	Additional
	Shares		Currency Translation	Paid-In	Accumulated
	Issued	Amount	Adjustment	Capital	Deficit

Balances at June 30, 1999	12,416,729	$124,000	$85,679,000	$85,679,000	$(30,332,000)
Exercise of stock options and employee stock purchase savings plan, net of 4,000 shares surrendered in payment	71,157	1,000	462,000	462,000	—
Issuance of stock to satisfy debt	118,238	1,000	1,085,000	1,085,000	—
Net Loss for the year ended June 30, 2000	—	—	—	—	(1,599,000)

Balances at June 30, 2000	12,606,124	$126,000	$—	$87,226,000	$(31,931,000)
Exercise of stock options and employee stock purchase savings plan	28,878	—	—	101,000	—
Issuance of common stock as payment for services	44,125	1,000	—	234,000	—
Net Loss for the year ended June 30, 2001	—	—	—	—	(3,701,000)

Balances at June 30, 2001	12,679,127	127,000	—	87,561,000	(35,632,000)
Exercise of stock options and employee stock purchase savings plan	97,371	1,000	—	653,000	—
Issuance of common stock as payment for services	21,647	—	—	208,000	—
Issuance of common stock as payment for subsidary purchase	69,597	1,000	—	346,000	—
Net Loss for the year ended June 30, 2002	—	—	—	—	(4,717,000)

Balances at June 30, 2002	12,867,742	129,000	—	88,768,000	(40,349,000)
Exercise of stock options and stock awards	17,675	—	—	114,000	—
Addition to accumulated currency translation adjustment	—	—	87,000	—	—
Net Loss for the year ended June 30, 2003	—	—	—	—	(355,000)

Balances at June 30, 2003	12,885,417	$129,000	$87,000	$88,882,000	$(40,704,000)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

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

Lifecore Biomedical, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions

Column A	Column B	Column C		Column D		Column E

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at End
Description	of Period	Expenses	Accounts	Deductions		of Period

Year ended June 30, 2003
Accounts receivable Allowance	$325,000	$171,000	$—	$(82,000	) (A)	$414,000

Year ended June 30, 2002
Accounts receivable Allowance	145,000	272,000	—	(92,000	) (A)	325,000

Year ended June 30, 2001
Accounts receivable Allowance	186,000	65,000	—	(106,000	) (A)	145,000

(A)  Deductions represent accounts receivable balances written-off during the year.

S-1