Form 10-Q
period 2003-09-30
LIFECORE BIOMEDICAL INC
filed 2003-11-10
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Yes  [X]   No  [  ]

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 30, 2003 was 12,890,917 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2003 and June 30, 2003	3
	Condensed Consolidated Statements of Operations for Three Months Ended September 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for Three Months Ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6-10
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
	a. Exhibit Index	16
	b. Reports on Form 8-K	16
Signatures		17

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2003	2003

ASSETS
Current Assets
Cash and cash equivalents	$5,081,000	$4,211,000
Accounts receivable, less allowances	7,004,000	7,795,000
Inventories	9,773,000	9,728,000
Prepaid expenses	644,000	766,000

Total current assets	22,502,000	22,500,000

Property, plant and equipment
Land, building and equipment	44,834,000	44,732,000
Less accumulated depreciation	(20,431,000)	(19,820,000)

	24,403,000	24,912,000
Other Assets
Intangibles	4,601,000	4,643,000
Security deposits	845,000	843,000
Inventories	4,639,000	4,639,000
Other	703,000	815,000

	10,788,000	10,940,000

	$57,693,000	$58,352,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$145,000	$156,000
Accounts payable	2,147,000	1,880,000
Accrued compensation	1,305,000	1,113,000
Accrued expenses	867,000	840,000

Total current liabilities	4,464,000	3,989,000

Long-term obligations	5,938,000	5,969,000

Shareholders’ equity	47,291,000	48,394,000

	$57,693,000	$58,352,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,

	2003	2002

Net sales	$9,947,000	$8,972,000
Cost of goods sold	4,769,000	4,909,000

Gross profit	5,178,000	4,063,000

Operating expenses
Research and development	1,259,000	957,000
Marketing and sales	3,173,000	2,848,000
General and administrative	1,561,000	1,159,000

	5,993,000	4,964,000

Operating loss	(815,000)	(901,000)

Other income (expense)
Interest income	6,000	29,000
Interest expense	(155,000)	(166,000)
Other	121,000	(8,000)

	(28,000)	(145,000)

Net loss	$(843,000)	$(1,046,000)

Net loss per share
Basic and diluted	$(0.07)	$(0.08)

Weighted average shares outstanding
Basic and diluted	12,889,113	12,874,628

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(843,000)	$(1,046,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	654,000	738,000
Allowance for doubtful accounts	29,000	(40,000)
Accumulated currency translation adjustment	(279,000)	—

Changes in operating assets and liabilities:
Accounts receivable	762,000	371,000
Inventories	(45,000)	(145,000)
Prepaid expenses	122,000	(396,000)
Accounts payable	267,000	(1,150,000)
Accrued liabilities	219,000	(17,000)

Net cash provided by (used in) operating activities	886,000	(1,685,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(101,000)	(182,000)
Increase in security deposits	(2,000)	(5,000)
Decrease in other assets	110,000	84,000

Net cash provided by (used in) investing activities	7,000	(103,000)

Cash flows from financing activities:
Payments on long-term obligations	(42,000)	(22,000)
Proceeds from stock issuance	19,000	55,000

Net cash provided by (used in) financing activities	(23,000)	33,000

Net increase (decrease) in cash and cash equivalents	870,000	(1,755,000)
Cash and cash equivalents at beginning of period	4,211,000	2,528,000

Cash and cash equivalents at end of period	$5,081,000	$773,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$208,000	$123,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE A - FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (the “Company”) develops, manufactures and markets biomaterials and medical devices for use in various surgical markets through two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division conducts its business through OEM and contract manufacturing alliances in the gynecologic, ophthalmic, orthopedic and veterinary surgery fields. The Oral Restorative Division conducts its dental surgery business through direct sales and marketing in the United States, Germany, Italy and Sweden and through 22 distributors in 35 countries.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three month periods ended September 30, 2003 and 2002 and cash flows for the three month periods ended September 30, 2003 and 2002. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2003 has been derived from audited financial statements as of that date.

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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The portion of finished hyaluronan powder inventory not expected to be consumed within the next twelve months is classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic, and oral restorative products. Inventories consist of the following:

	September 30,	June 30,
	2003	2003

Raw materials	$3,077,000	$2,756,000
Work in progress	393,000	344,000
Finished goods	10,942,000	11,267,000

	$14,412,000	$14,367,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

September 30, 2003

NOTE C – INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142 the Company ceased amortization of goodwill and technology and regulatory rights effective July 1, 2001, while the customer list continues to be amortized on the straight-line method over 5 years. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. As a result of such review, there was no impairment recorded for the three month period ended September 30, 2003.

     Intangibles consisted of the following at:

	September 30,	June 30,
	2003	2003

Goodwill	$4,301,000	$4,301,000
Customer list	725,000	725,000
Patents	387,000	387,000
Accumulated amortization	(812,000)	(770,000)

	$4,601,000	$4,643,000

NOTE D - AGREEMENTS

Lifecore and ETHICON have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”) whereby ETHICON transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to Lifecore includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents. Lifecore assumed responsibility for continuing the anti-adhesion development project including conducting a human gynecology clinical trial on GYNECARE INTERGEL * Adhesion Prevention Solution (“INTERGEL Solution”), a second-generation ferric hyaluronan-based product. Lifecore has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use. On March 27, 2003, the Company announced that ETHICON voluntarily suspended global marketing and sales of INTERGEL Solution and has voluntarily withdrawn the product from the market in order to assess information obtained from postmarketing experience with the device. The assessment will include a review of technical issues, surgical techniques and circumstances associated with the postmarketing events, including reports from off-label use. Since the launch of the product in August of 1998 to February 2003, the worldwide complaint rate has been 0.29 percent of units sold. The contribution of the device to these events is unknown. The Company currently expects that the product will return to the market following completion of the review and implementation of any appropriate action. Management does not believe there has been an impairment of assets as of September 30, 2003.

*Trademark of ETHICON, INC.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

September 30, 2003

NOTE E - LINE OF CREDIT

The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 4.00% at September 30, 2003. At September 30, 2003 and June 30, 2003, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At September 30, 2003 and June 30, 2003, the Company was in compliance with all covenants.

NOTE F - STOCK PLAN INFORMATION

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

	Three months ended September 30,

	2003	2002

Net loss, as reported	$(843,000)	$(1,046,000)
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects	(90,000)	(33,000)

Pro forma net loss	$(933,000)	$(1,079,000)

Net loss per common equivalent share:
Basic and diluted - as reported	$(0.07)	$(0.08)
Basic and diluted - pro-forma	$(0.07)	$(0.08)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

September 30, 2003

NOTE G – NET LOSS PER SHARE

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three month periods ended September 30, 2003 and 2002 the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three month periods ended September 30, 2003 and 2002, 32,614 and 158,830 common share equivalents, respectfully, would have been included in the computation of diluted net income per share.

Options to purchase 2,606,332 shares of common stock with a weighted average exercise price of $12.34 for the three-month period ended September 30, 2003 and options to purchase 1,887,168 shares of common stock with a weighted average exercise price of $14.30 for the three-month period ended September 30, 2002, respectively, were outstanding but were not included in the calculation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

NOTE H – SEGMENT INFORMATION

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

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2003. Segment information for sales and loss from operations are as follows:

	Three months ended September 30,

	2003	2002

Net sales
Hyaluronan products	$3,558,000	$3,698,000
Oral restorative products	6,389,000	5,274,000

	$9,947,000	$8,972,000

Loss from operations
Hyaluronan products	$(574,000)	$(435,000)
Oral restorative products	(241,000)	(466,000)

	$(815,000)	$(901,000)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

September 30, 2003

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require pro-forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the classifications in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not anticipated to have an impact on the Company’s consolidated financial position or results of operations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies:

The discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions in certain circumstances that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2003	2002	2003	2002	2003	2002

Net sales	$3,558,000	$3,698,000	$6,389,000	$5,274,000	$9,947,000	$8,972,000
Cost of goods sold	2,369,000	2,799,000	2,400,000	2,110,000	4,769,000	4,909,000

Gross profit	1,189,000	899,000	3,989,000	3,164,000	5,178,000	4,063,000
Operating expenses
Research and development	1,019,000	709,000	240,000	248,000	1,259,000	957,000
Marketing and sales	127,000	174,000	3,046,000	2,674,000	3,173,000	2,848,000
General and administrative	617,000	451,000	944,000	708,000	1,561,000	1,159,000

	1,763,000	1,334,000	4,230,000	3,630,000	5,993,000	4,964,000

Operating loss	$(574,000)	$(435,000)	$(241,000)	$(466,000)	$(815,000)	$(901,000)

Net sales for the quarter ended September 30, 2003 increased $975,000 or 11% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter decreased $140,000 or 4% as compared to the same quarter of last fiscal year. The sales decrease was due to lower gynecologic hyaluronan shipments resulting from the withdrawal of INTERGEL Solution from the market, offset by increased ophthalmic and veterinary sales. Oral restorative product sales for the current quarter increased $1,115,000 or 21% compared to the same quarter of last fiscal year. International sales of oral restorative products increased 28% and domestic sales increased 16% as compared to the same quarter of last fiscal year.

Consolidated gross margin increased to 52% for the current quarter from 45% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division increased to 33% from a gross margin of 24% due to product mix. The gross margin for the Oral Restorative Division increased to 62% for the current quarter from 60% for the same quarter of last fiscal year. The gross margin increase is due to sales mix and reduced material costs.

Research and development expenses increased $302,000 or 32% in the current quarter as compared to the same quarter of last fiscal year. The increase is due to consulting and professional fees associated with the market withdrawal of INTERGEL Solution.

Marketing and sales expenses increased $325,000 or 11% in the current quarter as compared to the same quarter of last fiscal year due to increased costs associated with expansion of oral restorative’s domestic sales force and international operations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

General and administrative expenses increased $402,000 or 35% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted from increased legal expenses, insurance premiums and higher personnel related expenses.

Other expense, net, decreased $117,000 or 81% for the current quarter as compared to the same quarter of last fiscal year. The decrease is primarily due to the $129,000 increase in other income from currency gains realized on Euro denominated intercompany transactions.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2003 contains a detailed discussion of Lifecore’s liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 2003 Form 10-K.

For the three month period ended September 30, 2003, the Company had positive cash flow from operations of $886,000. Cash flow from operations was positive in fiscal years 2003, 2002 and 2001. Charges for unused manufacturing capacity associated with the Company’s hyaluronan production and additional costs associated with the withdrawal of INTERGEL Solution from the market have negatively impacted operating results in the current fiscal year. Prior to the current fiscal year, charges for unused capacity were due to an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA. Further, the Company expects ongoing expenditures related to the process for assessment of information obtained from postmarketing experience with the device. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level with continued international expansion and increased personnel costs.

The loan agreement between the Company and the holder of the industrial development revenue bonds issued to finance the Company’s Chaska, Minnesota facility was amended in May 2003 to waive the fixed charge coverage ratio and the cash flow coverage ratio through June 30, 2004. With respect to certain of these covenants, the Company may be required to obtain further waivers for fiscal 2005. There can be no assurance that future waivers will be granted to the Company.

The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at the prime rate at September 30, 2003, which was 4.00%. At September 30, 2003 and June 30, 2003, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At September 30, 2003 and June 30, 2003, the Company was in compliance with all covenants.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

Cautionary Statement

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which refer to the likelihood of return of INTERGEL Solution to the market and the timing of such return; the extent of the impact on Hyaluronan Division margins from increased unused manufacturing capacity charges; the level of expenditures related to the process associated with the assessment of information obtained from postmarketing experience with the device; the likelihood of adequate cash flow and access to financial markets; expected production levels; and the future marketing and sales success of Oral Restorative Division products, are subject to change. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, such as, unforeseen difficulties or delays in assessing information obtained from postmarketing experience with INTERGEL Solution, unforeseen difficulties or delays in interactions with the FDA, and lack of cooperation or marketing success from marketing partners for the hyaluronan products. Investors are referred to a more detailed discussion of those risks presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 as well as Exhibit 99.1 to such Form 10-K.

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

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)  Changes in internal controls.

During the fiscal quarter covered by this report, there have not been any significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.		Exhibits and Exhibit Index

	3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2, (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

	3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

	3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

	4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

	10.1	Employment agreement between the Company and James W. Bracke, dated October 16, 2003

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

A report on Form 8-K was filed on August 12, 2003 to report under item 12 the Company’s Fiscal 2003 fourth quarter and year end financial results.

A report on Form 8-K was filed on September 10, 2003 (dated September 9, 2003) to report under Item 9 the dismissal of The Straumann Company’s lawsuit against the Company.

A report on Form 8-K was filed on October 15, 2003 (dated October 14, 2003) to report under Item 12 the Company’s Fiscal 2004 first quarter financial results.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated: November 10, 2003	/s/ James W. Bracke

James W. Bracke President & Chief Executive Officer

Dated: November 10, 2003	/s/ Dennis J. Allingham

Dennis J. Allingham Executive Vice President & Chief Financial Officer (Principal Financial Officer)