Form 10-Q
period 2003-12-31
LIFECORE BIOMEDICAL INC
filed 2004-02-17
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

Yes  X  No

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of January 30, 2004 was 12,891,417 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at December 31, 2003 and June 30, 2003	3

	Condensed Consolidated Statements of Operations for Three Months and Six Months Ended December 31, 2003 and 2002	4

	Condensed Consolidated Statements of Cash Flows for Six Months Ended December 31, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II.	Other Information

Item 1.	Legal Proceedings	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits and Reports on Form 8-K
	a. Exhibit Index	17-18
	b. Reports on Form 8-K	18

Signatures		19

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
ASSETS	2003	2003

Current Assets
Cash and cash equivalents	$5,011,000	$4,211,000
Accounts receivable, less allowances	7,767,000	7,795,000
Inventories	9,695,000	9,728,000
Prepaid expenses	548,000	766,000

Total current assets	23,021,000	22,500,000

Property, plant and equipment
Land, building and equipment	44,924,000	44,732,000
Less accumulated depreciation	(21,042,000)	(19,820,000)

	23,882,000	24,912,000

Other Assets
Intangibles	4,560,000	4,643,000
Security deposits	847,000	843,000
Inventories	4,639,000	4,639,000
Other	653,000	815,000

	10,699,000	10,940,000

	$57,602,000	$58,352,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$145,000	$156,000
Accounts payable	1,480,000	1,880,000
Accrued compensation	1,136,000	1,113,000
Accrued expenses	875,000	840,000

Total current liabilities	3,636,000	3,989,000

Long-term obligations	5,902,000	5,969,000
Shareholders’ equity	48,064,000	48,394,000

	$57,602,000	$58,352,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2003	2002	2003	2002

Net sales	$11,558,000	$10,262,000	$21,505,000	$19,234,000
Cost of goods sold	4,863,000	4,165,000	9,632,000	9,074,000

Gross profit	6,695,000	6,097,000	11,873,000	10,160,000

Operating expenses
Research and development	1,245,000	1,011,000	2,504,000	1,968,000
Marketing and sales	3,301,000	3,057,000	6,474,000	5,905,000
General and administrative	1,690,000	1,545,000	3,251,000	2,704,000

	6,236,000	5,613,000	12,229,000	10,577,000

Operating income (loss)	459,000	484,000	(356,000)	(417,000)

Other income (expense)
Interest income	6,000	6,000	12,000	35,000
Interest expense	(154,000)	(262,000)	(309,000)	(428,000)
Currency transaction gains	274,000	42,000	398,000	98,000
Other	12,000	42,000	9,000	(22,000)

	138,000	(172,000)	110,000	(317,000)

Net income (loss)	$597,000	$312,000	$(246,000)	$(734,000)

Net income (loss) per share
Basic	$0.05	$0.02	$(0.02)	$(0.06)

Diluted	$0.05	$0.02	$(0.02)	$(0.06)

Weighted average shares outstanding
Basic	12,891,083	12,882,313	12,890,098	12,878,471

Diluted	12,938,352	12,949,904	12,890,098	12,878,471

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(246,000)	$(734,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,310,000	1,490,000
Allowance for doubtful accounts	(77,000)	40,000
Accumulated currency translation adjustment	(108,000)	—
Changes in operating assets and liabilities:
Accounts receivable	105,000	(191,000)
Inventories	33,000	(844,000)
Prepaid expenses	218,000	83,000
Accounts payable	(400,000)	(1,663,000)
Accrued liabilities	58,000	(73,000)

Net cash provided by (used in) operating activities	893,000	(1,892,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(192,000)	(382,000)
Purchases of intangibles	—	(40,000)
Increase in security deposits	(4,000)	(11,000)
Decrease in other assets	158,000	108,000

Net cash used in investing activities	(38,000)	(325,000)

Cash flows from financing activities:
Advances on line of credit	—	550,000
Payments on long-term obligations	(79,000)	(56,000)
Proceeds from stock issuance	24,000	107,000

Net cash provided by (used in) financing activities	(55,000)	601,000

Net increase (decrease) in cash and cash equivalents	800,000	(1,616,000)
Cash and cash equivalents at beginning of period	4,211,000	2,528,000

Cash and cash equivalents at end of period	$5,011,000	$912,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$362,000	$381,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

December 31, 2003

NOTE A — FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (the “Company”) develops, manufactures and markets biomaterials and medical devices for use in various surgical markets through two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division conducts its business through OEM and contract manufacturing alliances in the gynecologic, ophthalmic, orthopedic and veterinary surgery fields. The Oral Restorative Division conducts its dental surgery business through direct sales and marketing in the United States, Germany, Italy and Sweden and through 23 distributors in 35 countries.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2003, and the results of operations for the three and six month periods ended December 31, 2003 and 2002 and cash flows for the six month periods ended December 31, 2003 and 2002. The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2003 has been derived from audited financial statements as of that date.

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

NOTE B — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The portion of finished hyaluronan powder inventory not expected to be consumed within the next twelve months is classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic, and oral restorative products. Inventories consist of the following:

	December 31,	June 30,
	2003	2003

Raw materials	$3,275,000	$2,756,000
Work in progress	307,000	344,000
Finished goods	10,752,000	11,267,000

	$14,334,000	$14,367,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(cont.)

December 31, 2003

NOTE C — INTANGIBLE ASSETS

The Company does not amortize goodwill and technology and regulatory rights. The customer list is amortized on the straight-line method over 5 years. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. As a result of such review, there was no impairment recorded for the six month period ended December 31, 2003.

Intangibles consisted of the following at:

	December 31,	June 30,
	2003	2003

Goodwill	$4,301,000	$4,301,000
Customer list	725,000	725,000
Patents	387,000	387,000
Accumulated amortization	(853,000)	(770,000)

	$4,560,000	$4,643,000

NOTE D — AGREEMENTS

Lifecore and ETHICON have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”) whereby ETHICON transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to Lifecore includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents. Lifecore assumed responsibility for continuing the anti-adhesion development project including conducting a human gynecology clinical trial on GYNECARE INTERGEL * Adhesion Prevention Solution (“INTERGEL Solution”), a second-generation ferric hyaluronan-based product. Lifecore has granted ETHICON exclusive worldwide marketing rights through 2008 to the products developed by Lifecore within defined fields of use. On March 27, 2003, the Company announced that ETHICON voluntarily suspended global marketing and sales of INTERGEL Solution and has voluntarily withdrawn the product from the market in order to assess information obtained from postmarketing experience with the device. The assessment will include a review of technical issues, surgical techniques and circumstances associated with the postmarketing events, including reports from off-label use. Since the launch of the product in August of 1998 to February 2003, the worldwide complaint rate has been 0.29 percent of units sold. The contribution of the device to these events is unknown. Management does not believe there has been an impairment of hyaluronan assets as of December 31, 2003.

*Trademark of ETHICON, INC.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(cont.)

December 31, 2003

NOTE E — LINE OF CREDIT

The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 4.00% at December 31, 2003. At December 31, 2003 and June 30, 2003, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At December 31, 2003 and June 30, 2003, the Company was in compliance with all covenants.

NOTE F — STOCK PLAN INFORMATION

The Company has various stock option plans that provide for the granting of stock options to officers, employees and directors. The Company accounts for stock-based compensation using the intrinsic value method whereby the options are granted at market price, and therefore no compensation costs are recognized. If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans, the Company’s pro-forma net loss, and basic and diluted loss per common share would have been as follows:

	Three months ended December 31,		Six months ended December 31,

	2003	2002	2003	2002

Net income (loss), as reported	$597,000	$312,000	$(246,000)	$(734,000)
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects	(3,000)	(26,000)	(93,000)	(59,000)

Pro forma net income (loss)	$594,000	$286,000	$(339,000)	$(793,000)

Net income (loss) per common equivalent share:
Basic and diluted — as reported	$0.05	$0.02	$(0.02)	$(0.06)
Basic and diluted — pro-forma	$0.05	$0.02	$(0.03)	$(0.06)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(cont.)

December 31, 2003

NOTE G — NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three month periods ended December 31, 2003 and 2002 the Company reported net income and as a result, 47,269 and 67,591 common share equivalents, respectively, were included in the computation of diluted net income per share. For the six month periods ended December 31, 2003 and 2002 the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the six month periods ended December 31, 2003 and 2002, 38,720 and 93,956 common share equivalents, respectfully, would have been included in the computation of diluted net income per share.

Options to purchase 2,435,416 and 2,437,791 shares of common stock with a weighted average exercise price of $12.29 and $12.29 for the three-month and six-month periods ended December 31, 2003 and options to purchase 2,499,970 and 1,949,418 shares of common stock with a weighted average exercise price of $12.71 and $14.11 for the three-month and six-month periods ended December 31, 2002, respectively, were outstanding but were not included in the calculation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(cont.)

December 31, 2003

     NOTE H — SEGMENT INFORMATION (CONT)

     Segment assets and the basis of segmentation are consistent with that reported at June 30, 2003. Segment information for sales and income (loss) from operations are as follows:

	Three months ended December 31,		Six months ended December 31,

	2003	2002	2003	2002

Net sales
Hyaluronan products	$3,545,000	$3,411,000	$7,103,000	$7,109,000
Oral restorative products	8,013,000	6,851,000	14,402,000	12,125,000

	$11,558,000	$10,262,000	$21,505,000	$19,234,000

Income (loss) from operations
Hyaluronan products	$(62,000)	$572,000	$(636,000)	$137,000
Oral restorative products	521,000	(88,000)	280,000	(554,000)

	$459,000	$484,000	$(356,000)	$(417,000)

NOTE I — NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE J — SUBSEQUENT EVENT

On February 10, 2004, James W. Bracke, Ph.D. resigned his position as President, Chief Executive Officer and a director of the Company. In accordance with the separation agreement with Dr. Bracke, the Company is obligated to pay a severance equal to 100% of his base salary or approximately $300,000.

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

The Company reviews goodwill for impairment on a regular basis, at least annually.

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

Overview

The Company manufactures biomaterials and medical devices for use in various surgical markets and provides related specialized contract aseptic manufacturing services. The Company operates through two business units, the Hyaluronan Division and the Oral Restorative Division.

The Company’s performance continues to be positively effected by growth in the Oral Restorative Division and the related financial leverage on operating results. Continued unused manufacturing capacity charges resulting from reduced hyaluronan production levels and ongoing expenses associated with the market withdrawal of INTERGEL Solution are negatively impacting the Hyaluronan Division operating results. The above factors are applicable to both the three month and six month periods ended December 31, 2003.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2003	2002	2003	2002	2003	2002

Net sales	$3,545,000	$3,411,000	$8,013,000	$6,851,000	$11,558,000	$10,262,000
Cost of goods sold	1,903,000	1,289,000	2,960,000	2,876,000	4,863,000	4,165,000

Gross profit	1,642,000	2,122,000	5,053,000	3,975,000	6,695,000	6,097,000
Operating expenses
Research and development	975,000	794,000	270,000	217,000	1,245,000	1,011,000
Marketing and sales	136,000	179,000	3,165,000	2,878,000	3,301,000	3,057,000
General and administrative	593,000	577,000	1,097,000	968,000	1,690,000	1,545,000

	1,704,000	1,550,000	4,532,000	4,063,000	6,236,000	5,613,000

Operating income (loss)	$(62,000)	$572,000	$521,000	$(88,000)	$459,000	$484,000

Net sales for the quarter ended December 31, 2003 increased $1,296,000 or 13% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $134,000 or 4% as compared to the same quarter of last fiscal year, due to increased veterinary sales. Oral restorative product sales for the current quarter increased $1,162,000 or 17% compared to the same quarter of last fiscal year. Domestic sales increased 5% and international sales increased 30% as compared to the same quarter of last fiscal year. Favorable foreign currency comparisons increased international sales by $365,000 over the same quarter of last fiscal year.

Consolidated gross margin decreased to 58% for the current quarter from 59% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division decreased to 46% from a gross margin of 62% due to product mix and increased unused manufacturing capacity charges associated with reduced hyaluronan production. The

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

gross margin for the Oral Restorative Division increased to 63% for the current quarter from 58% for the same quarter of last fiscal year. The gross margin increase is due to sales mix and reduced material costs.

Research and development expenses increased $234,000 or 23% in the current quarter as compared to the same quarter of last fiscal year. The increase is due to consulting and professional fees associated with the market withdrawal of INTERGEL Solution.

Marketing and sales expenses increased $244,000 or 8% in the current quarter as compared to the same quarter of last fiscal year due to increased costs associated with expansion of oral restorative’s domestic sales force and international operations.

General and administrative expenses increased $145,000 or 9% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted from increased legal expenses, insurance premiums and higher personnel related expenses.

Net other expense, as shown on the Condensed Consolidated Statements of Operations, decreased $310,000 for the current quarter as compared to the same quarter of last fiscal year. The decrease is due to the $232,000 increase in currency transaction gains realized on Euro denominated intercompany transactions and reduced interest expenses.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated

	2003	2002	2003	2002	2003	2002

Net sales	$7,103,000	$7,109,000	$14,402,000	$12,125,000	$21,505,000	$19,234,000
Cost of goods sold	4,272,000	4,088,000	5,360,000	4,986,000	9,632,000	9,074,000

Gross profit	2,831,000	3,021,000	9,042,000	7,139,000	11,873,000	10,160,000
Operating expenses
Research and development	1,994,000	1,503,000	510,000	465,000	2,504,000	1,968,000
Marketing and sales	263,000	353,000	6,211,000	5,552,000	6,474,000	5,905,000
General and administrative	1,210,000	1,028,000	2,041,000	1,676,000	3,251,000	2,704,000

	3,467,000	2,884,000	8,762,000	7,693,000	12,229,000	10,577,000

Operating income (loss)	$(636,000)	$137,000	$280,000	$(554,000)	$(356,000)	$(417,000)

Net sales for the six months ended December 31, 2003 increased $2,271,000 or 12% as compared to the same period of last fiscal year. Hyaluronan product sales were flat as compared to the same period of last fiscal year. Veterinary and ophthalmic sales increased, which offset reduced gynecologic sales. Oral restorative product sales for the current period increased $2,277,000 or 19% compared to the same period of last fiscal year. Domestic sales increased 10% and international sales increased 30% as compared to the same period of last fiscal year. Favorable foreign currency comparisons increased international sales by $552,000 over the same period of last fiscal year.

Consolidated gross margin increased to 55% for the current period from 53% for the same period of last fiscal year. The gross margin for the Hyaluronan Division decreased to 40% from a gross margin of 42% due to increased unused manufacturing capacity charges associated with reduced hyaluronan production, partially offset by a more favorable product mix. The gross margin for the Oral Restorative Division increased to 63% for the current period

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

from 59% for the same quarter of last fiscal year. The gross margin increase is due to sales mix and reduced material costs.

Research and development expenses increased $536,000 or 27% in the current period as compared to the same period of last fiscal year. The increase is primarily due to consulting and professional fees associated with the market withdrawal of INTERGEL Solution.

Marketing and sales expenses increased $569,000 or 10% in the current period as compared to the same period of last fiscal year due to increased costs associated with expansion of oral restorative’s domestic sales force and international operations.

General and administrative expenses increased $547,000 or 20% for the current period as compared to the same period of last fiscal year. The increase resulted from higher legal expenses, insurance premiums, international operations and higher personnel related expenses.

Net other expense, as shown on the Condensed Consolidated Statements of Operations, decreased $427,000 for the current period as compared to the same period of last fiscal year. The decrease is due to the $300,000 increase in other income from currency transaction gains realized on Euro denominated intercompany transactions and reduced interest expenses.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2003 contains a detailed discussion of Lifecore’s liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 2003 Form 10-K.

For the six month period ended December 31, 2003, the Company had positive cash flow from operations of $893,000. Cash flow from operations was positive in fiscal years 2003, 2002 and 2001. Charges for unused manufacturing capacity associated with the Company’s hyaluronan production and additional costs associated with the withdrawal of INTERGEL Solution from the market have negatively impacted operating results in the current fiscal year. Prior to the current fiscal year, charges for unused capacity were due to an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level with continued international expansion and increased personnel costs.

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

The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at the prime rate at December 31, 2003, which was 4.00%. At December 31, 2003 and June 30, 2003, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At December 31, 2003 and June 30, 2003, the Company was in compliance with all covenants.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (cont.)

On February 10, 2004, James W. Bracke, Ph.D. resigned his position as President, Chief Executive Officer and a director of the Company. In accordance with the separation agreement with Dr. Bracke, the Company is obligated to pay a severance equal to 100% of his base salary or approximately $300,000.

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

The Company does not have any material “off-balance sheet” financing activities.

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

Receivables from sales to foreign customers are denominated in U.S. dollars. Transactions at the Company’s foreign subsidiaries are denominated in European Euros at Lifecore Biomedical SpA and Lifecore Biomedical GmbH and are denominated in Swedish Krona at Lifecore Biomedical AB. The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business from sales to its foreign subsidiaries. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. The Company does not use derivative financial instruments to manage foreign currency fluctuation risk.

The Company’s outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company’s long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b) Changes in internal controls.

During the fiscal period covered by this report, there have not been any significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Lifecore is a party in three pending lawsuits, all of which allege that the plaintiffs suffered injuries due to the defective nature of the Intergel product manufactured by Lifecore and marketed by ETHICON. Lifecore believes ETHICON is obligated to defend and indemnify Lifecore for all of these lawsuits. Lifecore also has products liability insurance that it believes will cover these claims.

1.	Contratto v. ETHICON, Inc., Johnson & Johnson, Lifecore Biomedical, Inc., and Vital Pharma, Inc. (N.D. California). This case was originally filed on August 14, 2003, and an amended complaint was filed on September 8, 2003. The complaint alleges claims of negligence, strict products liability, products liability: defect in design; products liability: failure to warn; breach of warranty; breach of implied warranty of merchantability; breach of implied warranty of fitness for a particular use; intentional misrepresentation; negligent misrepresentation; and violation of California Code Section 17200.

2.	Powers v. Gynecare through ETHICON, Inc., Johnson & Johnson, Lifecore Biomedical, Inc., and PSS World Medical, Inc. (Orleans Parish, Louisiana). This case was filed on November 5, 2003. Powers’ Complaint alleges generally claims of negligence, failure to warn, and defective design.

3.	Manning v. Lifecore Biomedical, Inc., Johnson & Johnson, ETHICON, Inc., and Gynecare Worldwide (Carver County, Minnesota). Lifecore was served with this action on December 29, 2003. Manning alleges claims of failure to warn, design defect, breach of implied warranty, and unjust enrichment.

Item 4. Submission of Matters to a Vote of Security Holders

On November 13, 2003, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected director Orwin L. Carter, Ph.D. (with 11,945,715 affirmative votes and 304,297 votes withheld).

The shareholders also ratified and approved (i) the Company’s 2003 Stock Incentive Plan (with 3,981,143 affirmative votes, 3,086,053 negative votes, 30,264 votes abstained and 5,152,552 broker non-votes) and (ii) the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the current fiscal year ending June 30, 2004 (with 12,076,801 affirmative votes, 156,658 negative votes, 16,553 votes abstained and no broker non-votes).

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

LIFECORE BIOMEDICAL INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

A report on Form 8-K was filed on October 31, 2003 (dated October 29, 2003) to report under item 9 that the Company had signed an exclusive distribution agreement with Bardo-Biotech SAS (“BBS”) of Toulouse, France, to distribute Lifecore’s oral restorative products in France.

A report on Form 8-K was filed on January 15, 2004 (dated January 13, 2004) to report under Item 12 the Company’s Fiscal 2004 second quarter financial results.

A report on Form 8-K was filed on January 21, 2004 (dated January 20, 2004) to report under Item 9 that the Company signed an exclusive agreement with HEXAL AG, a pharmaceutical company based in Holzkirchen, Germany, to supply Lifecore’s generic hyaluronan knee-injection therapeutic product in Europe.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

LIFECORE BIOMEDICAL, INC.

Dated: February 13, 2004	/s/ Dennis J. Allingham

Dennis J. Allingham
Chief Executive Officer, Chief Financial Officer
and President