Form 10-Q
period 2004-03-31
LIFECORE BIOMEDICAL INC
filed 2004-05-12
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes    [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    [X]    No [  ]

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 3, 2004 was 12,906,050 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$7,593,000	$4,211,000
Accounts receivable, less allowances	7,518,000	7,795,000
Inventories	9,641,000	9,728,000
Prepaid expenses	677,000	766,000

Total current assets	25,429,000	22,500,000

Property, plant and equipment
Land, building and equipment	45,085,000	44,732,000
Less accumulated depreciation	(21,656,000)	(19,820,000)

	23,429,000	24,912,000
Other Assets
Intangibles	4,518,000	4,643,000
Security deposits	839,000	843,000
Inventories	4,253,000	4,639,000
Other	564,000	815,000

	10,174,000	10,940,000

	$59,032,000	$58,352,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$145,000	$156,000
Accounts payable	1,784,000	1,880,000
Accrued compensation	1,359,000	1,113,000
Accrued expenses	2,110,000	840,000

Total current liabilities	5,398,000	3,989,000

Long-term obligations	5,878,000	5,969,000
Shareholders’ equity	47,756,000	48,394,000

	$59,032,000	$58,352,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net sales	$12,537,000	$11,833,000	$34,042,000	$31,067,000
Cost of goods sold	5,585,000	5,413,000	15,217,000	14,487,000

Gross profit	6,952,000	6,420,000	18,825,000	16,580,000

Operating expenses
Research and development	1,032,000	890,000	3,536,000	2,858,000
Marketing and sales	3,555,000	3,154,000	10,029,000	9,059,000
General and administrative	1,513,000	1,404,000	4,764,000	4,108,000
Restructuring charges	940,000	—	940,000	—

	7,040,000	5,448,000	19,269,000	16,025,000

Operating income (loss)	(88,000)	972,000	(444,000)	555,000

Other income (expense)
Interest income	32,000	3,000	44,000	38,000
Interest expense	(173,000)	(163,000)	(482,000)	(591,000)
Currency transaction gains	193,000	135,000	591,000	234,000
Other	(13,000)	—	(4,000)	(23,000)

	39,000	(25,000)	149,000	(342,000)

Net income (loss)	$(49,000)	$947,000	$(295,000)	$213,000

Net income (loss) per share
Basic	$0.00	$0.07	$(0.02)	$0.02

Diluted	$0.00	$0.07	$(0.02)	$0.02

Weighted average shares outstanding
Basic	12,898,331	12,885,206	12,892,822	12,880,683

Diluted	12,898,331	12,962,378	12,892,822	12,965,972

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(295,000)	$213,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,969,000	2,248,000
Allowance for doubtful accounts	(28,000)	63,000
Accumulated currency translation adjustment	(427,000)	—
Changes in operating assets and liabilities:
Accounts receivable	305,000	566,000
Inventories	473,000	(442,000)
Prepaid expenses	89,000	47,000
Accounts payable	(96,000)	(1,738,000)
Accrued liabilities	1,516,000	295,000

Net cash provided by operating activities	3,506,000	1,252,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(353,000)	(631,000)
Purchases of intangibles	—	(80,000)
Decrease in security deposits	4,000	9,000
Decrease in other assets	243,000	176,000

Net cash used in investing activities	(106,000)	(526,000)

Cash flows from financing activities:
Payments on long-term obligations	(103,000)	(90,000)
Proceeds from stock issuance	85,000	113,000

Net cash provided by (used in) financing activities	(18,000)	23,000

Net increase in cash and cash equivalents	3,382,000	749,000
Cash and cash equivalents at beginning of period	4,211,000	2,528,000

Cash and cash equivalents at end of period	$7,593,000	$3,277,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$486,000	$541,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

NOTE A – FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (referred to in this report as “Lifecore” or the “Company”) develops, manufactures and markets biomaterials and medical devices for use in various surgical markets through two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division conducts its business through original equipment manufacturing and contract manufacturing alliances in the gynecologic, ophthalmic, orthopedic and veterinary surgery fields. The Oral Restorative Division conducts its dental surgery business through direct sales and marketing in the United States, Germany, Italy and Sweden and through 23 distributors in 35 countries.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004, the results of operations for the three and nine month periods ended March 31, 2004 and 2003; and cash flows for the nine month periods ended March 31, 2004 and 2003. The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2003 has been derived from audited financial statements as of that date.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. Actual results could differ from the estimates used by management.

NOTE B – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The portion of finished hyaluronan powder inventory not expected to be consumed within the next twelve months is classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic, and oral restorative products. Inventories consist of the following:

	March 31,	June 30,
	2004	2003
Raw materials	$2,907,000	$2,756,000
Work in progress	759,000	344,000
Finished goods	10,228,000	11,267,000

	$13,894,000	$14,367,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2004

NOTE C – INTANGIBLE ASSETS

The Company does not amortize goodwill and technology or regulatory rights. The Company’s customer list is amortized on the straight-line method over five years and patents are amortized over their useful lives. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. As a result of such review, there was no impairment recorded for the nine month period ended March 31, 2004.

     Intangibles consisted of the following at:

	March 31,	June 30,
	2004	2003
Goodwill	$4,301,000	$4,301,000
Customer list	725,000	725,000
Patents	387,000	387,000
Accumulated amortization	(895,000)	(770,000)

	$4,518,000	$4,643,000

NOTE D – AGREEMENTS

Lifecore and ETHICON, INC. (“ETHICON”) have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”) whereby ETHICON transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to Lifecore includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents. Lifecore assumed responsibility for continuing the anti-adhesion development project, including conducting a human gynecology clinical trial on GYNECARE INTERGEL* Adhesion Prevention Solution (“INTERGEL Solution”), a second-generation ferric hyaluronan-based product. Lifecore has granted ETHICON exclusive worldwide marketing rights to the products developed by Lifecore within defined fields of use through 2008. On March 27, 2003, the Company announced that ETHICON voluntarily suspended global marketing and sales of INTERGEL Solution and has voluntarily withdrawn the product from the market in order to assess information obtained from postmarketing experience with the device. The assessment will include a review of technical issues, surgical techniques and circumstances associated with the postmarketing events, including reports from off-label use. From the launch of the product in August of 1998 to February 2003, the worldwide complaint rate has been 0.29 percent of units sold. The contribution of INTERGEL Solution to these events is unknown. Management does not believe there has been an impairment of hyaluronan assets as of March 31, 2004.

*Trademark of ETHICON

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2004

NOTE E – LINE OF CREDIT

The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The credit facility agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 4.00% at March 31, 2004. At March 31, 2004 and June 30, 2003, there were no balances outstanding under the line of credit. The terms of the credit facility agreement require the Company to comply with various financial covenants, including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At March 31, 2004 and June 30, 2003, the Company was in compliance with all covenants.

NOTE F – LEGAL PROCEEDINGS

Lifecore is a party in four pending lawsuits, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. ETHICON is currently defending Lifecore in each of these lawsuits. Lifecore also has products liability insurance that it believes will cover these claims.

NOTE G – STOCK PLAN INFORMATION

The Company has various stock option plans that provide for the granting of stock options to officers, employees and directors. The Company accounts for stock-based compensation using the intrinsic value method whereby the options are granted at market price, and therefore no compensation costs are recognized. If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans, the Company’s pro-forma net income (loss), and basic and diluted net income (loss) per common share would have been as follows:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(49,000)	$947,000	$(295,000)	$213,000
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects	(10,000)	(6,000)	(127,000)	(73,000)

Pro forma net income (loss)	$(59,000)	$941,000	$(422,000)	$140,000

Net income (loss) per common equivalent share:
Basic and diluted — as reported	$0.00	$0.07	$(0.02)	$0.02
Basic and diluted — pro-forma	$0.00	$0.07	$(0.03)	$0.01

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2004

NOTE H – NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three and nine month periods ended March 31, 2004 the Company reported a net loss, and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three and nine month periods ended March 31, 2004, 80,181 and 48,876 common share equivalents, respectfully, would have been included in the computation of diluted net income per share. For the three and nine month periods ended March 31, 2003 the Company reported net income and as a result, 77,172 and 85,289 common share equivalents, respectively, were included in the computation of diluted net income per share.

Options to purchase 2,362,683 and 2,436,458 shares of common stock with a weighted average exercise price of $12.46 and $12.30 for the three-month and nine-month periods ended March 31, 2004, respectively, and options to purchase 2,510,494 and 2,501,494 shares of common stock with a weighted average exercise price of $12.69 and $12.71 for the three-month and nine-month periods ended March 31, 2003, respectively, were outstanding but were not included in the calculation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

NOTE I – SEGMENT INFORMATION

The Company operates two business segments. The Hyaluronan Division develops, manufactures and markets products containing hyaluronan. The Oral Restorative Division develops, manufactures and markets various oral restorative products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to ongoing supply agreements. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Germany, Italy and Sweden and primarily through distributorship arrangements in other foreign locations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2004

NOTE I – SEGMENT INFORMATION (continued)

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2003. Segment information for sales and income (loss) from operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net sales
Hyaluronan products	$4,475,000	$4,547,000	$11,578,000	$11,656,000
Oral restorative products	8,062,000	7,286,000	22,464,000	19,411,000

	$12,537,000	$11,833,000	$34,042,000	$31,067,000

Income (loss) from operations
Hyaluronan products	$(233,000)	$595,000	$(869,000)	$732,000
Oral restorative products	145,000	377,000	425,000	(177,000)

	$(88,000)	$972,000	$(444,000)	$555,000

NOTE J – RESTRUCTURING PLAN

During the third quarter of fiscal 2004, the Company announced and implemented a restructuring plan (the “Restructuring Plan”). The Restructuring Plan was implemented to bolster profitability on a going-forward basis, while aligning resources for future revenue growth. The Restructuring Plan included a workforce reduction of 10% and resulted in a one-time restructuring charge of $940,000 in the third quarter of 2004. The components of the restructuring charge in the third quarter were $876,000 for employee severance costs and $64,000 for professional fees.

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

Revenue Recognition:

The Company’s revenues are recognized when products are shipped to or otherwise accepted by unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Allowance for Uncollectible Accounts Receivable:

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company extends credit to customers in the normal course of business but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of the Company’s customers and bases the estimated allowance on these evaluations.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out method) or market and have been reduced to the lower of cost or market for obsolete, excess or unmarketable inventory. The lower of cost or market adjustment is based on management’s review of inventories on hand compared to estimated future usage and sales.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview

The Company manufactures biomaterials and medical devices for use in various surgical markets and provides related specialized contract aseptic manufacturing services. The Company operates through two business divisions, the Hyaluronan Division and the Oral Restorative Division.

The Company’s performance continues to be positively affected by growth in the Oral Restorative Division and the related financial leverage on operating results. Continued unused manufacturing capacity charges resulting from reduced hyaluronan production levels and ongoing expenses associated with the market withdrawal of INTERGEL Solution are negatively impacting the Hyaluronan Division operating results. The Company recorded a $940,000 restructuring charge in the quarter ended March 31, 2004 related to a workforce reduction. The above factors are applicable to both the three month and nine month periods ended March 31, 2004.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2004	2003	2004	2003	2004	2003
Net sales	$4,475,000	$4,547,000	$8,062,000	$7,286,000	$12,537,000	$11,833,000
Cost of goods sold	2,715,000	2,619,000	2,870,000	2,794,000	5,585,000	5,413,000

Gross profit	1,760,000	1,928,000	5,192,000	4,492,000	6,952,000	6,420,000

Operating expenses
Research and development	761,000	668,000	271,000	222,000	1,032,000	890,000
Marketing and sales	133,000	164,000	3,422,000	2,990,000	3,555,000	3,154,000
General and administrative	576,000	501,000	937,000	903,000	1,513,000	1,404,000
Restructuring charges	523,000	—	417,000	—	940,000	—

	1,993,000	1,333,000	5,047,000	4,115,000	7,040,000	5,448,000

Operating income (loss)	$(233,000)	$595,000	$145,000	$377,000	$(88,000)	$972,000

Net sales for the quarter ended March 31, 2004 increased $704,000 or 6% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter decreased $72,000 or 2% as compared to the same quarter of last fiscal year due to decreased gynecologic sales, offset by increased ophthalmic and veterinary sales. Oral restorative product sales for the current quarter increased $776,000 or 11% compared to the same quarter of last fiscal year. Domestic sales increased 11% and international sales increased 10% as compared to the same quarter of last fiscal year. Favorable foreign currency comparisons increased international sales by $302,000 over the same quarter of last fiscal year.

Consolidated gross margin increased to 55% for the current quarter from 54% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division decreased to 39%, from a gross margin of 42%, due to increased unused manufacturing capacity charges associated with reduced hyaluronan production. The gross margin for the Oral Restorative Division increased to 64% for the current quarter from 62% for the same quarter of last fiscal year. The gross margin increase is due to sales mix and reduced material costs.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Research and development expenses increased $142,000 or 16% in the current quarter as compared to the same quarter of last fiscal year. The increase is due to consulting and professional fees associated with the market withdrawal of INTERGEL Solution.

Marketing and sales expenses increased $401,000 or 13% in the current quarter as compared to the same quarter of last fiscal year due to increased costs associated with expansion of oral restorative’s domestic sales force and international operations.

General and administrative expenses increased $109,000 or 8% for the current quarter as compared to the same quarter of last fiscal year. The increase resulted from increased legal expenses and higher insurance premiums.

Restructuring charges of $940,000 were recorded for the current quarter as part of a 10% workforce reduction. The restructuring charges in the third quarter consisted of $876,000 for employee severance costs and $64,000 for professional fees.

Net other expense, as shown on the Condensed Consolidated Statements of Operations, decreased $64,000 for the current quarter as compared to the same quarter of last fiscal year. The decrease is primarily due to the $58,000 increase in currency transaction gains realized on Euro denominated intercompany transactions.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2004	2003	2004	2003	2004	2003
Net sales	$11,578,000	$11,656,000	$22,464,000	$19,411,000	$34,042,000	$31,067,000
Cost of goods sold	6,987,000	6,707,000	8,230,000	7,780,000	15,217,000	14,487,000

Gross profit	4,591,000	4,949,000	14,234,000	11,631,000	18,825,000	16,580,000

Operating expenses
Research and development	2,755,000	2,171,000	781,000	687,000	3,536,000	2,858,000
Marketing and sales	396,000	517,000	9,633,000	8,542,000	10,029,000	9,059,000
General and administrative	1,786,000	1,529,000	2,978,000	2,579,000	4,764,000	4,108,000
Restructuring charges	523,000	—	417,000	—	940,000	—

	5,460,000	4,217,000	13,809,000	11,808,000	19,269,000	16,025,000

Operating income (loss)	$(869,000)	$732,000	$425,000	$(177,000)	$(444,000)	$555,000

Net sales for the nine months ended March 31, 2004 increased $2,975,000 or 10% as compared to the same period of last fiscal year. Hyaluronan product sales for the current period decreased $78,000 or 1% as compared to the same period of last fiscal year. A decrease in gynecologic sales was offset by higher veterinary and ophthalmic sales. Oral restorative product sales for the current period increased $3,053,000 or 16% compared to the same period of last fiscal year. Domestic sales increased 10% and international sales increased 22% as compared to the same period of last fiscal year. Favorable foreign currency comparisons increased international sales by $854,000 over the same period of last fiscal year.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated gross margin increased to 55% for the current period from 53% for the same period of last fiscal year. The gross margin for the Hyaluronan Division decreased to 40% for the current period from a gross margin of 42% for the same period of last fiscal year due to increased unused manufacturing capacity charges associated with reduced hyaluronan production, partially offset by a more favorable product mix. The gross margin for the Oral Restorative Division increased to 63% for the current period from 60% for the same quarter of last fiscal year. The gross margin increase is due to sales mix and reduced material costs.

Research and development expenses increased $678,000 or 24% in the current period as compared to the same period of last fiscal year. The increase is primarily due to consulting and professional fees associated with the market withdrawal of INTERGEL Solution.

Marketing and sales expenses increased $970,000 or 11% in the current period as compared to the same period of last fiscal year due to increased costs associated with expansion of oral restorative’s domestic sales force and international operations.

General and administrative expenses increased $656,000 or 16% for the current period as compared to the same period of last fiscal year. The increase resulted from higher legal expenses, higher insurance premiums, and higher international operation expenses.

Restructuring charges of $940,000 were recorded for the current period as part of a 10% workforce reduction in the third quarter. The restructuring charges consisted of $876,000 for employee severance costs and $64,000 for professional fees.

Net other expense, as shown on the Condensed Consolidated Statements of Operations, decreased $491,000 for the current period as compared to the same period of last fiscal year. The decrease is due to the $357,000 increase in other income from currency transaction gains realized on Euro denominated intercompany transactions and reduced interest expenses.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2003 contains a detailed discussion of Lifecore’s liquidity and capital resources. Investors should read the 2003 Form 10-K in conjunction with this Quarterly Report on Form 10-Q.

For the nine month period ended March 31, 2004, the Company had positive cash flow from operations of $3,506,000. Cash flow from operations was positive in fiscal years 2003, 2002 and 2001. Charges for unused manufacturing capacity associated with the Company’s hyaluronan production, additional costs associated with the withdrawal of INTERGEL Solution from the market and restructuring charges have negatively impacted operating results in the current fiscal year. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level due to continued international expansion and increased personnel costs. Prior to the current fiscal year, charges for unused capacity were due to an unanticipated delay in receiving INTERGEL Solution marketing approval in the U.S. from the FDA.

The loan agreement between the Company and the holder of the industrial development revenue bonds issued to finance the Company’s Chaska, Minnesota facility was amended in May 2003 to waive through June 30, 2004 the fixed charge coverage ratio and the cash flow coverage ratio. With respect to certain of these covenants, the Company may be required to obtain further waivers for fiscal 2005. There can be no assurance that future waivers will be granted to the Company.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The credit facility agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 4.00% at March 31, 2004. At March 31, 2004 and June 30, 2003, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants, including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At March 31, 2004 and June 30, 2003, the Company was in compliance with all covenants.

The Company’s ability to generate positive cash flow from operations and achieve ongoing profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the uncertainty associated with the future market status of INTERGEL Solution, the complex governmental regulatory environment for new medical products and the early stage of certain of these markets. Similarly, expansion of the Company’s Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. The Company expects its cash generated from anticipated operations and the available funds under the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations. While the Company’s capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

The Company does not have any material “off-balance sheet” financing activities.

Cautionary Statement

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which refer to the likelihood of the return of INTERGEL Solution to the market and the timing of such return; the extent of the impact on Hyaluronan Division margins from increased unused manufacturing capacity charges; the level of expenditures related to the process associated with the assessment of information obtained from postmarketing experience with the device; the likelihood of adequate cash flow and access to financial markets; expected production levels; and the future marketing and sales success of Oral Restorative Division products, are subject to change. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, such as, unforeseen difficulties or delays in assessing information obtained from postmarketing experience with INTERGEL Solution, unforeseen difficulties or delays in interactions with the FDA, and lack of cooperation or marketing success from marketing partners for the hyaluronan products. Investors are referred to a more detailed discussion of the risks presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 as well as Exhibit 99.1 to such Form 10-K.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in money market mutual funds and highly rated corporate debt securities. All investments are held to maturity. The market risk on such investments is minimal.

Receivables from sales to foreign customers are denominated in U.S. dollars. Transactions at the Company’s foreign subsidiaries are denominated in European Euros at Lifecore Biomedical SpA and Lifecore Biomedical GmbH and are denominated in Swedish Krona at Lifecore Biomedical AB. The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business from sales to its foreign subsidiaries. Because the Company’s products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. The Company does not use derivative financial instruments to manage foreign currency fluctuation risk.

The Company’s outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company’s long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)	Changes in internal control over financial reporting.

During the fiscal period covered by this report, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Lifecore is a party in four pending lawsuits, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. ETHICON is currently defending Lifecore in each of these lawsuits. Lifecore also has products liability insurance that it believes will cover these claims.

1.	Contratto v. ETHICON, Inc., Johnson & Johnson, Lifecore Biomedical, Inc., and Vital Pharma, Inc. (N.D. California). This case was originally filed on August 14, 2003, and an amended complaint was filed on September 8, 2003. The complaint alleges claims of negligence, strict products liability, products liability, defect in design, products liability, failure to warn, breach of warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular use, intentional misrepresentation, and negligent misrepresentation.

2.	Contratto v. ETHICON, Inc., Johnson & Johnson and Lifecore Biomedical, Inc. (Superior Court of the Sate of California, County of Alameda). This case was filed on January 27, 2004. This case alleges the same injuries as the federal court case, but is based on an alleged violation of a California statute, Section 17200 of the California Business and Professions Code.

3.	Elizabeth Manning v. Lifecore Biomedical, Inc., Johnson & Johnson, ETHICON, Inc., and Gynecare Worldwide (Carver County, Minnesota). Lifecore was served with this action on December 29, 2003. Manning alleges claims of failure to warn, design defect, breach of implied warranty, and unjust enrichment.

4.	Kristin Manning v. Johnson & Johnson, ETHICON, Inc. and Lifecore Biomedical, Inc. (D. Kansas). This case was filed January 28, 2004. The complaint alleges claims of negligence, failure to warn, and breach of implied warranty.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (continued)

	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan, contract or arrangement.

	(b)	Reports on Form 8-K

A report on Form 8-K was filed on January 15, 2004 (dated January 13, 2004) to report under Item 12 the Company’s Fiscal 2004 second quarter financial results.

A report on Form 8-K was filed on January 21, 2004 (dated January 20, 2004) to report under Item 9 that the Company had signed an exclusive agreement with HEXAL AG, a pharmaceutical company based in Holzkirchen, Germany, to supply the Company’s generic Hyaluronan knee-injection therapeutic product in Europe.

A report on Form 8-K was filed on February 11, 2004 (dated February 10, 2004) to report under Item 9 that the Company had appointed Dennis J. Allingham, President and Chief Executive Officer and to the Board of Directors.

A report on Form 8-K was filed on March 12, 2004 (dated March 11, 2004) to report under Item 9 that the Company had appointed Larry Hiebert, Vice President of Operations and David Noel, Vice President of Finance and Chief Financial Officer.

A report on Form 8-K was filed on April 13, 2004 (dated April 13, 2004) to report under Item 12 the Company’s Fiscal 2004 third quarter financial results.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

By:

Dated: May 12, 2004	/s/	Dennis J. Allingham

Dennis J. Allingham
President and Chief Executive Officer

Dated: May 12, 2004	/s/	David M. Noel

David M. Noel
Vice President of Finance and Chief Financial Officer
(principal financial officer)