Form 10-K
period 2004-06-30
LIFECORE BIOMEDICAL INC
filed 2004-09-13
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2004 Commission file number: 0-4136

LIFECORE BIOMEDICAL, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0948334
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

3515 Lyman Boulevard
Chaska, Minnesota 55318-3051
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (952) 368-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($.01 par value)
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq National Market on December 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, as quoted on the Nasdaq National Market, was $57,560,609. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded given that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 27, 2004 was 12,932,958 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain responses to Part III are incorporated by reference to information contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting to be filed with the Commission within 120 days after the end of the registrant’s fiscal year.

PART I

Item 1. Business

     Lifecore Biomedical, Inc. (“Lifecore” or the “Company”) manufactures biomaterials and medical devices for use in various surgical markets. The Company was incorporated in the State of Minnesota in 1965. The Company operates two divisions, the Hyaluronan Division and the Oral Restorative Division. Further information about Lifecore can be obtained from Lifecore’s internet website at www.lifecore.com, however, the contents of the website are not intended to be a part of this Form 10-K and are not incorporated by reference. Also, Lifecore makes available free of charge through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

     The Company’s Hyaluronan Division is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellar matrix of connective tissues in both animals and humans.

     The Hyaluronan Division primarily sells into three medical segments: 1) Ophthalmic, 2) Orthopedic, and 3) Veterinary. In addition, the Company developed and marketed a product using its patented ferric hyaluronan adhesion prevention technology. The product, GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”), has been clinically proven to reduce the incidence of post-surgical adhesions following surgical trauma. The Company’s exclusive worldwide marketing partner, GYNECARE, a division of ETHICON, INC. (“ETHICON”), a Johnson & Johnson company, began marketing INTERGEL Solution outside the United States in June 1998 for reducing the incidence of post-surgical adhesions. INTERGEL Solution was approved by the FDA for the U.S. market in November 2001. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from postmarketing experience with the product, including allegations of adverse events associated with off-label use in non-conservative surgical procedures (such as hysterectomies). The Company is working with ETHICON to complete the post-marketing evaluation and determine the opportunities for returning the product to market.

     Lifecore also supplies hyaluronan to customers pursuing other medical applications, such as wound care, aesthetic surgery, medical device coatings, tissue engineering, drug delivery and pharmaceuticals. The Company leverages its hyaluronan manufacturing expertise to provide expanded hyaluronan product offerings and specialized aseptic manufacturing of hyaluronan products.

     The Company’s Oral Restorative Division develops and markets precision surgical and prosthetic devices for the restoration of damaged or deteriorating dentition and associated support tissues. The Company’s dental implants are permanently implanted in the jaw for tooth replacement therapy as long-term support for crowns, bridges, and dentures.

     The Oral Restorative Division also offers innovative bone regenerative products for the repair of bone defects resulting from periodontal disease and tooth loss. Additionally, the Oral Restorative Division provides professional support services to its dental surgery clients through comprehensive education curricula, as provided in the Company’s various Support Plus™ programs and surgical courses. These professional continuing education programs are designed to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Case Acceptance Program (“ICA”) offers clients the marketing and consultative tools and training to foster higher patient acceptance of dental implants.

     The Oral Restorative Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct subsidiaries in Italy, Germany and Sweden, and through 25 national distributors covering 35 additional countries.

     Financial information regarding the Company’s two business segments is contained in Note H to the Company’s Consolidated Financial Statements.

Trademarks

     The following trademarks are the property of Lifecore: LUROCOAT® Ophthalmic Solution; RENOVA™, RESTORE® and SUSTAIN® Dental Implant Systems; STAGE-1™ Single Stage Implant System; Quick-Cap™ Impression System; CAPSET® Calcium Sulfate Bone Graft Barrier; SlowSet™; TefGen Regenerative Membrane™; and Support Plus™.

     GYNECARE INTERGEL Adhesion Prevention Solution, GYNECARE, and ETHICON, INC., are registered trademarks of ETHICON, INC.; Viscoat® Ophthalmic Viscoelastic Solution is a registered trademark of Alcon, Inc.; HY-50® is a registered trademark of Bexco Pharma, Inc. Rayvisc Ophthalmic Viscoelastic Solution is a registered trademark of Rayner: ENDOGEL Ophthalmic Viscoelastic Solution is a registered trademark of IOLTECH; and DBX® Demineralized Bone Matrix is a registered trademark of the Musculoskeletal Transplant Foundation.

Hyaluronan Division

Background

     Hyaluronan, a naturally occurring polysaccharide, is a component of many tissues in the body and of physiological fluids that lubricate or otherwise protect the body’s soft tissues. Due to its widespread presence in tissues, critical role in normal physiology, and its high degree of biocompatibility, the Company believes that hyaluronan will continue to be used for an increasing variety of medical applications. The Company produces hyaluronan through a proprietary fermentation process.

     Hyaluronan was first demonstrated to have commercial medical utility as a viscoelastic solution in cataract surgery. In this application, it is used for maintaining the shape of the anterior chamber and protecting corneal tissue during the removal and implantation of intraocular lenses. The first ophthalmic hyaluronan product, produced by extraction from rooster comb tissue, became commercially available in the United States in 1981. Hyaluronan-based products, produced either by rooster comb extraction or by fermentation processes such as the Company’s, have since gained widespread acceptance in ophthalmology and are currently used in the majority of cataract extraction procedures in the world. The Company’s hyaluronan is also used as the primary raw material for making INTERGEL Solution; as an aseptic solution which is used as a carrier vehicle for allogeneic demineralized, freeze-dried bone provided to orthopedic surgeons; as a component of devices to treat the symptoms of osteoarthritis; and as a component to provide increased lubricity to medical devices. The Company’s hyaluronan has been utilized in veterinary applications such as an embryo cryopreservation media and as a veterinary drug and device to treat traumatic arthritis.

Strategy

     The Company intends to use its proprietary fermentation process and aseptic formulation and filling expertise to be a leader in the development of hyaluronan-based products for multiple applications. Elements of the Company’s strategy include the following:

     • Establish strategic alliances with market leaders. The Company will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. The Company currently has established relationships with the market leading companies Alcon, Inc. and Advanced Medical Optics in ophthalmology; Hexal AG in generic devices and drugs, and Musculoskeletal Transplant Foundation (“MTF”), the world’s largest bone tissue procurement and distribution service.

     • Expand medical applications for hyaluronan. Due to the growing knowledge of the unique characteristics of hyaluronan and the role it plays in normal physiology, the Company continues to identify and pursue further uses for hyaluronan in other medical applications, such as wound care, aesthetic surgery, adhesion prevention, drug delivery, device coatings and pharmaceuticals.

     • Maintain flexibility in product development and supply relationships. The Company’s vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with global corporate partners. Lifecore’s role in these relationships extends from supplier of raw materials to manufacturer of aseptically-packaged sterile products. In addition, the Company may develop its own proprietary products.

Hyaluronan Division Products

     The following chart summarizes the principal products of the Hyaluronan Division, along with their applications, and the companies with which Lifecore has related strategic alliances:

PRODUCT	STRATEGIC ALLIANCE	MARKET	STATUS+
OPHTHALMIC
Viscoat® Ophthalmic Viscoelastic Solution	Lifecore supplies hyaluronan powder for inclusion in Alcon’s Viscoat® ophthalmic viscoelastic solution.	Cataract surgery	Commercial sales since 1986

LUROCOAT® Ophthalmic Viscoelastic Solution	Lifecore supplies its private label product for marketing on a non-exclusive basis outside the United States	Cataract surgery	Commercial sales since June 1997

ORTHOPEDIC
Hyaluronan Solution for DBX	Lifecore supplies a sterile hyaluronan solution to MTF for use as a carrier vehicle for its allogeneic demineralized, freeze-dried bone	Grafting material for restoration of bone defects	Commercial sales since 2000

Hyaluron HEXAL® Orthopedic Viscosupplement	Lifecore supplies a finished orthopedic viscosupplement for HEXAL AG’s distribution network.	Injections for the local treatment of pain associated with osteoarthritis	Commercial sales expected to begin in fiscal 2005, pending regulatory approval

VETERINARY
HY-50®	Lifecore supplies a finished veterinary viscosupplement to Bexco Pharma, Inc. for use as a veterinary orthopedic injectible drug or an orthopedic device.	Veterinary device / drug	Commercial sales since 1993

ADHESION PREVENTION
GYNECARE INTERGEL Adhesion Prevention Solution	Lifecore’s proprietary product; ETHICON has exclusive worldwide marketing rights for adhesion prevention applications	Adhesion prevention	Voluntary market withdrawal March 2003

+ For many of the products listed above, government regulatory approvals are required before commercial sales can commence in the United States or elsewhere. See “Government Regulation.” No assurance can be given that such products will be successfully approved in new markets.

Ophthalmic Applications

     Cataract Surgery. Currently, a primary commercial application for the Company’s hyaluronan is in cataract surgery. Hyaluronan, in the form of a viscoelastic solution, is used to maintain a deep chamber during anterior segment surgeries (including cataract extraction and intraocular lens implantation) and to protect the corneal endothelium and other ocular tissue. These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. The Company currently sells hyaluronan for this application to Alcon, Inc. (“Alcon”) the leading producer of ophthalmic surgical products in the world, for inclusion in Viscoat® Ophthalmic Viscoelastic Solution. The Company also has agreements with two European ophthalmic companies to supply its hyaluronan based LUROCOAT Solution (discussed below) under private label outside the United States and Canada.

     The Company’s relationship with Alcon and its predecessors commenced in 1983. Since that time, sales of hyaluronan to Alcon have continued to be made pursuant to supply agreements. The current Alcon supply agreement, as renewed in December 2002, is a non-exclusive agreement for a term of two years through December 31, 2004. Management expects that the Company will be able to negotiate an extension of this supply agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Hyaluronan-based products are used in the majority of cataract surgeries in the world. The Company estimates that the worldwide market for hyaluronan for cataract surgery, on a hospital cost basis, is approximately $140 million per year.

     The Company has developed its own viscoelastic solution, LUROCOAT Solution. The Company received CE marking for LUROCOAT Solution during 1997, allowing LUROCOAT Solution to be marketed and sold in Europe. The Company supplies LUROCOAT Solution outside the United States under private label agreements. Export shipments of LUROCOAT Solution began in 1997.

     The Company signed an agreement with Advanced Medical Optics (“AMO”) to supply Lifecore’s hyaluronan based viscoelastic under private label with sales commencing in fiscal year 2005. The AMO agreement is for a term of three years through May 2007 with renewal provisions.

     Lifecore estimates that its hyaluronan has been used in approximately 25 million ophthalmic patients globally since 1983.

Orthopedic Applications

     The Company supplies an aseptic hyaluronan solution to BioCon, Inc., the non-profit controlling affiliate of MTF, which utilizes the solution as a carrier vehicle for its allogeneic demineralized, freeze-dried bone in a final putty composition trademarked as “DBX® Demineralized Bone Matrix”. This bone putty is provided by MTF to orthopedic surgeons through MTF’s distribution channels. The Company has a supply agreement with MTF through December 2009.

Veterinary Applications

     The Company manufactures Bexco Pharma, Inc.’s HY-50® product, an aseptically packaged hyaluronan solution for use as a veterinary orthopedic device or veterinary orthopedic injectible drug, under a supply agreement expiring July 11, 2005. Bexco Pharma, Inc. has the option to renew the agreement for an additional two years with the same terms and conditions as the original agreement.

     Lifecore estimates that its veterinary hyaluronan product has been used in over 500,000 equine procedures worldwide.

Adhesion Prevention Opportunities with ETHICON

     The Company has developed a product using a version of its patented ferric hyaluronan technology, INTERGEL Solution, for reducing the incidence of post-surgical adhesions. ETHICON has worldwide, exclusive distribution rights for INTERGEL Solution.

     ETHICON began marketing INTERGEL Solution outside the United States in June 1998. The Company received FDA clearance for marketing INTERGEL Solution in the United States in November 2001, and ETHICON began marketing it in the United States during the first calendar quarter of 2002. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from postmarketing experience with the product, including allegations of adverse events associated with off-label use in non-conservative surgical procedures (such as hysterectomies). The Company is working with ETHICON to complete the post-marketing evaluation and determine the opportunities for returning the product to market.

Product Development

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

     There can be no assurance that products currently under development by the Company or in partnership with others will be successfully developed or, if so developed, will be successfully and profitably marketed.

Oral Restorative Division

Background

     Dental implant systems are increasingly accepted as a replacement for missing or extracted teeth and serve as supports for dentures, crowns and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed in the jawbone, simulating the anchoring of a tooth by its root. The implant maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of fixtures against surrounding teeth and gingiva. The titanium cylinder or screw-shaped implant is categorized by shape and method of implantation. For example, the threaded cylinder implant is surgically screwed into the jawbone, while an alternate form, the press-fit cylinder, is placed into a precision-drilled hole with a friction fit. To further enhance bone fixation, various implant styles may be roughened to create added surface area for bone-to-implant contact or coated with materials such as hydroxylapatite. The annual worldwide dental implant market is trending to exceed $1 billion in 2005.

     Bone graft substitutes and bone regeneration membranes are used for the restoration of deteriorated bone caused by periodontal disease and tooth loss. Historically, autologous bone (self-donated from another part of the patient’s own body) has been used to treat and regenerate deteriorated bone. Cadaver, synthetic and animal-derived bone graft substitutes emerged to address the issues of limited quantity and second surgical site morbidity associated with use of autologous bone. The current annual U.S. market for synthetic and animal-derived bone substitute products exceeds $36 million. And the addition of supplemental bone regeneration barrier membranes has expanded the U.S. dental bone regeneration market to approximately $75 million. The Company’s TefGen Regenerative Membrane™ and CAPSET® Calcium Sulfate Bone Graft Barrier products, along with additional new product development, target this market opportunity.

Strategy

     The Company is committed to providing the dental community with comprehensive treatment solutions and practice-building support through:

•	Development or acquisition of a broad line of dental implants, technology and related dental surgery support products that facilitate the transition from competitive systems to the Lifecore system.

•	Development and delivery of unique customer support programs and materials concentrating on the principles of tooth replacement therapy, practice management techniques, and marketing and consulting skills training to foster higher patient acceptance of dental implants.

•	Expansion of international markets by direct selling efforts and additional distribution agreements.

Oral Restorative Division Products

     The following chart summarizes the principal products of the Company’s Oral Restorative Division:

PRODUCT	BENEFIT / APPLICATION	STATUS
RENOVA™ Internal Hex Dental Implant System	Major clinical segment utilizing internal hex connection providing increased stability; available in both straight and tapered implant systems offering flexibility of clinical treatment	Commercial sales

RESTORE® External Hex Dental Implant Systems	Time proven external hex implants with industry leading prosthetic fit and familiar surgical/restorative procedures	Commercial sales

STAGE-1™ Single Stage Implant System	Provides the timesaving benefits of a one-stage surgical procedure with the restorative simplicity and reliability of a Morsetaper prosthetic connection	Commercial sales

Quick-Cap™ Impression System	Increases the ease and efficiency of the implant restoration process	Commercial sales

CAPSET® Calcium Sulfate Bone Graft Barrier, including SlowSet™ Version	For use with natural and synthetic bone graft materials as a resorbable barrier cap and/or binding agent	Commercial sales

TefGen Regenerative Membrane™	Non-resorbable membrane for assisting the regeneration of bone defects	Commercial sales

Implant Products

     The RENOVA Internal Hex Implant System design provides the stability of an internal hex connection, while providing surgical treatment flexibility of both straight and tapered implants, improved thread design, indexability, superior esthetics and ease of clinician handling. The RENOVA system was commercially launched in June 2004.

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

     The Quick-Cap™ Impression System greatly improves the restorative dentist’s ease and accuracy of impressioning for subsequent laboratory construction of the final crown, bridge or denture.

     Lifecore has enhanced and expanded its product lines, creating numerous new products with a combination of innovative features from its existing systems. This gives the Company a broad product line which offers practitioners maximum flexibility in choice of treatment modalities and several innovations that enhance ease-of-use by the clinician. Additionally, the Oral Restorative Division assists its dental surgery clients by developing comprehensive continuing education curricula, as provided in the Company’s various Support Plus™ programs, to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Patient Case Acceptance Program offers client personnel the marketing and selling skills training to foster higher patient acceptance of dental implants. The Company recently introduced Support Plus Overdentures, a program that teaches a step-by-step approach to obtain predictable and profitable results for attachment retained overdenture implant restorations.

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

     The Company has an agreement with ETHICON for exclusive distribution of INTERGEL Solution. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from postmarketing experience with the product, including allegations of adverse events associated with off-label use in non-conservative surgical procedures (such as hysterectomies). The Company is working with ETHICON to complete the post-marketing evaluation and determine the opportunities for returning the product to market. No assurance can be given that INTERGEL Solution will be returned to the market. Further, there is no assurance that if INTERGEL Solution is returned to the market, that the market will accept a product that has been previously withdrawn.

     The Company also sells various forms of medical grade hyaluronan directly to academic and corporate research customers for development and evaluation of new applications.

Oral Restorative Division Products

     The Company is focused on expanding its oral restorative product line and developing increased sales and marketing support. The dental implant market is highly specialized. Products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners and dental laboratories. Accordingly, management believes it must maintain a highly experienced direct sales force in the United States for proper distribution of these products. The Company believes that its sales force offers better customer service, technical support and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs 27 individuals dedicated to sales in the United States and four U.S. based international sales personnel. The Oral Restorative Division products are marketed internationally in 35 countries through 25 distributors and in Italy through its subsidiary, Lifecore Biomedical SpA, in Germany through its subsidiary, Lifecore Biomedical GmbH, and in Scandinavia through its subsidiary, Lifecore Biomedical AB.

     The Company’s marketing activities are designed to support its direct domestic sales force and its international business base, and include advertising and product publicity in trade journals, direct mail catalogs, newsletters, continuing education programs, telemarketing, and attendance at trade shows and professional association meetings. Industry estimates indicate a need for replacement of approximately 100 million teeth in the adult population of the United States. That represents a potential implants and accessories market of approximately $20 billion compared to the actual current U.S. market size of approximately $400 million.

Manufacturing

     The commercial production of hyaluronan by the Company requires fermentation, separation and purification capabilities, and aseptic packaging of product in a variety of bulk and single dose configurations. In addition, the production of the INTERGEL Solution requires formulation of viscous fluids, contract Blow-Fill-Seal filling and secondary sterilization.

     The Company produces its hyaluronan through a proprietary fermentation process. Until the introduction of the Company’s medical grade hyaluronan, the only commercial source for medical hyaluronan was through a process of extraction from rooster combs. The Company believes that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency, flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities.

     The Company’s 110,000 square foot facility is primarily used for the proprietary hyaluronan manufacturing process, formulation and aseptic syringe filling, and the formulation of INTERGEL Solution. As a result of the voluntary withdrawal of INTERGEL, the hyaluronan manufacturing requirements have been limited, and therefore the Company has noted the associated unused manufacturing capacity charges, which negatively affected the Company’s profitability. The Company believes that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

     The Company provides versatility in the manufacturing of various types of finished products. Currently, the Company supplies several different forms of hyaluronan in a variety of molecular weight fractions as powders, solutions and gels, and in a variety of bulk and single-use finished packages. The Hyaluronan Division continues to conduct development work designed to improve production efficiencies and expand the Company’s capabilities to achieve a wider range of hyaluronan product specifications in order to address the broadening opportunities for using hyaluronan in medical applications.

     The Company’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacture of both device and pharmaceutical products. The FDA periodically inspects the Company’s manufacturing systems and requires conformance to the FDA’s Quality Systems Regulations (“QSR”). In addition, the Company’s corporate partners conduct intensive regulatory audits of the facility. The Company also periodically contracts with independent regulatory consultants to conduct audits of the Company’s operations. The Company maintains a Quality System which assures conformance to all applicable current standards (21 CFR820, 21 CFR210-211, ISO 9001 : 1994, ISO 13485 : 1996, 9/42/MDDEEL, and Canadian Medical Device Regulation : 1998). These approvals represent international symbols of quality system assurance and compliance with applicable European Medical Device Directives, which greatly assist in the marketing of the Company’s products in the European Union.

     The Company uses outside metal finishing vendors to produce its dental implant devices and related components. The Company inspects vendors’ quality assurance and control functions and performs its own finished packaging related to the implant product lines.

     The Company purchases raw materials for its production of hyaluronan and calcium sulfate-based products from outside vendors. While these materials are available from a variety of sources, the Company principally uses limited sources for some of its key materials to better monitor quality and achieve cost efficiencies. Wright Medical, Inc. exclusively supplies the key raw material for CAPSET Barrier. The Company believes Wright Medical is able to provide adequate amounts of the raw materials for CAPSET Barrier, and is under a supply agreement with the Company through September 2006. The Company utilizes a supply agreement with Bridger Biomed, Inc. to supply the TefGen Regenerative Membrane product line.

Competition

     The competitors of the Company include major chemical, dental, medical, and pharmaceutical companies, as well as smaller specialized firms. Many of these companies have significantly greater financial, manufacturing, marketing and research and development resources than the Company.

Hyaluronan Products

     A number of companies produce hyaluronan products and thus directly or indirectly compete with Lifecore or its corporate partners. Several companies produce hyaluronan through a fermentation process, including Genzyme, Inc., Savient, Fidia SpA, IOLTECH, Kyowa Hakko, Kibun and Bayer. In addition, several companies manufacture hyaluronan by using rooster comb extraction methods. These companies primarily include Anika Therapeutics, Inc., Genzyme, Inc., Fidia SpA, Pharmacia and Kibun. The Company believes that its fermentation process may offer production and regulatory advantages over the traditional rooster comb extraction method. The Company’s competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronan. These patents may cover the same applications as the Company’s. Although there can be no assurance, the Company believes that it does not infringe the patents of its competitors. See “Patents and Proprietary Rights.”

     Several companies are pursuing anti-adhesion product development, including, but not limited to, Alliance Pharmaceuticals, Inc., Angiotech Pharmaceuticals, Inc., Anika Therapeutics, Inc., Confluent Surgical, ETHICON, Fidia SpA, FzioMed, Genzyme Corporation, Life Medical Sciences, M.L. Labs, W.L. Gore & Associates, Inc. and Wright Medical Group, Inc. If any or all of the competing products are successfully developed and obtain regulatory approval and commercial acceptance, the Company’s prospects for INTERGEL Solution may be adversely affected.

     The Company believes that competition in the ophthalmic and medical grade hyaluronan market is primarily based on product performance, manufacturing capacity and product development capabilities. Future competition may be based on the existence of established supply relationships, regulatory approvals, intellectual property and product price. After a manufacturer has taken a product through the FDA marketing approval process, a change in suppliers can involve costs and delays because supplemental FDA review may be required.

Oral Restorative Products

     The dental implant market is also highly competitive. Major market competitors include Biomet, Inc., Zimmer (Centerpulse) Dental, Dentsply International, Inc., Nobel Biocare AB and Straumann AG. A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is based primarily on product performance and quality, strong sales support and education.

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

     The market for the Company’s tissue regeneration products is also competitive. The major competitors include Biomet, Inc., Dentsply International, Inc., Geistlich, W. L. Gore (GORE-TEX), and Zimmer (Centerpulse) Dental. While the Company believes its product line and experienced sales representation are an advantage in this area, no assurance can be given that it can gain significant market share from its more established competitors.

Patents and Proprietary Rights

     The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a U.S. patent covering certain aspects of its hyaluronan fermentation process. In August 1994, in connection with the ETHICON Agreement, the Company was assigned a pending patent covering the composition and use of INTERGEL Solution, with applications filed in the United States, Australia, Brazil, Canada, Europe, Greece, and Japan. Subsequently, the patent has been issued in Australia, Canada, Greece, Japan, and the United States. The Company licenses two patents covering the dental surgical use of calcium sulfate from Wright Medical, Inc. The Company also licenses patented technology used in the production of calcium sulfate from Wright Medical and the University of North Carolina. In conjunction with the purchase of the TefGen Regenerative Membrane product line, the Company obtained the rights to the patent for composition, manufacture and use of the nPTFE material. The Company has received a patent on its dental implant packaging and a patent on a self-tapping dental implant design.

     The Company believes that patent protection is important to its business. However, if other manufacturers were to infringe on its patents, there can be no assurance that the Company would be successful in challenging, or would have adequate resources to challenge, such infringement. The Company also relies upon trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. There can be no assurance that others will not obtain or independently develop technologies which are the same as or similar to the Company’s technologies. The Company pursues a policy of requiring employees, temporary staff, consultants and customers (which have access to some of its proprietary information) to sign confidentiality agreements. There can be no assurance that the Company will be able to adequately protect its proprietary technology through patents or other means.

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

     Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment (“old devices”) into one of three classes - Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification (the “510(k) Notification”), and adherence to FDA-mandated current QSR requirements for devices. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive a PMA from the FDA to ensure their safety and effectiveness. Ordinarily, a PMA requires the performance of at least two independent, statistically significant clinical trials that demonstrate the device’s safety and effectiveness. Class III devices are generally life-sustaining, life-supporting or implantable devices, and also include most devices that were not on the market before May 28, 1976 (“new devices”) and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification. An old Class III device does not require a PMA unless and until the FDA issues regulation requiring submission of a PMA application for the device.

     The FDA invariably requires clinical data for a PMA application and has the authority to require such data for a 510(k) Notification. If clinical data is necessary, the manufacturer or distributor is ordinarily required to obtain an Investigational Device Exemption, or IDE authorizing the conduct of human studies. Once in effect, an IDE permits evaluation of devices under controlled clinical conditions. After a clinical evaluation process, the resulting data may be included in a PMA application or a 510(k) Notification. The PMA may be approved or the 510(k) Notification may be cleared by the FDA, only after a review process that may include requests for additional data, sometimes requiring further studies.

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

     Following submission of the 510(k) Notification, the manufacturer or distributor may not place the new device into commercial distribution until an order is issued by the FDA finding the new device to be substantially equivalent. The FDA has a 90 day period in which to respond to a 510(k) Notification. Dependent on the specific submission and subsequent agency requirements, the 510(k) Notification process can take significantly longer to complete. The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to a predicate device and allow the new device to be marketed in the United States. The FDA may, however, determine that the new device is not substantially equivalent and require the manufacturer or distributor to submit a PMA or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. Although the PMA process is significantly more complex, time-consuming and expensive than the 510(k) Notification process, the latter process can also be expensive and substantially delay the market introduction of a product.

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

     Other regulatory requirements are placed on a medical device’s manufacture and the quality control procedures in place, such as the FDA’s device QSR regulations. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance with device QSR requirements. The Company’s facility is subject to inspections as both a device and a drug manufacturing operation. Other applicable FDA requirements include the medical device reporting regulation, which requires that the Company provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.

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

Employees

     As of August 27, 2004 the Company employed 183 persons on a full-time basis, 8 part-time employees and 6 temporary employees. None of the Company’s employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.

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

     Dennis J. Allingham. Mr. Allingham, 53 years old, was appointed President and Chief Executive Officer and to the Board of Directors in February 2004. Mr. Allingham previously served as Executive Vice President of the Company since November 1997. He has been Chief Financial Officer of the Company since January 1996. Mr. Allingham has also been General Manager of the Hyaluronan Division since November 1996 and General Manager of the Oral Restorative Division since November 1997.

     David M. Noel. Mr. Noel, 47 years old, was appointed Vice President of Finance and Chief Financial Officer in March 2004. Mr. Noel, a Certified Public Accountant, joined the Company as Controller in February 2002. From 1996 to 2001, Mr. Noel was Controller of Nilfisk-Advance, Inc., a manufacturer of floor maintenance equipment.

     Andre P. Decarie. Mr. Decarie, 58 years old, joined the Company as Vice President of Sales and Marketing – ORD in January 2001. Prior to joining the Company, Mr. Decarie was Vice President, Business Development for Avitar, Inc., a manufacturer of specialized wound dressings, from 1999 to December 2000. From 1998 to 1999, Mr. Decarie was Vice President, Business Development for Tremont Medical, Inc., a medical electronics company. From 1993 to 1998, Mr. Decarie was Senior Vice President with Integra LifeSciences Corporation, a medical products company.

     Larry A. Hiebert. Mr. Hiebert, 48 years old, was appointed Vice President of Operations in March 2004. Mr. Hiebert had been the Director of Operations since 1996 and has held various manufacturing and materials management positions within the Company since 1983.

Item 2. Properties

     The Company’s operations are all conducted in its 110,000 square foot building in Chaska, Minnesota. The Company completed an expansion of its facility during fiscal 1998. The Company leases local office space for its three foreign subsidiaries.

Item 3. Legal Proceedings

     Lifecore has been named as a defendant in 41 product liability lawsuits filed by 37 different plaintiffs (four plaintiffs have filed more than one case) alleging that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. In the majority of the cases, Lifecore has not yet been served with the complaints. Lifecore has been served in the following cases as of August 31, 2004:

1.	Linda Authement and Michael Ray Lavergne v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

2.	Barbara Black v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/16/04

3.	Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Northern District of California); served 9/15/03

4.	Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Superior Court of the State of California, County of Alameda); served 2/4/04

5.	Nancy Susan Drinkwitz v. Lifecore Biomedical, Inc., Johnson & Johnson, Ethicon, Inc. and Gynecare Worldwide (Carver County District Court, State of Minnesota); served 8/20/04

6.	April Ferrell and Michael Ferrell, Jr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc., (Florida); served 8/20/04

7.	Michelle Frosh Bernard v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

8.	Pamela Gregory and Darrell Gregory v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida);served 8/20/04

9.	Kristin Manning v. Johnson & Johnson, Ethicon, Inc., d/b/a Gynecare Worldwide and Lifecore Biomedical, Inc. (D. Kansas); served 1/29/04

10.	Elizabeth M. Manning v. Lifecore Biomedical, Inc., Johnson & Johnson, Ethicon, Inc. and Gynecare Worldwide (Carver County District Court, State of Minnesota) - this case was settled in June 2004

11.	Melissa Powers v. Gynecare Through Ethicon, Inc., Johnson & Johnson, Lifecore Biomedical, Inc. and George B. Morris, IV, M.D. (Civil District Court for the Parish of Orleans, State of Louisiana); served 6/3/04

12.	Rebecca J. Rezendes v. Lifecore Biomedical, Inc., Johnson &Johnson, Ethicon, Inc. and Gynecare Worldwide; served 6/4/04

13.	Natalie M. Sanders v. Johnson & Johnson, Inc., Gynecare Worldwide, Ethicon, Inc., and Lifecore Biomedical, Inc. (District of New Jersey); served 5/21/04

14.	Monika Shumbo-Poissant v. Lifecore Biomedical, Inc., et al. (Superior Court of Connecticut); served 7/19/04

15.	Siobhan Sprecace and David Sprecace v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

     ETHICON is defending Lifecore in the above-listed lawsuits.

     Lifecore has also received claim letters alleging claims similar to the complaints listed above as follows:

1.	Heather Dunne, letter dated October 9, 2003

2.	Margery LeRoux, letter dated September 9, 2003

3.	Kenna Schaller, letter dated July 10, 2003

4.	Julia Smith, letter dated May 10, 2004

     ETHICON is responding to the above-listed claim letters on behalf of Lifecore. In addition to the above-listed claim letters, Lifecore has received a claim letter on behalf of Melody Whitfield, dated October 2, 2003, relating to injuries unrelated to INTERGEL Solution suffered in a second-look surgery as part of a clinical trial. Whitfield is seeking $195,000 in damages. Lifecore has not received any response to its letter dated February 19, 2003 disputing her claim. ETHICON has denied Lifecore’s tender of defense of Whitfield’s claim.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company’s Common Stock is traded on the Nasdaq National Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 2004 and 2003 the range of high and low closing sale prices of the Common Stock on the Nasdaq National Market.

Fiscal year	Low	High
2004
First Quarter	$5.32	$6.83
Second Quarter	6.01	7.19
Third Quarter	6.17	8.17
Fourth Quarter	5.53	8.20

2003
First Quarter	$6.02	$11.20
Second Quarter	5.20	8.83
Third Quarter	3.01	9.25
Fourth Quarter	2.90	5.97

     The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance its business. The Company has a loan agreement that restricts its ability to pay dividends. See Note C to Consolidated Financial Statements.

     At August 26, 2004, the Company had 587 shareholders of record.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

     The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 2004 has been derived from the Company’s Consolidated Financial Statements audited by Grant Thornton LLP, independent registered public accounting firm. Such data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2004	2003	2002	2001	2000
Statements of Operations Data:
Net sales	$47,036	$42,441	$38,794	$34,136	$32,823
Costs of goods sold	20,483	20,379	22,116	18,487	17,618

Gross profit	26,553	22,062	16,678	15,649	15,205

Operating expenses
Research and development	4,519	4,067	4,865	4,704	4,213
Marketing and sales	13,782	12,353	10,774	9,284	7,907
General and administrative	6,372	5,543	5,035	4,633	3,847
Restructuring charges	1,136	—	—	—	—

	25,809	21,963	20,674	18,621	15,967

Operating income (loss)	744	99	(3,996)	(2,972)	(762)
Other income (expense), net	130	(367)	(684)	(729)	(837)

Income (loss) before income taxes	874	(268)	(4,680)	(3,701)	(1,599)
Provision for income taxes	167	87	37	—	—

Net income (loss)	$707	$(355)	$(4,717)	$(3,701)	$(1,599)

Net income (loss) per common share
Basic	$0.05	$(0.02)	$(0.37)	$(0.29)	$(0.13)

Diluted	$0.05	$(0.02)	$(0.37)	$(0.29)	$(0.13)

Weighted average common and common equivalent shares outstanding
Basic	12,898	12,882	12,802	12,631	12,489

Diluted	12,958	12,882	12,802	12,631	12,489

	As of June 30,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital	$21,692	$18,511	$17,783	$14,210	$15,530
Total assets	60,318	58,352	60,096	62,696	66,108
Long-term obligations, net	5,809	5,969	6,114	6,249	6,477
Shareholders’ equity	48,826	48,394	48,548	52,056	55,421

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

Revenue Recognition:

     The Company’s revenues are recognized when products are shipped to or otherwise accepted by unaffiliated customers pursuant to customers orders, the price is defined and collection is reasonably assured. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

     The Company does not amortize goodwill and reviews goodwill for impairment on a regular basis, at least annually.

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

     The Company has a number of relationships with corporate partners relating to the development and marketing of hyaluronan-based products for a variety of medical applications. Currently, the primary commercial application for the Company’s hyaluronan is as a component in ophthalmic surgical products marketed by Alcon for cataract surgery. Sales to Alcon are made under a supply agreement that extends through December 31, 2004. The agreement contains minimum purchase requirements totaling $2.5 million in each of calendar years 2003 and 2004. ETHICON began marketing INTERGEL Solution outside the United States in June 1998. The Company received FDA approval to market INTERGEL Solution in the United States in November 2001, and ETHICON began marketing it in the United States during the first calendar quarter of 2002. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to complete an assessment of information obtained during postmarketing experience with the product, including allegations of adverse events associated with off-label use in non-conservative surgical procedures (such as hysterectomies). The Company is working with ETHICON to complete the post-marketing evaluation and determine the opportunities for returning the product to market.

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

Results of Operations

Year ended June 30, 2004 compared with year ended June 30, 2003.

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2004	2003	2004	2003	2004	2003
Net sales	$15,719,000	$15,659,000	$31,317,000	$26,782,000	$47,036,000	$42,441,000
Cost of goods sold	9,183,000	9,762,000	11,300,000	10,617,000	20,483,000	20,379,000

Gross profit	6,536,000	5,897,000	20,017,000	16,165,000	26,553,000	22,062,000

Operating expenses
Research and development	3,467,000	3,165,000	1,052,000	902,000	4,519,000	4,067,000
Marketing and sales	508,000	664,000	13,274,000	11,689,000	13,782,000	12,353,000
General and administrative	2,417,000	2,035,000	3,955,000	3,508,000	6,372,000	5,543,000
Restructuring charges	523,000	—	613,000	—	1,136,000	—

	6,915,000	5,864,000	18,894,000	16,099,000	25,809,000	21,963,000

Operating income (loss)	$(379,000)	$33,000	$1,123,000	$66,000	$744,000	$99,000

     Net Sales. Net sales increased $4,595,000 or 11% in fiscal 2004 from fiscal 2003. Hyaluronan Division sales increased $60,000 and Oral Restorative Division sales increased $4,535,000 or 17%.

     Hyaluronan Division sales increased to $15,719,000 in fiscal 2004 from $15,659,000 in fiscal 2003 due to increased sales of ophthalmic and veterinary products. Sales of ophthalmic products to a single customer were $7,435,000 in fiscal 2004 compared with $6,725,000 for fiscal 2003. This sales increase was partially offset by a reduction in INTERGEL Solution sales due to ETHICON’s voluntary withdrawal of INTERGEL Solution from the market.

     Oral Restorative Division sales increased to $31,317,000 in fiscal 2004 from $26,782,000 in fiscal 2003. Domestic sales increased 12% due to the continued expansion of our sales representatives, the introduction of the RENOVA Internal Hex Implant System and growth in market acceptance of the STAGE-1 Single Stage Implant System. Sales in the international markets increased by 22% due to sales increases at our subsidiary operations and a favorable impact from currency translations.

     Gross profit. Consolidated gross profit, as a percentage of net sales, was 56% in fiscal 2004 and 52% in fiscal 2003. The gross profit for the Hyaluronan Division increased to 42% in fiscal 2004 from 38% in fiscal 2003. The increase in gross profit is due to a favorable product mix and cost savings, partially offset by an increase in unused manufacturing capacity charges associated with decreased hyaluronan production. Gross profit for the Oral Restorative Division increased to 64% in fiscal 2004 from 60% in fiscal 2003 due to sales mix, reduced discounting and lower material costs.

     Research and development. Research and development expenses increased $452,000 or 11% in fiscal 2004 from fiscal 2003. The increase is due to additional consulting and professional fees associated with the market withdrawal of INTERGEL Solution in March 2003.

     Marketing and sales. Marketing and sales expenses increased by $1,429,000 or 12% in fiscal 2004 from fiscal 2003. The increase was due mainly to costs associated with the expansion of the oral restorative’s domestic sales force and international operations.

     General and administrative. General and administrative expenses increased by $829,000 or 15% in fiscal 2004 from fiscal 2003. The increase is principally related to increases in legal, insurance, subsidiary operations and Sarbanes-Oxley compliance costs.

     Restructuring charges. Restructuring charges of $1,136,000 were recorded as part of a 10% workforce reduction. The restructuring charges consisted of $1,072,000 for employee severance costs and $64,000 for professional fees.

     Other income (expense). Net other expense, as shown on the Condensed Consolidated Statements of Operations, decreased $497,000 for the current fiscal year as compared to the last fiscal year. The decrease is due to the $294,000 increase in currency transaction gains realized on Euro denominated intercompany transactions and a reduction of interest expense of $115,000.

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

     Net Sales. Net sales increased $3,647,000 or 9% in fiscal 2003 from fiscal 2002. Hyaluronan Division sales increased $415,000 or 3%, and Oral Restorative Division sales increased $3,232,000 or 14%.

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

     General and administrative. General and administrative expenses increased by $508,000 or 10% in fiscal 2003 from fiscal 2002. The increase is principally related to costs associated with subsidiary operations and higher legal expenses in the 2003 fiscal year as compared to the 2002 fiscal year.

     Other income (expense). Net other expense decreased $267,000 for the 2003 fiscal year as compared to the 2002 fiscal year. The decrease is primarily due to the $291,000 increase in other income from currency gains realized on Euro-denominated intercompany transactions.

Liquidity and Capital Resources

     Inventories consist mainly of finished hyaluronan powder and oral restorative products and related raw materials. The portion of finished hyaluronan inventory that is not expected to be consumed within the next twelve months is classified as long-term inventory. The finished hyaluronan inventory is maintained in a frozen state and has a shelf life of ten years. Total inventory decreased by $985,000 and $759,000 in fiscal 2004 and 2003, respectively, as the Company decreased production of hyaluronan powder.

     The Company had positive cash flow from operations in fiscal 2004, 2003 and 2002. Charges for unused manufacturing capacity associated with the Company’s hyaluronan production, additional costs associated with the withdrawal of INTERGEL Solution from the market, and restructuring charges have negatively impacted operating results in the current fiscal year. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level due to continued international expansion and increased personnel costs. Prior to the current fiscal year, charges for unused capacity were due to an unanticipated delay in receiving INTERGEL Solution marketing approval in the United States from the FDA.

     In October 2001, the Company issued an aggregate of 21,647 shares of common stock to Lancet as the final payment under a consulting agreement. The number of shares issued to Lancet was determined using a formula based on the quoted market value of the common stock as determined on the Nasdaq National Market. Under the terms of the agreement, Lancet exercised the right to have the shares registered for sale. A Registration Statement on Form S-3 was filed and declared effective by the Securities and Exchange Commission in November 2001.

     The loan agreement between the Company and the holder of the industrial development revenue bonds issued to finance the Company’s Chaska, Minnesota facility was amended in June 2004 to waive the fixed charge coverage ratio and the cash flow coverage ratio through June 30, 2005. On July 27, 2004, the Company gave notice to the bond trustee of its intention to redeem the bonds on September 1, 2004. The Company repaid the existing bonds with the proceeds of a new issuance of industrial revenue bonds which closed on August 19, 2004. The aggregate principal amount of the new bonds is $5,630,000 and the bonds will bear interest at a variable rate set weekly by the bond Remarketing Agent (1.28% on date of closing). In addition, the Company will pay an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%.

     The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate at June 30, 2004 and 2003, which was 4.0% and 4.25%, respectively. At June 30, 2004 and 2003, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). At June 30, 2004 and 2003, the Company was in compliance with all covenants.

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

Contractual Obligations

     The Company’s “off-balance sheet” financing activities consist of operating leases for office equipment. See the amount of contractual obligations for operating leases in the table below. The effect of these operating leases is not material.

     Payments due by period for our contractual obligations at June 30, 2004 are as follows:

	Payments due by period
		Less than 1
	Total	Year	1 to 3 Years	4 to 5 Years	Thereafter
Long-term debt	$5,986,000	$177,000	$375,000	$460,000	$4,974,000
Operating leases	427,000	169,000	193,000	65,000	—
Purchase obligations	3,150,000	3,150,000	—	—	—

Total	$9,563,000	$3,496,000	$568,000	$525,000	$4,974,000

     Subsequent to the end of the year, on August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The new bond obligation is $5,630,000 and the variable interest rate at the date of issuance was 1.28%. The five year scheduled maturity of this new issuance beginning 2005 and ending in 2009 is: $280,000, $285,000, $290,000, $305,000, $315,000; and $4,155,000 thereafter.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The Company invests its excess cash in money market mutual funds and highly rated short-term corporate debt securities. All investments are held to maturity. The market risk on such investments is minimal.

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

     At June 30, 2004, the Company’s outstanding long-term debt carries interest at a fixed rate. As a result, there is no material market risk. However, the Company will repay the existing bonds with the proceeds of a new issuance of industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds is $5,630,000, and the new bonds will bear interest at a variable rate set weekly by the bond Remarketing Agent. The effective rate on August 19, 2004 was 1.28%. A ten percent change in this variable rate would be approximately $10,000 annually.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and schedule are listed under Item 15 of this report. Summarized unaudited quarterly financial data for 2004 and 2003 is as follows:

	Quarter
	First	Second	Third	Fourth
Year ended June 30, 2004
Net sales	$9,947,000	$11,558,000	$12,537,000	$12,994,000
Gross profit	5,178,000	6,695,000	6,952,000	7,728,000
Net income (loss)	(843,000)	597,000	(49,000)	1,002,000
Net income (loss) per share
Basic and diluted	$(0.07)	$0.05	$(0.00)	$0.08
Weighted average common and common equivalent shares outstanding
Basic	12,889,113	12,891,083	12,898,331	12,912,589
Diluted	12,889,113	12,938,352	12,898,331	12,971,547

Year ended June 30, 2003
Net sales	$8,972,000	$10,262,000	$11,833,000	$11,374,000
Gross profit	4,063,000	6,097,000	6,420,000	5,482,000
Net income (loss)	(1,046,000)	312,000	947,000	(568,000)
Net income (loss) per share
Basic and diluted	$(0.08)	$0.02	$0.07	$(0.04)
Weighted average common and common equivalent shares outstanding
Basic	12,874,628	12,882,313	12,885,206	12,885,417
Diluted	12,874,628	12,949,904	12,962,378	12,885,417

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

     During the Company’s most recent fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning director nominees is set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held November 11, 2004, which is incorporated herein by reference. See also “Executive Officers of the Registrant” in Item 1 above.

Code of Business Conduct and Ethics

     The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all officers, directors and employees. The Code and the charters of the Audit and Governance and Nominating committees are posted on the Company’s website at www.Lifecore.com. The Company intends to post any amendments to or waivers from the Code on its website.

Item 11. Executive Compensation

     A description of our executive officers’ compensation is set forth in the sections titled “Executive Compensation”, “Option Grants”, “Option Exercises and Option Values” and “Executive Agreements” of the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Security ownership of certain owners and management is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

     The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance, as of June 30, 2004:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	2,751,640 (1)	$11,28	1,448,381 (2)
Equity compensation plans not approved by security holders:	—	—	—

Total	2,751,640	$11,28	1,448,381

(1)	Includes the Company’s 1990 Stock Plan and 1996 Stock Plan.

(2)	The Company has not granted shares of restricted stock under the 1996 Stock Plan or any shares under the 2003 Stock Plan.

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Principal Accountant Fees and Services.

     A description of the fees paid to our independent registered public accounting firm is set forth in the section titled “Independent Registered Public Accountants” of the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) Documents filed as part of the report

1.	Consolidated Financial Statements

Form 10-K
Page Reference
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets - June 30, 2004 and 2003	F-2 and F-3
Consolidated Statements of Operations - years ended June 30, 2004, 2003 and 2002	F-4
Consolidated Statements of Shareholders’ Equity - years ended June 30, 2004, 2003 and 2002	F-5
Consolidated Statements of Cash Flows - years ended June 30, 2004, 2003 and 2002	F-6
Notes to Consolidated Financial Statements	F-7 through F-19

2.	Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	S-1

3.	Exhibits and Exhibit Index

Description
2.1	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (Pursuant to Rule 24b-2, certain portions of this Exhibit have been deleted and filed separately with the Commission) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

Description
3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Indenture of Trust, dated as of August 1, 2004, between City of Chaska, Minnesota and Wells Fargo Bank, National Association

10.1	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.2	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.3*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.4	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.5*	1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement [File No. 333-18515])

10.6*	2003 Stock Incentive Plan

10.7	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.8	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2003)

10.9	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company

10.10	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc.

10.11	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association

10.12	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association

10.13	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank

10.14	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank

Description
10.15	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank

10.16	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association

10.17	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Dennis J. Allingham pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of David M. Noel pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Dennis J. Allingham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David M. Noel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

*	Denotes management contract or compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K on the dates and for the purposes indicated:

April 13, 2004	Press release announcing results for the third quarter of fiscal year 2004.

June 14, 2004	Press release announcing the introduction of the RENOVA™ Internal Hex Dental Implant System.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated: September 13, 2004	/s/ DENNIS J. ALLINGHAM

Dennis J. Allingham
President, Chief Executive Officer
and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Dated: September 13, 2004	/s/ DAVID M. NOEL

David M. Noel
Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

Dated: September 13, 2004	/s/ DENNIS J. ALLINGHAM

Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director (principal executive officer)

Dated: September 13, 2004	/s/ ORWIN L. CARTER

Orwin L. Carter
Director

Dated: September 13, 2004	/s/ JOAN L. GARDNER

Joan L. Gardner
Director

Dated: September 13, 2004	/s/ THOMAS H. GARRETT

Thomas H. Garrett
Director

Dated: September 13, 2004	/s/ JOHN C. HEINMILLER

John C. Heinmiller
Director

Dated: September 13, 2004	/s/ RICHARD W. PERKINS

Richard W. Perkins
Director

Dated: September 13, 2004	/s/ JOHN E. RUNNELLS

John E. Runnells
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Lifecore Biomedical, Inc.

     We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifecore Biomedical, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II of Lifecore Biomedical, Inc. and Subsidiaries for each of the three years in the period ended June 30, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

July 29, 2004 (except for the last paragraph of Note C, as to which the date is September 1, 2004)

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30,

ASSETS

	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$8,553,000	$4,211,000
Accounts receivable, less allowances	8,626,000	7,795,000
Inventories	9,491,000	9,728,000
Prepaid expenses	705,000	766,000

Total current assets	27,375,000	22,500,000

PROPERTY, PLANT AND EQUIPMENT — AT COST
Land	249,000	249,000
Building	23,970,000	23,960,000
Equipment	17,672,000	17,024,000
Land and building improvements	3,507,000	3,499,000

	45,398,000	44,732,000
Less accumulated depreciation	(22,200,000)	(19,820,000)

	23,198,000	24,912,000
OTHER ASSETS
Intangibles	4,513,000	4,643,000
Security deposits	837,000	843,000
Inventories	3,891,000	4,639,000
Other	504,000	815,000

	9,745,000	10,940,000

	$60,318,000	$58,352,000

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS — (continued)

June 30,

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2004	2003
CURRENT LIABILITIES
Current maturities of long-term obligations	$177,000	$156,000
Accounts payable	2,467,000	1,880,000
Accrued compensation	1,362,000	1,113,000
Accrued expenses	1,677,000	840,000

Total current liabilities	5,683,000	3,989,000

LONG-TERM OBLIGATIONS	5,809,000	5,969,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock – authorized, 25,000,000 shares of $1.00 stated value; none issued	—	—
Preferred stock, Series A Junior Participating — authorized, 500,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized, 50,000,000 shares of $.01 stated value; issued and outstanding, 12,931,758 and 12,885,417 shares at June 30, 2004 and 2003	129,000	129,000
Accumulated currency translation adjustment	(422,000)	87,000
Additional paid-in capital	89,116,000	88,882,000
Accumulated deficit	(39,997,000)	(40,704,000)

	48,826,000	48,394,000

	$60,318,000	$58,352,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended June 30,

	2004	2003	2002
Net sales	$47,036,000	$42,441,000	$38,794,000
Cost of goods sold	20,483,000	20,379,000	22,116,000

Gross profit	26,553,000	22,062,000	16,678,000

Operating expenses
Research and development	4,519,000	4,067,000	4,865,000
Marketing and sales	13,782,000	12,353,000	10,774,000
General and administrative	6,372,000	5,543,000	5,035,000
Restructuring charges	1,136,000	–	–

	25,809,000	21,963,000	20,674,000

Operating income (loss)	744,000	99,000	(3,996,000)

Other income (expense)
Interest income	52,000	49,000	72,000
Interest expense	(642,000)	(757,000)	(743,000)
Currency transaction gains (losses)	650,000	356,000	(19,000)
Other, net	70,000	(15,000)	6,000

	130,000	(367,000)	(684,000)

Income (loss) before income taxes	874,000	(268,000)	(4,680,000)

Provision for income taxes	167,000	87,000	37,000

Net income (loss)	$707,000	$(355,000)	$(4,717,000)

Net income (loss) per common share
Basic	$0.05	$(0.03)	$(0.37)

Diluted	$0.05	$(0.03)	$(0.37)

Weighted average common and common equivalent shares outstanding
Basic	12,897,737	12,881,863	12,802,354

Diluted	12,957,726	12,881,863	12,802,354

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated	Additional
	Shares		Currency Translation	Paid-In	Accumulated
	Issued	Amount	Adjustment	Capital	Deficit
Balances at June 30, 2001	12,679,127	$127,000	$—	$87,561,000	$(35,632,000)
Exercise of stock options and employee stock purchase savings plan	97,371	1,000	—	653,000	—
Issuance of common stock as payment for services	21,647	—	—	208,000	—
Issuance of common stock as payment for subsidary purchase	69,597	1,000	—	346,000	—
Net loss	—	—	—	—	(4,717,000)

Balances at June 30, 2002	12,867,742	129,000	—	88,768,000	(40,349,000)
Exercise of stock options and stock awards	17,675	—	—	114,000	—
Addition to accumulated currency translation adjustment	—	—	87,000	—	—
Net loss	—	—	—	—	(355,000)

Balances at June 30, 2003	12,885,417	129,000	87,000	88,882,000	(40,704,000)
Exercise of stock options and stock awards	46,341	—	—	234,000	—
Addition to accumulated currency translation adjustment	—	—	(509,000)	—	—
Net income	—	—	—	—	707,000

Balances at June 30, 2004	12,931,758	$129,000	$(422,000)	$89,116,000	$(39,997,000)

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30,

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$707,000	$(355,000)	$(4,717,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,520,000	2,844,000	2,940,000
Allowance for doubtful accounts	(7,000)	89,000	187,000
Accumulated currency translation adjustment	(509,000)	87,000	—
Changes in operating assets and liabilities
Accounts receivable	(823,000)	(2,000)	(1,146,000)
Inventories	985,000	759,000	2,935,000
Prepaid expenses	61,000	231,000	(322,000)
Accounts payable	587,000	(1,620,000)	443,000
Accrued liabilities	1,086,000	158,000	688,000

Net cash provided by operating activities	4,607,000	2,191,000	1,008,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(666,000)	(744,000)	(961,000)
Purchases of intangibles	—	—	(60,000)
Decrease in security deposits	6,000	2,000	9,000
Decrease (increase) in other assets	300,000	248,000	(209,000)

Net cash used in investing activities	(360,000)	(494,000)	(1,221,000)

Cash flows from financing activities:
Payments on long-term obligations	(139,000)	(128,000)	(223,000)
Proceeds from stock options exercised	234,000	114,000	654,000

Net cash provided by (used in) financing activities	95,000	(14,000)	431,000

Net increase in cash and cash equivalents	4,342,000	1,683,000	218,000
Cash and cash equivalents at beginning of year	4,211,000	2,528,000	2,310,000

Cash and cash equivalents at end of year	$8,553,000	$4,211,000	$2,528,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$645,000	$713,000	$763,000
Taxes	87,000	61,000	37,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Lifecore Biomedical, Inc. (the “Company”) manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through original equipment manufacturers and contract manufacturing alliances in gynecologic, ophthalmologic and orthopedic surgery and veterinary medicine. The Oral Restorative Division markets its products through direct sales in the United States, Italy, Germany and Sweden and through distributors in other foreign countries.

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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.	Cash and Cash Equivalents

     The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 2004 and 2003, substantially all of the Company’s cash and cash equivalents were invested in a money market fund.

3.	Accounts Receivable

     The Company extends credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers. The Company’s customers are located primarily throughout the United States, Asia, Europe and South America. Accounts receivable balances from customers located in Asia, Europe and South America were 16%, 31% and 8% of total receivables, respectively, at June 30, 2004 and 12%, 35% and 9% of total receivables, respectively, at June 30, 2003. The Company maintains allowances for potential credit losses, which were $407,000 and $414,000 at June 30, 2004 and 2003, respectively.

Lifecore Biomedical, Inc. and Subsidiaries

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

4. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist mainly of finished hyaluronan powder, aseptic units and oral restorative products and related raw materials. The Company’s inventory has been reduced to lower of cost or market for obsolete, excess or unmarketable inventory. The lower of cost or market adjustment is based on management’s review of inventories on hand compared to estimated future usage and sales. The portion of finished hyaluronan powder inventory not expected to be consumed within the next 12 months is classified as a long-term asset. The finished hyaluronan inventory is maintained in a frozen state and has a shelf life of ten years. Inventories consist of the following:

	As of June 30,
	2004	2003
Raw materials	$2,756,000	$2,756,000
Work-in-process	416,000	344,000
Finished goods	10,210,000	11,267,000

	$13,382,000	$14,367,000

5. Depreciation

     Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Depreciation expense was approximately $2,379,000, $2,627,000 and $2,603,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Lives used in straight-line depreciation for financial reporting purposes are as follows:

Number of
years
Building	18-25
Equipment	3-15
Land and building improvements	18

6. Intangibles

     Intangibles consist primarily of the cost of technology and regulatory rights, the goodwill related to acquisitions and the cost of acquiring a customer list. All intangibles relate to the oral restorative segment.

     Included within intangibles are costs incurred to register patents and trademarks, which are capitalized as incurred. Amortization of these costs commences when the related patent or trademark is granted. The costs are amortized over the estimated useful life of the patent or trademark, not to exceed 17 years.

Lifecore Biomedical, Inc. and Subsidiaries

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

     Effective July 1, 2001, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142 the Company ceased amortization of goodwill and technology and regulatory rights effective July 1, 2001, while the customer list continued to be amortized on the straight-line method over 5 years and was fully amortized as of June 30, 2004. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. As a result, an impairment loss of $40,000 and $160,000 was recorded in general and administrative expenses in fiscal 2003 and 2002, respectively. There was no impairment recorded in fiscal 2004.

     Intangibles consisted of the following at June 30:

	2004	2003
Goodwill	$8,245,000	$8,245,000
Customer list	725,000	725,000
Patents	387,000	387,000
Less accumulated amortization	(4,844,000)	(4,714,000)

	$4,513,000	$4,643,000

7. Other Assets

     Other assets consist of the following at June 30:

	2004	2003
Website development costs	$802,000	$802,000
Financing costs	317,000	307,000
Distribution rights and licenses	150,000	150,000
Other	38,000	69,000
Less accumulated amortization	(803,000)	(513,000)

	$504,000	$815,000

     Amortization of these costs commences when the related asset is placed in service. The costs are amortized over the estimated useful life of the asset ranging from 3 to 20 years.

8. Revenue Recognition

     The Company recognizes revenue when product is shipped, or otherwise accepted by the customer, pursuant to customers orders, the price is fixed and collection is reasonably assured.

9. Income taxes

     Deferred income taxes are provided on the liability method whereby deferred tax assets and deferred tax liabilities are recognized for the effects of taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Lifecore Biomedical, Inc. and Subsidiaries

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

10. Net Income (Loss) Per Common Share

     The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the fiscal year ended June 30, 2004, 59,989 shares of common stock equivalents were included in the computation of diluted net income per share. For the fiscal years ended June 30, 2003 and 2002, the common share equivalents that would have been included in the computation of diluted net income per share were 62,539 and 308,513, respectively, had net income been achieved.

     Options to purchase 2,334,340, 2,620,145 and 1,532,793 shares of common stock with a weighted average exercise price of $12.26, $12.37 and $15.52 were outstanding at June 30, 2004, 2003, and 2002, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

11. Stock Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method, whereby the options are granted at market price, and therefore no compensation costs are recognized. If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans, the Company’s pro-forma net income (loss), and basic and diluted income (loss) per common share would have been as follows:

	2004	2003	2002
Net income (loss), as reported	$707,000	$(355,000)	$(4,717,000)
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects (no tax effect in 2004, 2003 and 2002)	(1,978,000)	(1,841,000)	(2,768,000)

Pro forma net loss	$(1,271,000)	$(2,196,000)	$(7,485,000)

Net income (loss) per common equivalent share:
Basic — as reported	$0.05	$(0.03)	$(0.37)
Diluted — as reported	$0.05	$(0.03)	$(0.37)
Basic — pro-forma	$(0.10)	$(0.17)	$(0.58)
Diluted — pro-forma	$(0.10)	$(0.17)	$(0.58)

Lifecore Biomedical, Inc. and Subsidiaries

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

     The weighted average fair value of options granted in 2004, 2003 and 2002 was $6.48, $7.62 and $7.66 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002, respectively: no dividend yield; risk-free rate of return of 3.8%, 6%, 6%; volatility of 81.59%, 86.57% and 89.4%; and an average term of 6.15, 6.0, 6.0 years. These effects may not be representative of the future effects of applying the fair value method.

NOTE B – LINE OF CREDIT

     The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 4.00% and 4.25% at June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). At June 30, 2004 and 2003, the Company was in compliance with all covenants.

NOTE C — LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

	As of June 30,
	2004	2003
Industrial development revenue bonds	$5,986,000	$6,125,000
Less current maturities	(177,000)	(156,000)

	$5,809,000	$5,969,000

Industrial Development Revenue Bonds

     In 1990, the Company completed a $7,000,000 transaction to finance its manufacturing and administrative facility through the issuance of 30-year industrial development revenue bonds by the municipality where the facility is located. The bonds are collateralized by a first mortgage on the facility and bear interest at 10.25%. The Company is required to make debt service payments on the bonds of approximately $775,000 per year through 2021. The payments are required to be made monthly to a sinking fund. At June 30, 2004 and 2003, the Company had approximately $700,000 on deposit with the bond trustee to cover the reserve fund requirement.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE C — LONG-TERM OBLIGATIONS — (continued)

     The Company has the right to redeem the bonds upon the payment of the outstanding principal balance plus accrued interest and a premium. The premium is 2% of the principal amount during the year commencing September 1, 2004 and declines during subsequent years.

     The terms of the loan agreement require the Company to comply with various financial covenants including minimum current ratio, fixed charges coverage and cash flow coverage requirements and maximum debt to net worth limitation. The fixed charges coverage and cash flow coverage requirements have been waived by the bondholder through fiscal 2005. The debt to net worth ratio covenant has the effect of restricting the payment of cash dividends or repurchases of common stock.

     The aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:

2005	$177,000
2006	180,000
2007	195,000
2008	220,000
2009	240,000
Thereafter	4,974,000

$5,986,000

     Subsequent to the end of the year, on August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds is $5,630,000 and the bonds will bear interest at a variable rate set weekly by the bond Remarketing Agent (1.28% on date of closing). The bonds are collateralized by a Bank Letter of Credit which is secured by a first mortgage on the facility. The Company is required to make monthly principal and interest payments to a sinking fund. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). In addition, the Company will pay an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. The five year scheduled maturity of this new issuance beginning 2005 and ending in 2009 is: $280,000, $285,000, $290,000, $305,000, $315,000; and $4,155,000 thereafter. As a result of calling the fixed rate bonds for redemption the Company incurred an early redemption premium of approximately $120,000 and wrote off unamortized deferred financing costs of approximately $170,000 both of which will be recorded in the first quarter of fiscal 2005 as additional interest expense. Deferred financing costs associated with the newly issued bonds of approximately $160,000 will be amortized over the life of the new bonds which are scheduled to be fully repaid in 2020.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE D — INCOME TAXES

     The provision for income taxes consists of the following at June 30:

	2004	2003	2002
Current
Federal	$23,000	$—	$—
State	—	—	—
Foreign	144,000	87,000	37,000
Deferred	—	—	—

	$167,000	$87,000	$37,000

     Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Deferred tax assets (liabilities) consist of the following at June 30:

	2004	2003
Deferred tax assets
Net operating loss carryforward	$11,322,000	$11,674,000
Tax credit carryforward	1,054,000	934,000
Inventories	1,892,000	1,338,000
Other	434,000	384,000

Total deferred tax assets	14,702,000	14,330,000
Deferred tax liabilities
Depreciation	(805,000)	(802,000)
Prepaid expenses	(197,000)	—
Customer list	(20,000)	(59,000)

Total deferred tax liabilities	(1,022,000)	(861,000)

Net deferred tax asset before valuation allowance	13,680,000	13,469,000
Valuation allowance	(13,680,000)	(13,469,000)

Net deferred tax asset	$—	$—

     The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of historical earnings. The Company will continue to assess the valuation allowance and to the extent it is determined the allowance is no longer required, the tax benefit of remaining deferred tax assets will be recognized in the future.

     At June 30, 2004, the Company had net operating loss carryforwards of approximately $28,800,000 for Federal tax reporting purposes, which expire from 2007 through 2024. Included as part of the Company’s net operating loss carryforwards are approximately $2,000,000 in tax deductions that resulted from the exercise of stock options. When the loss carryforwards are realized the corresponding changes in the valuation allowance will be recorded as additional paid-in capital.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE D — INCOME TAXES — (continued)

     The Company also has general business credit carryforwards of approximately $1,054,000, which expire from 2007 through 2019.

     Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to loss before income taxes are as follows for fiscal years ending June 30:

	2004	2003	2002
Statutory income tax rate	34.0%	(34.0)%	(34.0)%
Research and development credits	(13.7)%	(85.1)%	(8.7)%
Foreign sales deduction	(30.5)%	(95.1)%	(5.0)%
Other permanent differences	7.8%	19.1%	0.9%
Expiration of net operating loss	0.0%	0.0%	11.9%
Change in valuation allowance	24.1%	227.7%	35.6%
Other	(2.6)%	0.0%	0.0%

	19.1%	32.5%	0.8%

NOTE E — SHAREHOLDERS’ EQUITY

Issuance of Stock

     On October 8, 2001, the Company issued 21,647 shares of common stock with an aggregate value of $208,000 as the final payment under a consulting agreement relating to the development of the Company’s e-Commerce website.

     On July 2, 2001, the Company issued 69,597 shares of common stock with an aggregate value of $347,000, in connection with the acquisition of shares of Lifecore Biomedical AB held by two individuals.

Stock Option Plans

     The Company has three stock option plans. In November 1990, the shareholders adopted the 1990 Stock Plan (the “1990 Plan”) to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1990 Plan. In November 1993, the 1990 Plan was amended to provide for a total of 1,000,000 shares of common stock reserved for issuance under the 1990 Plan. In November 1996, the shareholders adopted the 1996 Stock Plan (the “1996 Plan”) to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1996 Plan. A total of 3,000,000 shares of common stock are reserved for issuance under the 1996 Plan. In November 2003, the shareholders adopted the 2003 Stock Plan (the “2003 Plan”) to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 2003 Plan. A total of 1,000,000 shares of common stock are reserved for issuance under the 2003 Plan. No stock options have been issued under the 2003 Plan. Options will be granted under all plans at exercise prices that are determined by a committee appointed by the Board of Directors. Options granted to date under all plans have been at exercise prices equal to the fair market value of the Company’s stock on the date of grant. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE E — SHAREHOLDERS’ EQUITY — (continued)

     Option transactions under the 1990 and 1996 Stock Option Plans during the three years ended June 30, 2004 are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at June 30, 2001	2,723,073	$12.27
Granted	325,900	7.66
Exercised	(70,860)	7.45
Canceled	(154,903)	13.13

Outstanding at June 30, 2002	2,823,210	11.87
Granted	203,267	7.62
Exercised	(17,575)	6.41
Canceled	(70,599)	11.46

Outstanding at June 30, 2003	2,938,303	11.66
Granted	342,000	6.48
Exercised	(46,341)	5.07
Canceled	(482,322)	10.48

Outstanding at June 30, 2004	2,751,640	$11.28

	Number of	Weighted Average
	Shares	Exercise Price
Options exercisable at June 30:
2004	2,329,865	$11.62
2003	2,213,838	12.10
2002	1,884,541	12.63

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE E — SHAREHOLDERS’ EQUITY — (continued)

     The following tables summarize information concerning currently outstanding and exercisable stock options.

Options Outstanding
Range of	Number	Weighted Average Remaining	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price
$ 3.55 - 5.82	158,050	6.4 years	$5.24
5.83 - 8.75	1,148,945	5.5 years	7.49
8.76 - 13.12	344,146	5.1 years	10.02
13.13 - 19.68	1,066,499	1.4 years	16.33
19.69 - 23.38	34,000	3.5 years	21.53

	2,751,640		$11.28

Options Outstanding
		Options Exercisable
Range of	Number	Weighted Average
Exercise Price	Exercisable	Exercise Price
$ 3.55 - 5.82	88,875	$5.25
5.83 - 8.75	919,845	7.45
8.76 - 13.12	280,396	9.98
13.13 - 19.68	1,026,249	16.22
19.69 - 23.38	14,500	21.33

	2,329,865	$11.62

Employee Stock Purchase Savings Plan

     The 1990 Employee Stock Purchase Savings Plan (“ESPSP”) provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the anniversary date of such plan’s commencement or the termination date of the plan, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan year to purchase the stock. Since inception of the ESPSP a total of 149,828 shares have been issued, including 26,511 shares for approximately $126,000 in 2002 and 6,178 shares for approximately $29,000 in 2001. The ESPSP was terminated in 2002 because 149,828 shares of the 150,000 shares authorized for the plan had been issued.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE E — SHAREHOLDERS’ EQUITY — (continued)

Shareholder Rights Plan

     In May 1996 the Board of Directors unanimously adopted a shareholder rights plan designed to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of any proposal to acquire the Company. The Board declared a distribution of one Right for each share of common stock outstanding on June 15, 1996. Each Right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of Lifecore at an initial exercise price of $110.00. Initially, the Rights are attached to the common stock and are not exercisable. They become exercisable only following the acquisition by a person or group, without the prior consent of the Company’s Board of Directors, of 15 percent or more of the Company’s voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 15 percent or more of the Company’s voting stock.

     In the event that the Rights become exercisable, each Right will entitle the holder to purchase, at the exercise price, common stock with a market value equal to twice the exercise price and, should the Company be acquired, each Right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Rights that are owned by the acquiring person would become void. In certain specified instances, the Company may redeem the Rights. If not redeemed, the Rights will expire on June 15, 2006.

NOTE F — COMMITMENTS AND CONTINGENCIES

Royalty Agreements

     The Company has entered into agreements that provide for royalty payments based on a percentage of net sales of certain products. Royalty expense under these agreements was $184,000, $128,000 and $148,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Severance Agreements

     The Company has an agreement with each officer that provides severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum potential liability under these agreements at June 30, 2004 was approximately $985,000.

NOTE G — EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit sharing plan for eligible employees. The Company, at the discretion of the Board of Directors, may set a matching percentage that is proportionate to the amount of the employees’ elective contributions each year. During the years ended June 30, 2004, 2003 and 2002, the Board of Directors authorized a company matching contribution to the plan of $92,000, $81,000 and $65,000, respectively.

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE H — SEGMENT INFORMATION

     The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products in the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to one customer under such agreements were 16%, 16% and 14% of total sales in 2004, 2003 and 2002, respectively. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Italy, Germany and Sweden and primarily through distributorship arrangements in other foreign locations. Sales to customers located principally in Europe accounted for 44%, 35% and 31% of total Company sales during the years ended June 30, 2004, 2003 and 2002, respectively.

     Segment information for the Company is as follows:

	Year ended June 30,
	2004	2003	2002
Net sales
Hyaluronan products	$15,719,000	$15,659,000	$15,244,000
Oral restorative products	31,317,000	26,782,000	23,550,000

	$47,036,000	$42,441,000	$38,794,000

Operating income (loss)
Hyaluronan products	$(379,000)	$33,000	$(2,959,000)
Oral restorative products	1,123,000	66,000	(1,037,000)

	$744,000	$99,000	$(3,996,000)

Capital expenditures
Hyaluronan products	$369,000	$444,000	$637,000
Oral restorative products	297,000	300,000	324,000

	$666,000	$744,000	$961,000

Depreciation and amortization expense
Hyaluronan products	$1,823,000	$2,120,000	$2,070,000
Oral restorative products	697,000	724,000	870,000

	$2,520,000	$2,844,000	$2,940,000

	As of June 30,
	2004	2003
Identifiable assets
Hyaluronan products	$31,899,000	$35,433,000
Oral restorative products	20,847,000	18,708,000
General corporate	7,572,000	4,211,000

	$60,318,000	$58,352,000

Lifecore Biomedical, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE I — AGREEMENTS

     Lifecore and ETHICON, INC. (“ETHICON”) have entered into a Conveyance, License, Development and Supply Agreement (the “ETHICON Agreement”) whereby ETHICON transferred to Lifecore its ownership in certain technology related to research and development previously conducted on the Company’s sodium hyaluronan material. The technology transferred to Lifecore includes written technical documents related to ETHICON’s research and development of a product to inhibit the formation of postsurgical adhesions. These documents include product specifications, methods and techniques, technology, know-how and certain patents. Lifecore assumed responsibility for continuing the anti-adhesion development project, including conducting a human gynecology clinical trial on GYNECARE INTERGEL* Adhesion Prevention Solution (“INTERGEL Solution”), a second-generation ferric hyaluronan-based product. Lifecore has granted ETHICON exclusive worldwide marketing rights to the products developed by Lifecore within defined fields of use through 2008. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from postmarketing experience with the product, including allegations of adverse events associated with off-label use in non-conservative surgical procedures (such as hysterectomies). The Company is working with ETHICON to complete the post-marketing evaluation and determine the opportunities for returning the product to market. Management does not believe there has been an impairment of hyaluronan assets as of June 30, 2004.

*Trademark of ETHICON

NOTE J — RESTRUCTURING PLAN

     During the fiscal year ended June 30, 2004, the Company announced and implemented a restructuring plan (the “Restructuring Plan”). The Restructuring Plan was implemented to bolster future profitability by aligning resources for future revenue growth. The Restructuring Plan included a workforce reduction of 10% and resulted in a one-time restructuring charge of $1,136,000. The components of the restructuring charge for the fiscal year were $1,072,000 for employee severance costs and $64,000 for outplacement fees.

     The following table summarizes the Restructuring Plan accrual, which is included in Accrued expenses:

	Employee
	Severance	Outplacement
	Costs	Fees	Total
Balances at June 30, 2003	—	—	—
Restructuring charges	1,072,000	64,000	1,136,000
Amounts utilized	(621,000)	(38,000)	(659,000)

Balances at June 30, 2004	$451,000	$26,000	$477,000

NOTE K — LEGAL PROCEEDINGS

     Lifecore is a party in 41 pending lawsuits filed by 37 different plaintiffs, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. ETHICON is currently defending Lifecore in each of these lawsuits. Lifecore also has product liability insurance that it believes will cover these claims.

NOTE L — RECLASSIFICATIONS

     Certain 2002 and 2003 amounts have been reclassified to conform to the 2004 presentation.

Lifecore Biomedical, Inc. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at End
Description	of Period	Expenses	Accounts	Deductions		of Period
Year ended June 30, 2004
Accounts receivable allowance	$414,000	$194,000	$—	$(201,000	)(A)	$407,000
Year ended June 30, 2003
Accounts receivable allowance	325,000	171,000	—	(82,000	)(A)	414,000
Year ended June 30, 2002
Accounts receivable allowance	145,000	272,000	—	(92,000	)(A)	325,000

(A)	Deductions represent accounts receivable balances written-off during the year.

S-1

EXHIBIT INDEX

Description
2.1	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (Pursuant to Rule 24b-2, certain portions of this Exhibit have been deleted and filed separately with the Commission) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws, (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Indenture of Trust, dated as of August 1, 2004, between City of Chaska, Minnesota and Wells Fargo Bank, National Association

10.1	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.2	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.3*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.4	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (pursuant to Rule 24b-2, certain portions of this Exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.5*	1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement [File No. 333-18515])

10.6*	2003 Stock Incentive Plan

10.7	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company, (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.8	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2003)

10.9	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company

10.10	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc.

10.11	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association

10.12	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association

10.13	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank

10.14	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank

10.15	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank

10.16	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association

10.17	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Dennis J. Allingham pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of David M. Noel pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Dennis J. Allingham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David M. Noel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

*	Denotes management contract or compensatory plan, contract or arrangement.