Form 10-Q
period 2004-09-30
LIFECORE BIOMEDICAL INC
filed 2004-11-09
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑   No ☐

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 1, 2004 was 12,943,808 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2004 and June 30, 2004	2

	Condensed Consolidated Statements of Operations for Three Months Ended September 30, 2004 and 2003	3

	Condensed Consolidated Statements of Cash Flows for Three Months Ended September 30, 2004 and 2003	4

	Notes to Condensed Consolidated Financial Statements	5 - 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II.	Other Information

Item 1.	Legal Proceedings	15 - 16

Item 6.	Exhibits	17 - 18

Signatures		19

Exhibit Index		20 - 21
Form of Option Agreement for Employees' 1996 Stock Plan
Form of Option Agreement for Directors' 1996 Stock Plan
Form of Change of Control Agreement
Change of Control Agreement
Form of Noncompetition Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2004	2004
ASSETS
Current Assets
Cash and cash equivalents	$9,126,000	$8,553,000
Accounts receivable, less allowances	8,408,000	8,626,000
Inventories	10,436,000	9,491,000
Prepaid expenses	923,000	705,000

Total current assets	28,893,000	27,375,000
Property, plant and equipment
Land, building and equipment	45,892,000	45,398,000
Less accumulated depreciation	(22,715,000)	(22,200,000)

	23,177,000	23,198,000
Other Assets
Intangibles	4,508,000	4,513,000
Security deposits	7,000	837,000
Inventories	3,300,000	3,891,000
Other	582,000	504,000

	8,397,000	9,745,000

	$60,467,000	$60,318,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$277,000	$177,000
Accounts payable	1,893,000	2,467,000
Accrued compensation	1,064,000	1,362,000
Accrued expenses	1,700,000	1,677,000

Total current liabilities	4,934,000	5,683,000
Long-term obligations	5,330,000	5,809,000
Shareholders’ equity	50,203,000	48,826,000

	$60,467,000	$60,318,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2004	2003
Net sales	$12,195,000	$9,947,000
Cost of goods sold	4,986,000	4,769,000

Gross profit	7,209,000	5,178,000
Operating expenses
Research and development	848,000	1,259,000
Marketing and sales	3,215,000	3,173,000
General and administrative	1,467,000	1,561,000

	5,530,000	5,993,000

Operating income (loss)	1,679,000	(815,000)
Other income (expense)
Interest, net	(103,000)	(149,000)
Bond retirement expense	(290,000)	—
Currency transaction gains	85,000	125,000
Other	2,000	(4,000)

	(306,000)	(28,000)

Income (loss) before income taxes	1,373,000	(843,000)
Provision for income taxes	94,000	—

Net income (loss)	$1,279,000	$(843,000)

Net income (loss) per share
Basic	$0.10	$(0.07)

Diluted	$0.10	$(0.07)

Weighted average shares outstanding
Basic	12,932,606	12,889,113

Diluted	12,965,549	12,889,113

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,279,000	$(843,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	523,000	654,000
Allowance for doubtful accounts	139,000	29,000
Accumulated currency translation adjustment	92,000	(279,000)
Changes in operating assets and liabilities:
Accounts receivable	78,000	762,000
Inventories	(354,000)	(45,000)
Prepaid expenses	(219,000)	122,000
Accounts payable	(573,000)	267,000
Accrued liabilities	(275,000)	219,000

Net cash provided by operating activities	690,000	886,000
Cash flows from investing activities:
Purchases of property, plant and equipment	(493,000)	(101,000)
Decrease (increase) in security deposits	830,000	(2,000)
Decrease (increase) in other assets	(81,000)	110,000

Net cash provided by investing activities	256,000	7,000
Cash flows from financing activities:
Payments on long-term obligations	(23,000)	(42,000)
Issuance of industrial revenue bonds	5,630,000	—
Retirement of industrial revenue bonds	(5,986,000)	—
Proceeds from stock issuance	6,000	19,000

Net cash used in financing activities	(373,000)	(23,000)

Net increase in cash and cash equivalents	573,000	870,000
Cash and cash equivalents at beginning of period	8,553,000	4,211,000

Cash and cash equivalents at end of period	$9,126,000	$5,081,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$156,000	$208,000
Taxes	68,000	10,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

NOTE A – FINANCIAL INFORMATION

Lifecore Biomedical, Inc. (referred to in this report as “Lifecore” or the “Company”) manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through original equipment manufacturers and contract manufacturing alliances in ophthalmologic, orthopedic surgery, veterinary medicine and gynecologic fields. The Oral Restorative Division markets its products through direct sales in the United States, Italy, Germany and Sweden and through distributors in other foreign countries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004, the results of operations for the three month periods ended September 30, 2004 and 2003; and cash flows for the three month periods ended September 30, 2004 and 2003. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2004 has been derived from audited financial statements as of that date.

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

NOTE B – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The portion of finished hyaluronan powder inventory not expected to be consumed within the next twelve months is classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic, and oral restorative products. Inventories consist of the following:

	September 30,	June 30,
	2004	2004
Raw materials	$3,385,000	$2,756,000
Work in progress	490,000	416,000
Finished goods	9,861,000	10,210,000

	$13,736,000	$13,382,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2004

NOTE C – INTANGIBLE ASSETS

The Company does not amortize goodwill. The Company’s customer list was fully amortized as of June 30, 2004 and patents are amortized over their useful lives. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. As a result of such review, there was no impairment recorded for the three month period ended September 30, 2004.

     Intangibles consisted of the following at:

	September 30,	June 30,
	2004	2004
Goodwill	$8,245,000	$8,245,000
Customer list	725,000	725,000
Patents	387,000	387,000
Accumulated amortization	(4,849,000)	(4,844,000)

	$4,508,000	$4,513,000

NOTE D – LINE OF CREDIT

The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The credit facility agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at the prime rate, which was 4.75% at September 30, 2004. At September 30, 2004 and June 30, 2004, there were no balances outstanding under the line of credit. The terms of the credit facility agreement require the Company to comply with various financial covenants, including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At September 30, 2004 and June 30, 2004, the Company was in compliance with all covenants.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2004

NOTE E – STOCK PLAN INFORMATION

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

	Three months ended September 30,
	2004	2003
Net income (loss), as reported	$1,279,000	$(843,000)
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects (no tax effect in 2004 and 2003)	(200,000)	(90,000)

Pro forma net income (loss)	$1,079,000	$(933,000)

Net income (loss) per common equivalent share:
Basic — as reported	$0.10	$(0.07)
Diluted — as reported	$0.10	$(0.07)
Basic — pro-forma	$0.08	$(0.07)
Diluted — pro-forma	$0.08	$(0.07)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2004

NOTE F – NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three month period ended September 30, 2004, 32,943 shares of common stock equivalents were included in the computation of diluted net income per share. For the three month period ended September 30, 2003, the common share equivalents that would have been included in the computation of diluted net income per share were 32,614 had net income been achieved.

Options to purchase 1,343,978 shares of common stock with a weighted average exercise price of $11.20 for the three-month period ended September 30, 2004 and options to purchase 2,606,332 shares of common stock with a weighted average exercise price of $12.34 for the three-month period ended September 30, 2003 were outstanding but were not included in the calculation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

NOTE G – SEGMENT INFORMATION

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

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2004. Segment information for sales and income (loss) from operations are as follows:

	Three months ended September 30,
	2004	2003
Net sales
Hyaluronan products	$4,637,000	$3,558,000
Oral restorative products	7,558,000	6,389,000

	$12,195,000	$9,947,000

Income (loss) from operations
Hyaluronan products	$1,319,000	$(574,000)
Oral restorative products	360,000	(241,000)

	$1,679,000	$(815,000)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2004

NOTE H – AGREEMENTS

On September 20, 2004, the Company secured worldwide marketing rights to its ferric hyaluronan adhesion prevention product from Ethicon, Inc. Lifecore’s product, which was previously marketed by Gynecare, a division of Ethicon, Inc. (“Gynecare”), under the trademark GYNECARE INTERGEL Adhesion Prevention Solution, was voluntarily withdrawn from the market by Gynecare on March 27, 2003 to assess information obtained from its usage in the treatment of patients. Under the agreement, Gynecare will have no responsibility for any aspect of the future manufacture, marketing, sale or distribution of the product nor will it derive any financial benefit therefrom.

NOTE I – LEGAL PROCEEDINGS

Lifecore is a party in 47 pending lawsuits filed by 43 different plaintiffs, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. ETHICON is currently defending Lifecore in each of these lawsuits. Lifecore also has products liability insurance that it believes will cover these claims.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions in certain circumstances that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:

The Company recognizes revenue when the product is shipped, or otherwise accepted by unaffiliated customers, pursuant to customers orders, the price is fixed and collection is reasonably assured. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

The Company’s performance continues to be positively affected by revenue growth in both the Oral Restorative Division and the Hyaluronan Division. Continued unused manufacturing capacity charges resulting from reduced hyaluronan production levels have negatively impacted the Hyaluronan Division operating results. Further, the financial leverage gained by the reduction of regulatory consulting expenses and the workforce reduction in fiscal 2004 has had a positive impact on operating results. The above factors are applicable to the three month period ended September 30, 2004.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2004	2003	2004	2003	2004	2003
Net sales	$4,637,000	$3,558,000	$7,558,000	$6,389,000	$12,195,000	$9,947,000
Cost of goods sold	2,086,000	2,369,000	2,900,000	2,400,000	4,986,000	4,769,000

Gross profit	2,551,000	1,189,000	4,658,000	3,989,000	7,209,000	5,178,000
Operating expenses Research and development	604,000	1,019,000	244,000	240,000	848,000	1,259,000
Marketing and sales	92,000	127,000	3,123,000	3,046,000	3,215,000	3,173,000
General and administrative	536,000	617,000	931,000	944,000	1,467,000	1,561,000

	1,232,000	1,763,000	4,298,000	4,230,000	5,530,000	5,993,000

Operating income (loss)	$1,319,000	$(574,000)	$360,000	$(241,000)	$1,679,000	$(815,000)

Net sales for the quarter ended September 30, 2004 increased $2,248,000 or 23% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $1,079,000 or 30% as compared to the same quarter of last fiscal year due to increased ophthalmic and orthopedic sales. Oral restorative product sales for the current quarter increased $1,169,000 or 18% compared to the same quarter of last fiscal year. Domestic sales increased 24% and international sales increased 12% as compared to the same quarter of last fiscal year. Favorable foreign currency comparisons increased international sales by $132,000 over the same quarter of last fiscal year.

Consolidated gross margin increased to 59% for the current quarter from 52% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division increased to 55%, from a gross margin of 33%, due to a favorable product mix and decreased unused manufacturing capacity charges associated with increased production. The gross margin for the Oral Restorative Division was 62% for the current quarter, which is comparable to the same quarter of last fiscal year.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Research and development expenses decreased $411,000 or 33% in the current quarter as compared to the same quarter of last fis cal year. The decrease is due to the decline in regulatory consulting and professional fees associated with the market withdrawal of INTERGEL Solution in March 2003.

Marketing and sales expenses increased $42,000 or 1% in the current quarter as compared to the same quarter of last fiscal year due to increased costs associated with expansion of the Oral Restorative Division’s domestic sales force and international operations.

General and administrative expenses decreased $94,000 or 6% for the current quarter as compared to the same quarter of last fiscal year. The decrease resulted from the workforce reduction in the third quarter of fiscal 2004.

Other income (expense), as shown on the Condensed Consolidated Statements of Operations, increased $278,000 for the current quarter as compared to the same quarter of last fiscal year. The increase is due to bond retirement expense of $290,000, which resulted from the refinancing of industrial revenue bonds.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2004 contains a detailed discussion of Lifecore’s liquidity and capital resources. Investors should read the 2004 Form 10-K in conjunction with this Quarterly Report on Form 10-Q.

For the three month period ended September 30, 2004, the Company had positive cash flow from operations of $690,000. Cash flow from operations was positive in fiscal years 2004, 2003 and 2002. Charges for unused manufacturing capacity associated with the Company’s hyaluronan production have negatively impacted operating results in the current fiscal year. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level due to continued international expansion and increased personnel costs.

The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2005. The credit facility agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Interest is accrued at the prime rate which was 4.75% at September 30, 2004. At September 30, 2004 and June 30, 2004, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants, including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At September 30, 2004 and June 30, 2004, the Company was in compliance with all covenants.

On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds is $5,630,000, and the bonds will bear interest at a variable rate set weekly by the bond remarketing agent (1.69% as of September 30, 2004). In addition, the Company will pay an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The Company is required to make monthly principal and interest payments to a sinking fund. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). As of September 30, 2004, the Company was in compliance with all covenants.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company’s ability to generate positive cash flow from operations and achieve ongoing profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products, the early stage of certain of these markets and the uncertainty associated with the future market status of the Company’s adhesion prevention product. Similarly, expansion of the Company’s Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. The Company expects its cash generated from anticipated operations and the available funds under the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations. While the Company’s capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.

The Company does not have any material “off-balance sheet” financing activities.

Cautionary Statement

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, that are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues, expense levels and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected or in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) obtaining the necessary regulatory approvals for new hyaluronan and oral restorative products; (ii) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (iii) intense competition in the markets for the Company’s principal products; and (iv) the uncertainty associated with the future market status of the Company’s adhesion prevention product. Investors are referred to a more detailed discussion of the risks presented in Exhibit 99.1 to the Company’s Annual Report on Form 10-K.

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

On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds is $5,630,000, and the bonds will bear interest at a variable rate set weekly by the bond remarketing agent (1.69% as of September 30, 2004). A ten percent change in this variable rate would be approximately $10,000 annually.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Lifecore has been named as a defendant in 47 product liability lawsuits filed by 43 different plaintiffs (four plaintiffs have filed more than one case) alleging that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. Lifecore has been served in the following cases as of November 8, 2004:

1.	Linda Authement and Michael Ray Lavergne v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

2.	Susan Bethers v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

3.	Barbara Black v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/16/04

4.	Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Northern District of California); served 9/15/03

5.	Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Superior Court of the State of California, County of Alameda); served 2/4/04

6.	Nancy Susan Drinkwitz v. Lifecore Biomedical, Inc., Johnson & Johnson, Ethicon, Inc. and Gynecare Worldwide (Carver County District Court, State of Minnesota); served 8/20/04

7.	April Ferrell and Michael Ferrell, Jr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc., (Florida); served 8/20/04

8.	Michelle Frosh Bernard v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

9.	Pamela Gregory and Darrell Gregory v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida);served 8/20/04

10.	Misty Langfitt v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

11.	Kristin Manning v. Johnson & Johnson, Ethicon, Inc., d/b/a Gynecare Worldwide and Lifecore Biomedical, Inc. (D. Kansas); served 1/29/04

12.	Elizabeth M. Manning v. Lifecore Biomedical, Inc., Johnson & Johnson, Ethicon, Inc. and Gynecare Worldwide (Carver County District Court, State of Minnesota) — this case was settled in June 2004

13.	Marie McCabe and Scott McCabe v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); 10/29/04 (A. Complaint)

14.	Antoinette McNeil v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

15.	Lauria Nuccio and Dominic Nuccio Sr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

16.	Tammy Philibert and Rudolph Philibert v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

17.	Melissa Powers v. Gynecare Through Ethicon, Inc., Johnson & Johnson, Lifecore Biomedical, Inc. and George B. Morris, IV, M.D. (Civil District Court for the Parish of Orleans, State of Louisiana); served 6/3/04

18.	Rebecca J. Rezendes v. Lifecore Biomedical, Inc., Johnson &Johnson, Ethicon, Inc. and Gynecare Worldwide; served 6/4/04

19.	Natalie M. Sanders v. Johnson & Johnson, Inc., Gynecare Worldwide, Ethicon, Inc., and Lifecore Biomedical, Inc. (District of New Jersey); served 5/21/04

20.	Monika Shumbo-Poissant v. Lifecore Biomedical, Inc., et al. (Superior Court of Connecticut); served 7/19/04

21.	Siobhan Sprecace and David Sprecace v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

22.	Heather Strauch v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

23.	Charmaine Wickwire and Michael Steven Wickwire, Sr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

24.	Marisol Suarez Saiz v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/8/04

25.	Dianna Shirley v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/8/04

26.	Stephanie Succar v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/8/04

27.	Joanne Thorpe v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/8/04

     ETHICON is defending Lifecore in the above-listed lawsuits.

     Lifecore has also received claim letters alleging claims similar to the complaints listed above as follows:

1.	Heather Dunne, letter dated October 9, 2003

2.	Margery LeRoux, letter dated September 9, 2003

3.	Kenna Schaller, letter dated July 10, 2003

4.	Julia Smith, letter dated May 10, 2004

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8- A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Form of Option Agreement for employees under the Lifecore Biomedical, Inc. 1996 Stock Plan

10.2	Form of Option Agreement for directors under the Lifecore Biomedical, Inc. 1996 Stock Plan

10.3	Form of Change of Control Agreement between the Company and certain executive officers

10.4	Change of Control Agreement, dated as of June 17, 2004, between the Company and Dennis J. Allingham

10.5	Form of Noncompetition Agreement between the Company and certain executive officers

10.6	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company (incorporated by reference to Exhibit 10.9 to Form 10-k for the year ended June 30, 2004)

10.7	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-k for the year ended June 30, 2004)

10.8	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Form 10-k for the year ended June 30, 2004)

10.9	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to Form 10-k for the year ended June 30, 2004)

10.10	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.13 to Form 10-k for the year ended June 30, 2004)

10.11	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.14 to Form 10-k for the year ended June 30, 2004)

10.12	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.15 to Form 10-k for the year ended June 30, 2004)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

10.13	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 to Form 10-k for the year ended June 30, 2004)

10.14	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-k for the year ended June 30, 2004)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.
By:

Dated: November 9, 2004	/s/ Dennis J. Allingham
Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director (duly authorized officer)

Dated: November 9, 2004	/s/ David M. Noel
David M. Noel
Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8- A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Form of Option Agreement for employees under the Lifecore Biomedical, Inc. 1996 Stock Plan

10.2	Form of Option Agreement for directors under the Lifecore Biomedical, Inc. 1996 Stock Plan

10.3	Form of Change of Control Agreement between the Company and certain executive officers

10.4	Change of Control Agreement, dated as of June 17, 2004, between the Company and Dennis J. Allingham

10.5	Form of Noncompetition Agreement between the Company and certain executive officers

10.6	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company (incorporated by reference to Exhibit 10.9 to Form 10-k for the year ended June 30, 2004)

10.7	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-k for the year ended June 30, 2004)

10.8	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Form 10-k for the year ended June 30, 2004)

10.9	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to Form 10-k for the year ended June 30, 2004)

10.10	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.13 to Form 10-k for the year ended June 30, 2004)

10.11	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.14 to Form 10-k for the year ended June 30, 2004)

10.12	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.15 to Form 10-k for the year ended June 30, 2004)

10.13	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 to Form 10-k for the year ended June 30, 2004)

10.14	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-k for the year ended June 30, 2004)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002