Form 10-Q
period 2004-12-31
LIFECORE BIOMEDICAL INC
filed 2005-02-09
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

Yes ☑ No

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 1, 2005 was 12,979,058 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2004	2004
ASSETS
Current Assets
Cash and cash equivalents	$11,557,000	$8,553,000
Accounts receivable, less allowances	9,022,000	8,626,000
Inventories	10,330,000	9,491,000
Prepaid expenses	1,013,000	705,000

Total current assets	31,922,000	27,375,000

Property, plant and equipment
Land, building and equipment	46,190,000	45,398,000
Less accumulated depreciation	(23,221,000)	(22,200,000)

	22,969,000	23,198,000

Other Assets
Intangibles	4,502,000	4,513,000
Security deposits	7,000	837,000
Inventories	3,035,000	3,891,000
Other	601,000	504,000

	8,145,000	9,745,000

	$63,036,000	$60,318,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$277,000	$177,000
Accounts payable	1,650,000	2,467,000
Accrued compensation	1,441,000	1,362,000
Accrued expenses	1,579,000	1,677,000

Total current liabilities	4,947,000	5,683,000

Long-term obligations	5,236,000	5,809,000
Shareholders’ equity	52,853,000	48,826,000

	$63,036,000	$60,318,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net sales	$14,093,000	$11,558,000	$26,288,000	$21,505,000
Cost of goods sold	5,330,000	4,863,000	10,316,000	9,632,000

Gross profit	8,763,000	6,695,000	15,972,000	11,873,000

Operating expenses
Research and development	1,171,000	1,245,000	2,019,000	2,504,000
Marketing and sales	3,837,000	3,301,000	7,052,000	6,474,000
General and administrative	1,579,000	1,690,000	3,046,000	3,251,000

	6,587,000	6,236,000	12,117,000	12,229,000

Operating income (loss)	2,176,000	459,000	3,855,000	(356,000)

Other income (expense)
Interest income	32,000	6,000	42,000	12,000
Interest expense	(55,000)	(154,000)	(168,000)	(309,000)
Bond retirement expense	—	—	(290,000)	—
Currency transaction gains	113,000	274,000	198,000	398,000
Other	250,000	12,000	252,000	9,000

	340,000	138,000	34,000	110,000

Income (loss) before income taxes	2,516,000	597,000	3,889,000	(246,000)

Provision for income taxes	136,000	—	230,000	—

Net income (loss)	$2,380,000	$597,000	$3,659,000	$(246,000)

Net income (loss) per share
Basic	$0.18	$0.05	$0.28	$(0.02)

Diluted	$0.18	$0.05	$0.28	$(0.02)

Weighted average shares outstanding
Basic	12,945,903	12,891,083	12,939,254	12,890,098

Diluted	13,270,519	12,938,352	13,115,195	12,890,098

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,659,000	$(246,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,038,000	1,310,000
Allowance for doubtful accounts	279,000	(77,000)
Stock compensation	21,000	—
Accumulated currency translation adjustment	243,000	(108,000)
Changes in operating assets and liabilities:
Accounts receivable	(676,000)	105,000
Inventories	17,000	33,000
Prepaid expenses	(308,000)	218,000
Accounts payable	(817,000)	(400,000)
Accrued liabilities	(19,000)	58,000

Net cash provided by operating activities	3,437,000	893,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(792,000)	(192,000)
Refunds of (payments for) security deposits	830,000	(4,000)
Other	(102,000)	158,000

Net cash used in investing activities	(64,000)	(38,000)

Cash flows from financing activities:
Payments on long-term obligations	(117,000)	(79,000)
Issuance of industrial revenue bonds	5,630,000	—
Retirement of industrial revenue bonds	(5,986,000)	—
Proceeds from stock issuance	104,000	24,000

Net cash used in financing activities	(369,000)	(55,000)

Net increase in cash and cash equivalents	3,004,000	800,000
Cash and cash equivalents at beginning of period	8,553,000	4,211,000

Cash and cash equivalents at end of period	$11,557,000	$5,011,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$210,000	$362,000
Taxes	262,000	38,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2004, the results of operations for the three month and six month periods ended December 31, 2004 and 2003; and cash flows for the six month periods ended December 31, 2004 and 2003. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2004 has been derived from audited financial statements as of that date.

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

NOTE B – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The portion of finished hyaluronan powder inventory not expected to be consumed within the next twelve months is classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic, and oral restorative products. Inventories consist of the following:

	December 31,	June 30,
	2004	2004
Raw materials	$3,219,000	$2,756,000
Work in progress	314,000	416,000
Finished goods	9,832,000	10,210,000

	$13,365,000	$13,382,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2004

NOTE C – INTANGIBLE ASSETS

The Company does not amortize goodwill. The Company’s patents are amortized over their useful lives. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. As a result of such review, there was no impairment recorded for the six month period ended December 31, 2004.

     Intangibles consisted of the following at:

	December 31,	June 30,
	2004	2004
Goodwill	$4,352,000	$4,352,000
Patents	387,000	387,000
Accumulated amortization	(237,000)	(226,000)

	$4,502,000	$4,513,000

NOTE D – LINE OF CREDIT

On November 17, 2004, the Company renewed its $5,000,000 bank credit facility to extend the maturity date to December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Under the renewed credit facility, interest will accrue at the prime rate (5.25% at December 31, 2004) minus .5% or LIBOR (2.42% at December 31, 2004) plus 2.25% at the Company’s option. At December 31, 2004 and June 30, 2004, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants, including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At December 31, 2004 and June 30, 2004, the Company was in compliance with all covenants.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2004

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

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$2,380,000	$597,000	$3,659,000	$(246,000)
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects (no tax effect in 2004 and 2003)	(198,000)	(3,000)	(398,000)	(93,000)

Pro forma net income (loss)	$2,182,000	$594,000	$3,261,000	$(339,000)

Net income (loss) per common equivalent share:
Basic — as reported	$0.18	$0.05	$0.28	$(0.02)
Diluted — as reported	$0.18	$0.05	$0.28	$(0.02)
Basic — pro-forma	$0.17	$0.05	$0.25	$(0.03)
Diluted — pro-forma	$0.16	$0.05	$0.25	$(0.03)

NOTE F – NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and restricted stock, when dilutive. For the three and six month periods ended December 31, 2004, 324,616 shares and 175,941 shares of common stock equivalents, respectively, were included in the computation of diluted net income per share. For the three month period ended December 31, 2003, 47,269 shares of common stock equivalents were included in the computation of diluted net income per share. For the six month period ended December 31, 2003, 38,720 common share equivalents would have been included in the computation of diluted net income per share had net income been achieved.

Options to purchase 626,668 and 1,018,918 shares of common stock with a weighted average exercise price of $14.75 and $12.41 for the three-month and six-month periods ended December 31, 2004, respectively, and options to purchase 2,435,416 and 2,437,791 shares of common stock with a weighted average exercise price of $12.29 and $12.29 for the three-month and six-month periods ended December 31, 2003, respectively, were outstanding but were not included in the calculation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2004

NOTE G – SEGMENT INFORMATION

The Company operates in two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to ongoing supply agreements. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Germany, Italy and Sweden and primarily through distributorship arrangements in other foreign locations.

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2004. Segment information for sales and income (loss) from operations are as follows:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net sales
Hyaluronan products	$4,510,000	$3,545,000	$9,147,000	$7,103,000
Oral restorative products	9,583,000	8,013,000	17,141,000	14,402,000

	$14,093,000	$11,558,000	$26,288,000	$21,505,000

Income (loss) from operations
Hyaluronan products	$853,000	$(62,000)	$2,172,000	$(636,000)
Oral restorative products	1,323,000	521,000	1,683,000	280,000

	$2,176,000	$459,000	$3,855,000	$(356,000)

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company’s existing policies with regard to inventory accounting are consistent with the provisions of SFAS 151 and the adoption of SFAS 151 is not expected to have a material impact on the valuation of inventory or operating results.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for all interim or annual periods beginning after June 15, 2005. The Company will adopt this standard July 1, 2005. Management believes it will have a significant impact due to the Company’s use of options as employee incentives but has not yet determined the impact on earnings.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2004

NOTE I – AGREEMENTS

On September 20, 2004, the Company secured worldwide marketing rights to its ferric hyaluronan adhesion prevention product from Ethicon, Inc. Lifecore’s product, which was previously marketed by Gynecare, a division of Ethicon, Inc. (“Gynecare”), under the trademark GYNECARE INTERGEL Adhesion Prevention Solution, was voluntarily withdrawn from the market by Gynecare on March 27, 2003 to assess information obtained from its usage in the treatment of patients. Under the agreement, Gynecare will have no responsibility for any aspect of the future manufacture, marketing, sale or distribution of the product nor will it derive any financial benefit therefrom. A payment of $250,000, included in other income, was received during the second quarter from Ethicon, Inc. in conjunction with the above mentioned agreement.

NOTE J – LEGAL PROCEEDINGS

Lifecore is a party in 54 pending lawsuits filed by 50 different plaintiffs, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. ETHICON is currently defending Lifecore in each of these lawsuits. Lifecore also has product liability insurance that it believes will cover these claims.

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

Goodwill, Intangibles and Other Long-Lived Assets:

Intangibles and certain other long-lived assets with a definite life are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue.

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

The Company’s performance continues to be positively affected by revenue growth in both the Oral Restorative Division and the Hyaluronan Division. Continued unused manufacturing capacity charges resulting from reduced hyaluronan production levels have negatively impacted the Hyaluronan Division operating results. Offsetting this impact, the financial leverage gained by the reduction of regulatory consulting expenses and the workforce reduction in fiscal 2004 has had a positive impact on operating results. The above factors are applicable to the three month and six month periods ended December 31, 2004.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2004	2003	2004	2003	2004	2003
Net sales	$4,510,000	$3,545,000	$9,583,000	$8,013,000	$14,093,000	$11,558,000
Cost of goods sold	2,091,000	1,903,000	3,239,000	2,960,000	5,330,000	4,863,000

Gross profit	2,419,000	1,642,000	6,344,000	5,053,000	8,763,000	6,695,000

Operating expenses
Research and development	895,000	975,000	276,000	270,000	1,171,000	1,245,000
Marketing and sales	150,000	136,000	3,687,000	3,165,000	3,837,000	3,301,000
General and administrative	521,000	593,000	1,058,000	1,097,000	1,579,000	1,690,000

	1,566,000	1,704,000	5,021,000	4,532,000	6,587,000	6,236,000

Operating income (loss)	$853,000	$(62,000)	$1,323,000	$521,000	$2,176,000	$459,000

Net sales for the quarter ended December 31, 2004 increased $2,535,000 or 22% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $965,000 or 27% as compared to the same quarter of last fiscal year due to increased ophthalmic and orthopedic sales. Oral restorative product sales for the current quarter increased $1,570,000 or 20% compared to the same quarter of last fiscal year. Domestic sales increased 22% and international sales increased 18% as compared to the same quarter of last fiscal year. Favorable foreign currency comparisons increased international sales by $172,000 over the same quarter of last fiscal year.

Consolidated gross margin increased to 62% for the current quarter from 58% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division increased to 54%, from a gross margin of 46%, due to a favorable product mix and decreased unused manufacturing capacity charges associated with increased production. The gross margin for the Oral Restorative Division was 66% for the current quarter compared to 63% for the same quarter of last fiscal year.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Research and development expenses decreased $74,000 or 6% in the current quarter as compared to the same quarter of last fiscal year. The decrease is due to the decline in regulatory consulting and professional fees associated with the market withdrawal of INTERGEL Solution in March 2003.

Marketing and sales expenses increased $536,000 or 16% in the current quarter as compared to the same quarter of last fiscal year due to increased costs associated with expansion of the Oral Restorative Division’s domestic sales force and international operations.

General and administrative expenses decreased $111,000 or 7% for the current quarter as compared to the same quarter of last fiscal year. The decrease resulted from the workforce reduction in the third quarter of fiscal 2004 and lower legal expenses.

Other income, as shown on the Condensed Consolidated Statements of Operations, increased $202,000 for the current quarter as compared to the same quarter of last fiscal year. The increase is due to the receipt of $250,000 in conjunction with the Company securing the worldwide marketing rights to its anti-adhesion product. Also, net interest expense decreased $125,000 from the second quarter of a year ago. This was due to the refinancing of the Company’s industrial revenue bonds in the first quarter which reduced the Company’s interest rate by over 6.5% and interest income has increased due to increased cash balances and higher interest rates. Offsetting the impact of the above, currency transaction gains decreased $161,000 from the same period a year ago.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2004	2003	2004	2003	2004	2003
Net sales	$9,147,000	$7,103,000	$17,141,000	$14,402,000	$26,288,000	$21,505,000
Cost of goods sold	4,177,000	4,272,000	6,139,000	5,360,000	10,316,000	9,632,000

Gross profit	4,970,000	2,831,000	11,002,000	9,042,000	15,972,000	11,873,000

Operating expenses
Research and development	1,499,000	1,994,000	520,000	510,000	2,019,000	2,504,000
Marketing and sales	242,000	263,000	6,810,000	6,211,000	7,052,000	6,474,000
General and administrative	1,057,000	1,210,000	1,989,000	2,041,000	3,046,000	3,251,000

	2,798,000	3,467,000	9,319,000	8,762,000	12,117,000	12,229,000

Operating income (loss)	$2,172,000	$(636,000)	$1,683,000	$280,000	$3,855,000	$(356,000)

Net sales for the six months ended December 31, 2004 increased $4,783,000 or 22% as compared to the same period of last fiscal year. Hyaluronan product sales for the current period increased $2,044,000 or 29% as compared to the same period of last fiscal year due to increased ophthalmic and orthopedic sales. Oral restorative product sales for the current period increased $2,739,000 or 19% compared to the same period of last fiscal year. Domestic sales increased 23% and international sales increased 15% as compared to the same period of last fiscal year. Favorable foreign currency comparisons increased international sales by $304,000 over the same period of last fiscal year.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated gross margin increased to 61% for the current period from 55% for the same period of last fiscal year. The gross margin for the Hyaluronan Division increased to 54% for the current period from a gross margin of 40% for the same period of last fiscal year due to a favorable product mix and decreased unused manufacturing capacity charges associated with increased production. The gross margin for the Oral Restorative Division increased to 64% for the current period from 63% for the same quarter of last fiscal year. The gross margin increase is due to operating leverage afforded by the higher sales volume.

Research and development expenses decreased $485,000 or 19% in the current period as compared to the same period of last fiscal year. The decrease is primarily due to reduced consulting and professional fees associated with the market withdrawal of INTERGEL Solution.

Marketing and sales expenses increased $578,000 or 9% in the current period as compared to the same period of last fiscal year due to increased costs associated with expansion of oral restorative’s domestic sales force and international operations.

General and administrative expenses decreased $205,000 or 6% for the current period as compared to the same period of last fiscal year. The decrease resulted from the workforce reduction in the third quarter of fiscal 2004 and lower legal expenses.

Other income, as shown on the Condensed Consolidated Statements of Operations, decreased $76,000 for the current period as compared to the same period of last fiscal year. The decrease is due to a reduction in currency transaction gains of $200,000 from the same period a year ago and bond retirement expense of $290,000 recorded in the first quarter of the current fiscal year resulting from the refinancing of industrial revenue bonds. Offsetting the impact of these other expenses was a one-time pretax gain of $250,000 in conjunction with the Company securing the worldwide marketing rights to its anti-adhesion product. Also, net interest expense decreased $171,000 from the same period a year ago. This is due to the refinancing of the Company’s industrial revenue bonds in the first quarter which reduced the Company’s interest rate by over 6.5% and interest income has increased due to increased cash balances and higher interest rates.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2004 contains a detailed discussion of Lifecore’s liquidity and capital resources. Investors should read the 2004 Form 10-K in conjunction with this Quarterly Report on Form 10-Q.

For the six month period ended December 31, 2004, the Company had positive cash flow of $3,004,000. The Company has had positive cash flow in fiscal years 2004, 2003 and 2002. Charges for unused manufacturing capacity associated with the Company’s hyaluronan production have negatively impacted operating results in the current fiscal year. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level due to continued international expansion and increased personnel costs.

On November 17, 2004, the Company renewed its $5,000,000 bank credit facility to extend the maturity date to December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Under the renewed credit facility, interest will accrue at the prime rate (5.25% at December 31, 2004) minus .5% or LIBOR (2.42% at December 31, 2004) plus 2.25% at the Company’s option. At December 31, 2004 and June 30, 2004, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants, including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At December 31, 2004 and June 30, 2004, the Company was in compliance with all covenants.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds is $5,630,000, and the bonds will bear interest at a variable rate set weekly by the bond remarketing agent (1.99% as of December 31, 2004). In addition, the Company will pay an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The Company is required to make monthly principal and interest payments to a sinking fund. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). As of December 31, 2004, the Company was in compliance with all covenants.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company’s existing policies with regard to inventory accounting are consistent with the provisions of SFAS 151 and the adoption of SFAS 151 is not expected to have a material impact on the valuation of inventory or operating results.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for all interim or annual periods beginning after June 15, 2005. The Company will adopt this standard July 1, 2005. Management believes it will have a significant impact due to the Company’s use of options as employee incentives but has not yet determined the impact on earnings.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cautionary Statement

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, that are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may, among other things, relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues, expense levels and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected or in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) obtaining the necessary regulatory approvals for new hyaluronan and oral restorative products; (ii) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (iii) intense competition in the markets for the Company’s principal products; and (iv) the uncertainty associated with the future market status of the Company’s adhesion prevention product. Investors are referred to a more detailed discussion of the risks presented in Exhibit 99.1 to the Company’s Annual Report on Form 10-K.

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

On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds is $5,630,000, and the bonds will bear interest at a variable rate set weekly by the bond remarketing agent (1.99% as of December 31, 2004). A ten percent change in this variable rate would result in approximately $10,000 of additional interest expense annually.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Lifecore has been named as a defendant in 54 product liability lawsuits filed by 50 different plaintiffs (four plaintiffs have filed more than one case) alleging that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. Lifecore has been served in the following cases as of February 1, 2005:

1.	Linda Authement and Michael Ray Lavergne v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

2.	Susan Bethers v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

3.	Barbara Black v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/16/04

4.	Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Northern District of California); served 9/15/03

5.	Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Superior Court of the State of California, County of Alameda); served 2/4/04

6.	Nancy Susan Drinkwitz v. Lifecore Biomedical, Inc., Johnson & Johnson, Ethicon, Inc. and Gynecare Worldwide (Carver County District Court, State of Minnesota); served 8/20/04

7.	April Ferrell and Michael Ferrell, Jr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc., (Florida); served 8/20/04

8.	Michelle Frosh Bernard v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

9.	Pamela Gregory and Darrell Gregory v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

10.	Misty Langfitt v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

11.	Kristin Manning v. Johnson & Johnson, Ethicon, Inc., d/b/a Gynecare Worldwide and Lifecore Biomedical, Inc. (D. Kansas); served 1/29/04

12.	Elizabeth M. Manning v. Lifecore Biomedical, Inc., Johnson & Johnson, Ethicon, Inc. and Gynecare Worldwide (Carver County District Court, State of Minnesota) — this case was settled in June 2004

13.	Marie McCabe and Scott McCabe v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 10/29/04

14.	Antoinette McNeil v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (continued)

15.	Lauria Nuccio and Dominic Nuccio Sr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

16.	Tammy Philibert and Rudolph Philibert v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida, transferred to Louisiana); served 11/3/04

17.	Melissa Powers v. Gynecare Through Ethicon, Inc., Johnson & Johnson, Lifecore Biomedical, Inc. and George B. Morris, IV, M.D. (Civil District Court for the Parish of Orleans, State of Louisiana); served 6/3/04

18.	Rebecca J. Rezendes v. Lifecore Biomedical, Inc., Johnson &Johnson, Ethicon, Inc. and Gynecare Worldwide; served 6/4/04

19.	Natalie M. Sanders v. Johnson & Johnson, Inc., Gynecare Worldwide, Ethicon, Inc., and Lifecore Biomedical, Inc. (District of New Jersey); served 5/21/04

20.	Monika Shumbo-Poissant v. Lifecore Biomedical, Inc., et al. (Superior Court of Connecticut); served 7/19/04

21.	Siobhan Sprecace and David Sprecace v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

22.	Heather Strauch v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

23.	Charmaine Wickwire and Michael Steven Wickwire, Sr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

24.	Marisol Suarez Saiz v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/8/04

25.	Dianna Shirley v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/8/04

26.	Stephanie Succar v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/8/04

27.	Joanne Thorpe v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/8/04

28.	Stephanie and Michael Stibor and Wisconsin Physicians Service Insurance Corporation v. Ethicon, Inc., Lifecore Biomedical, Inc. and Krista Jacobson (Wisconsin State Court); served

29.	Pamela Jo Bechtel and Michael R. Bechtel v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/16/04

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (continued)

30.	Ashley Carlson v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served recently

31.	Victoria Lynn Evans-Sands and Wesley A. Sands, Sr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/12/04

32.	Teresa Hogan v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/19/04

33.	Kimberley Jackson and Rufus A. Jackson v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

34.	Shannon Killebrew v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

35.	Elaine Lavergne and Michael Ray Lavergne v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/18/04

36.	Dionesia Lewis and Daniel Lewis v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/18/04

37.	Karene Sue Marchon and Carlos Marchon v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

38.	Janet Meador and Dan Meader v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/27/04

39.	Louise O’Connor and Joseph O’Connor v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

40.	Linda Odem v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/18/04

41.	Bonnie Ray O’Neal and Maurice Miller v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

42.	Tanya Rengifo and Henry Rengifo v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

43.	Lisa Surbey and Glen C. Surbey v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/7/04

44.	Chonn Whiting v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/19/04

45.	Cathy Whitmore v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served recently

46.	Wendy Wilkerson v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/19/04

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (continued)

ETHICON is defending Lifecore in the above-listed lawsuits.

     Lifecore has also received claim letters alleging claims similar to the complaints listed above as follows:

1.	Heather Dunne, letter dated October 9, 2003

2.	Margery LeRoux, letter dated September 9, 2003

3.	Kenna Schaller, letter dated July 10, 2003

4.	Julia Smith, letter dated May 10, 2004

5.	Mrs. Piccinini Chiara, letter dated January 5, 2005

     ETHICON is responding to the above-listed claim letters on behalf of Lifecore. In addition to the above-listed claim letters, Lifecore has received a claim letter on behalf of Melody Whitfield, dated October 2, 2003, relating to injuries unrelated to INTERGEL Solution suffered in a second-look surgery as part of a clinical trial. Whitfield is seeking $195,000 in damages. Lifecore has not received any response to its letter dated February 19, 2004 disputing her claim. Lifecore is responsible for the outcome of this claim.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 11, 2004, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected director Richard W. Perkins (with 11,997,116 affirmative votes and 355,629 votes withheld).

The shareholders also ratified and approved the appointment of Grant Thornton LLP as registered independent certified public accountants of the Company for the current fiscal year ending June 30, 2005 (with 12,194,129 affirmative votes, 114,016 negative votes, 44,600 votes abstained and no broker non-votes).

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Amendment No. 2 dated November 17, 2004 to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank

10.2*	Supply Agreement, dated December 22, 2004, between the Company and Alcon Pharmaceuticals Ltd., a subsidiary of Alcon, Inc.

10.3	Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* — Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

By:

Dated: February 9, 2005	/s/ Dennis J. Allingham

Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director (duly authorized officer)

Dated: February 9, 2005	/s/ David M. Noel

David M. Noel
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

3.1		Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2		Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3		Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1		Amendment No. 2 dated November 17, 2004 to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank

10.2	*	Supply Agreement, dated December 22, 2004, between the Company and Alcon Pharmaceuticals Ltd., a subsidiary of Alcon, Inc.

10.3		Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.