Form 10-Q
period 2005-03-31
LIFECORE BIOMEDICAL INC
filed 2005-05-09
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 1, 2005 was 13,023,362 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

FORM 10-Q

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$14,779,000	$8,553,000
Accounts receivable, less allowances	9,497,000	8,626,000
Inventories	9,854,000	9,491,000
Prepaid expenses	887,000	705,000

Total current assets	35,017,000	27,375,000

Property, plant and equipment
Land, building and equipment	46,511,000	45,398,000
Less accumulated depreciation	(23,699,000)	(22,200,000)

	22,812,000	23,198,000

Other Assets
Intangibles	4,496,000	4,513,000
Security deposits	7,000	837,000
Inventories	2,812,000	3,891,000
Other	618,000	504,000

	7,933,000	9,745,000

	$65,762,000	$60,318,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$277,000	$177,000
Accounts payable	1,941,000	2,467,000
Accrued compensation	1,299,000	1,362,000
Accrued expenses	1,659,000	1,677,000

Total current liabilities	5,176,000	5,683,000

Long-term obligations	5,166,000	5,809,000

Shareholders’ equity	55,420,000	48,826,000

	$65,762,000	$60,318,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net sales	$14,134,000	$12,537,000	$40,422,000	$34,042,000
Cost of goods sold	5,474,000	5,585,000	15,790,000	15,217,000

Gross profit	8,660,000	6,952,000	24,632,000	18,825,000

Operating expenses
Research and development	1,235,000	1,032,000	3,254,000	3,536,000
Marketing and sales	3,661,000	3,555,000	10,713,000	10,029,000
General and administrative	1,660,000	1,513,000	4,706,000	4,764,000
Restructuring charges	—	940,000	—	940,000

	6,556,000	7,040,000	18,673,000	19,269,000

Operating income (loss)	2,104,000	(88,000)	5,959,000	(444,000)

Other income (expense)
Interest income	67,000	32,000	109,000	44,000
Interest expense	(53,000)	(173,000)	(221,000)	(482,000)
Bond retirement expense	—	—	(290,000)	—
Currency transaction gains	122,000	193,000	320,000	591,000
Other	(3,000)	(13,000)	249,000	(4,000)

	133,000	39,000	167,000	149,000

Income (loss) before income taxes	2,237,000	(49,000)	6,126,000	(295,000)

Provision for income taxes	129,000	—	359,000	—

Net income (loss)	$2,108,000	$(49,000)	$5,767,000	$(295,000)

Net income (loss) per share
Basic	$0.16	$(0.00)	$0.45	$(0.02)

Diluted	$0.15	$(0.00)	$0.43	$(0.02)

Weighted average shares outstanding
Basic	12,993,379	12,898,331	12,957,033	12,892,822

Diluted	13,670,465	12,898,331	13,279,991	12,892,822

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,767,000	$(295,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,523,000	1,969,000
Allowance for doubtful accounts	333,000	(28,000)
Stock compensation	106,000	—
Accumulated currency translation adjustment	65,000	(427,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,204,000)	305,000
Inventories	716,000	473,000
Prepaid expenses	(182,000)	89,000
Accounts payable	(526,000)	(96,000)
Accrued liabilities	(81,000)	1,516,000

Net cash provided by operating activities	6,517,000	3,506,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,113,000)	(353,000)
Refunds of security deposits	830,000	4,000
Other	(121,000)	243,000

Net cash used in investing activities	(404,000)	(106,000)

Cash flows from financing activities:
Payments on long-term obligations	(187,000)	(103,000)
Issuance of industrial revenue bonds	5,630,000	—
Retirement of industrial revenue bonds	(5,986,000)	—
Proceeds from stock issuance	656,000	85,000

Net cash provided by (used in) financing activities	113,000	(18,000)

Net increase in cash and cash equivalents	6,226,000	3,382,000
Cash and cash equivalents at beginning of period	8,553,000	4,211,000

Cash and cash equivalents at end of period	$14,779,000	$7,593,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$271,000	$486,000
Taxes	347,000	76,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005, the results of operations for the three month and nine month periods ended March 31, 2005 and 2004; and cash flows for the nine month periods ended March 31, 2005 and 2004. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2004 has been derived from audited financial statements as of that date.

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

NOTE B – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The portion of finished hyaluronan powder inventory not expected to be consumed within the next twelve months is classified as a long-term asset. Finished good inventories include hyaluronan, packaged aseptic, and oral restorative products. Inventories consist of the following:

	March 31,	June 30,
	2005	2004
Raw materials	$3,191,000	$2,756,000
Work in progress	306,000	416,000
Finished goods	9,169,000	10,210,000

	$12,666,000	$13,382,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2005

NOTE C – INTANGIBLE ASSETS

The Company does not amortize goodwill. The Company’s patents are amortized over their useful lives. On an ongoing basis the Company reviews the valuation of intangibles to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. As a result of such review, there was no impairment recorded for the nine month period ended March 31, 2005.

     Intangibles consisted of the following at:

	March 31,	June 30,
	2005	2004
Goodwill	$4,352,000	$4,352,000
Patents	387,000	387,000
Accumulated amortization	(243,000)	(226,000)

	$4,496,000	$4,513,000

NOTE D – LINE OF CREDIT

On November 17, 2004, the Company renewed its $5,000,000 bank credit facility to extend the maturity date to December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Under the renewed credit facility, interest will accrue at the prime rate (5.75% at March 31, 2005) minus .5% or LIBOR (2.86% at March 31, 2005) plus 2.25% at the Company’s option. At March 31, 2005 and June 30, 2004, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants, including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At March 31, 2005 and June 30, 2004, the Company was in compliance with all covenants.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2005

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

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$2,108,000	$(49,000)	$5,767,000	$(295,000)
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects (no tax effect in 2005 and 2004)	(312,000)	(10,000)	(710,000)	(127,000)

Pro forma net income (loss)	$1,796,000	$(59,000)	$5,057,000	$(422,000)

Net income (loss) per common equivalent share:
Basic — as reported	$0.16	$(0.00)	$0.45	$(0.02)
Diluted — as reported	$0.15	$(0.00)	$0.43	$(0.02)
Basic — pro-forma	$0.14	$(0.00)	$0.39	$(0.03)
Diluted — pro-forma	$0.13	$(0.00)	$0.38	$(0.03)

NOTE F – NET INCOME (LOSS) PER SHARE

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and restricted stock, when dilutive. For the three and nine month periods ended March 31, 2005, 677,086 shares and 322,958 shares of common stock equivalents, respectively, were included in the computation of diluted net income per share. For the three and nine month periods ended March 31, 2004, 80,181 and 48,876 common share equivalents, respectfully, would have been included in the computation of diluted net income per share had net income been achieved.

Options to purchase 319,043 and 587,543 shares of common stock with a weighted average exercise price of $17.53 and $15.20 for the three-month and nine-month periods ended March 31, 2005, respectively, and options to purchase 2,362,683 and 2,436,458 shares of common stock with a weighted average exercise price of $12.46 and $12.30 for the three-month and nine-month periods ended March 31, 2004, respectively, were outstanding but were not included in the calculation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2005

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

Segment assets and the basis of segmentation are consistent with that reported at June 30, 2004. Segment information for sales and income (loss) from operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net sales
Hyaluronan products	$5,026,000	$4,475,000	$14,173,000	$11,578,000
Oral restorative products	9,108,000	8,062,000	26,249,000	22,464,000

	$14,134,000	$12,537,000	$40,422,000	$34,042,000

Income (loss) from operations
Hyaluronan products	$1,020,000	$(233,000)	$3,192,000	$(869,000)
Oral restorative products	1,084,000	145,000	2,767,000	425,000

	$2,104,000	$(88,000)	$5,959,000	$(444,000)

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

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for all annual periods beginning after June 15, 2005. The Company will adopt this standard July 1, 2005. Management believes it will have a significant impact due to the Company’s use of options as employee incentives but has not yet determined the impact on earnings.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (continued)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2005

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

NOTE J – LEGAL PROCEEDINGS

Lifecore is a party in 67 pending lawsuits filed by 71 different plaintiffs, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. ETHICON is currently defending Lifecore in each of these lawsuits. Lifecore also has product liability insurance that it believes will cover these claims.

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

Revenue Recognition:

The Company recognizes revenue when the product is shipped or otherwise accepted by unaffiliated customers, pursuant to customers orders, the price is fixed and collection is reasonably assured. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

The Company’s performance continues to be positively affected by revenue growth in both the Oral Restorative Division and the Hyaluronan Division. The financial leverage gained by this increase in revenues combined with a reduction in operating expenses as a percent of revenue has had a positive impact on operating results. The above factors are applicable to the three month and nine month periods ended March 31, 2005.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2005	2004	2005	2004	2005	2004
Net sales	$5,026,000	$4,475,000	$9,108,000	$8,062,000	$14,134,000	$12,537,000
Cost of goods sold	2,309,000	2,715,000	3,165,000	2,870,000	5,474,000	5,585,000

Gross profit	2,717,000	1,760,000	5,943,000	5,192,000	8,660,000	6,952,000

Operating expenses
Research and development	952,000	761,000	283,000	271,000	1,235,000	1,032,000
Marketing and sales	133,000	133,000	3,528,000	3,422,000	3,661,000	3,555,000
General and administrative	612,000	576,000	1,048,000	937,000	1,660,000	1,513,000
Restructuring charges	—	523,000	—	417,000	—	940,000

	1,697,000	1,993,000	4,859,000	5,047,000	6,556,000	7,040,000

Operating income (loss)	$1,020,000	$(233,000)	$1,084,000	$145,000	$2,104,000	$(88,000)

Net sales for the quarter ended March 31, 2005 increased $1,597,000 or 13% as compared to the same quarter of last fiscal year. Hyaluronan product sales for the current quarter increased $551,000 or 12% as compared to the same quarter of last fiscal year due to increased ophthalmic and orthopedic sales. Oral restorative product sales for the current quarter increased $1,046,000 or 13% compared to the same quarter of last fiscal year. Domestic sales increased 21% and international sales increased 6% as compared to the same quarter of last fiscal year. Favorable foreign currency comparisons increased international sales by $102,000 over the same quarter of last fiscal year.

Consolidated gross margin increased to 61% for the current quarter from 55% for the same quarter of last fiscal year. The gross margin for the Hyaluronan Division increased to 54%, from a gross margin of 39%, due to a favorable product mix and decreased unused manufacturing capacity charges associated with increased production. The gross margin for the Oral Restorative Division was 65% for the current quarter compared to 64% for the same quarter of last fiscal year.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Research and development expenses increased $203,000 or 20% in the current quarter as compared to the same quarter of last fiscal year. The increase is due to regulatory consulting and professional fees associated with the Company’s adhesion prevention product.

Marketing and sales expenses increased $106,000 or 3% in the current quarter as compared to the same quarter of last fiscal year due to increased costs associated with expansion of the Oral Restorative Division’s domestic sales force and international operations.

General and administrative expenses increased $147,000 or 10% for the current quarter as compared to the same quarter of last fiscal year. The increase is due to higher insurance expenses, costs associated with Sarbanes-Oxley compliance and an increase in the allowance for uncollectible accounts.

In the same quarter of last fiscal year, restructuring charges of $940,000 were recorded as part of a 10% workforce reduction.

Other income, as shown on the Condensed Consolidated Statements of Operations, increased $94,000 for the current quarter as compared to the same quarter of last fiscal year. Net interest expense decreased $155,000 from the third quarter of a year ago. This was due to the refinancing of the Company’s industrial revenue bonds in the first quarter which reduced the Company’s interest rate by more than six percentage points and interest income has increased due to both higher cash balances and interest rates. Offsetting the impact of the above, currency transaction gains decreased $71,000 from the same period a year ago.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2005	2004	2005	2004	2005	2004
Net sales	$14,173,000	$11,578,000	$26,249,000	$22,464,000	$40,422,000	$34,042,000
Cost of goods sold	6,486,000	6,987,000	9,304,000	8,230,000	15,790,000	15,217,000

Gross profit	7,687,000	4,591,000	16,945,000	14,234,000	24,632,000	18,825,000

Operating expenses
Research and development	2,451,000	2,755,000	803,000	781,000	3,254,000	3,536,000
Marketing and sales	375,000	396,000	10,338,000	9,633,000	10,713,000	10,029,000
General and administrative	1,669,000	1,786,000	3,037,000	2,978,000	4,706,000	4,764,000
Restructuring charges	—	523,000	—	417,000	—	940,000

	4,495,000	5,460,000	14,178,000	13,809,000	18,673,000	19,269,000

Operating income (loss)	$3,192,000	$(869,000)	$2,767,000	$425,000	$5,959,000	$(444,000)

Net sales for the nine months ended March 31, 2005 increased $6,380,000 or 19% as compared to the same period of last fiscal year. Hyaluronan product sales for the current period increased $2,595,000 or 22% as compared to the same period of last fiscal year due to increased ophthalmic and orthopedic sales. Oral restorative product sales for the current period increased $3,785,000 or 17% compared to the same period of last fiscal year. Domestic sales increased 22% and international sales increased 12% as compared to the same period of last fiscal year. Favorable foreign currency comparisons increased international sales by $406,000 over the same period of last fiscal year.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated gross margin increased to 61% for the current period from 55% for the same period of last fiscal year. The gross margin for the Hyaluronan Division increased to 54% for the current period from a gross margin of 40% for the same period of last fiscal year due to a favorable product mix and lower unused manufacturing capacity charges associated with increased production. The gross margin for the Oral Restorative Division increased to 65% for the current period from 63% for the same quarter of last fiscal year. The gross margin increase is due to operating leverage afforded by the higher sales volume.

Research and development expenses decreased $282,000 or 8% in the current period as compared to the same period of last fiscal year. The decrease is primarily due to reduced consulting and professional fees associated with the Company’s adhesion prevention product.

Marketing and sales expenses increased $684,000 or 7% in the current period as compared to the same period of last fiscal year due to increased costs associated with expansion of oral restorative’s domestic sales force and international operations.

General and administrative expenses decreased $58,000 or 1% for the current period as compared to the same period of last fiscal year. The decrease resulted from the workforce reduction in the third quarter of fiscal 2004 and lower legal expenses offset by expense increases for insurance, Sarbanes-Oxley compliance and the allowance for uncollectible accounts.

In the same period of last fiscal year, restructuring charges of $940,000 were recorded as part of a 10% workforce reduction.

Other income, as shown on the Condensed Consolidated Statements of Operations, increased $18,000 for the current period as compared to the same period of last fiscal year. The increase is due to a one-time pretax gain of $250,000 recorded in the second quarter in conjunction with the Company securing the worldwide marketing rights to its anti-adhesion product. Also, net interest expense decreased $326,000 from the same period of a year ago. This is due to the refinancing of the Company’s industrial revenue bonds in the first quarter which reduced the Company’s interest rate by more than six percentage points and interest income has increased due to both higher cash balances and interest rates. Offsetting the impact of the above was a reduction in currency transaction gains of $271,000 from the same period a year ago and bond retirement expense of $290,000 recorded in the first quarter of the current fiscal year resulting from the refinancing of industrial revenue bonds.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended June 30, 2004 contains a detailed discussion of Lifecore’s liquidity and capital resources. Investors should read the 2004 Form 10-K in conjunction with this Quarterly Report on Form 10-Q.

For the nine month period ended March 31, 2005, the Company had positive cash flow of $6,226,000. The Company has had positive cash flow in fiscal years 2004, 2003 and 2002. Charges for unused manufacturing capacity associated with the Company’s hyaluronan production have continued to negatively impact operating results in the current fiscal year. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level due to continued international expansion and increased personnel costs.

On November 17, 2004, the Company renewed its $5,000,000 bank credit facility to extend the maturity date to December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Under the renewed credit facility, interest will accrue at the prime rate (5.75% at March 31, 2005) minus .5% or LIBOR (2.86% at March 31, 2005) plus 2.25% at the Company’s option. At March 31, 2005 and June 30, 2004, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants, including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At March 31, 2005 and June 30, 2004, the Company was in compliance with all covenants.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds is $5,630,000, and the bonds will bear interest at a variable rate set weekly by the bond remarketing agent (2.28% as of March 31, 2005). In addition, the Company will pay an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The Company is required to make monthly principal and interest payments to a sinking fund. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). As of March 31, 2005, the Company was in compliance with all covenants.

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

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for all annual periods beginning after June 15, 2005. The Company will adopt this standard July 1, 2005. Management believes it will have a significant impact due to the Company’s use of options as employee incentives but has not yet determined the impact on earnings.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cautionary Statement

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, that are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may, among other things, relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues, expense levels and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected or in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) obtaining the necessary regulatory approvals for new hyaluronan and oral restorative products; (ii) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (iii) intense competition in the markets for the Company’s principal products; and (iv) the uncertainty associated with the future market status of the Company’s adhesion prevention product. Investors are referred to a more detailed discussion of the risks presented in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in money market mutual funds and highly rated short-term corporate debt securities. All investments are held to maturity. The market risk on such investments is minimal.

Receivables from sales to foreign customers are denominated in U.S. dollars. Transactions at the Company’s foreign subsidiaries are denominated in European Euros at Lifecore Biomedical SpA and Lifecore Biomedical GmbH and are in Swedish Krona at Lifecore Biomedical AB. The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business from sales to its foreign subsidiaries. Because the Company’s products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. The Company does not use derivative financial instruments to manage foreign currency fluctuation risk.

On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds is $5,630,000, and the bonds will bear interest at a variable rate set weekly by the bond remarketing agent (2.28% as of March 31, 2005). A ten percent change in this variable rate would result in approximately $12,000 of additional interest expense annually.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Lifecore has been named as a defendant in 67 product liability lawsuits filed by 71 different plaintiffs (four plaintiffs have filed more than one case, and one has nine plaintiffs) alleging that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. Lifecore has been served in the following cases as of April 25, 2005:

1.	Patricia Alleborn, Kathy Camp, Sadie Frye, Diedre Moss, Tamera Olsen, Maria Pelopida, Latrisa Pickett, Mary Pomroy and Stacy Sutton v. Lifecore Biomedical, Inc., Johnson & Johnson; Ethicon, Inc. and Gynecare Worldwide (County of Carver, State of Minnesota); served 4/25/05

2.	Linda Authement v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

3.	Pamela Jo Bechtel and Michael R. Bechtel v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/16/04

4.	Michelle Frosh Bernard v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

5.	Susan Bethers v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/1/04

6.	Barbara Black v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/16/04

7.	Shelly Curtis Brown and Bill Brown v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 3/7/05

8.	Daniell Cahoo v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc.; served 3/28/05

9.	Ashley Carlson v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served (unsure of date served)

10.	Alma Coleman and Bruce Coleman v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 2/1/05

11.	Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Northern District of California); served 9/15/03

12.	Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Superior Court of the State of California, County of Alameda); served 2/4/04

13.	Carol Crosley v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 4/4/05

14.	Nancy Susan Drinkwitz v. Lifecore Biomedical, Inc., Johnson & Johnson, Ethicon, Inc. and Gynecare Worldwide (Carver County District Court, State of Minnesota); served 8/20/04

15.	Victoria Lynn Evans-Sands and Wesley A. Sands, Sr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

16.	April Ferrell and Michael Ferrell, Jr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc., (Florida); served 8/20/04

17.	Caroline Glover and Charles Glover v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 3/14/05

18.	Jennifer Golden and Ricky Golden v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 3/7/05

19.	Pamela Gregory and Darrell Gregory v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

20.	Amy Grimm v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 4/4/05

21.	Tammy Hewett v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 2/23/05

22.	Delores Hill v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 3/14/05

23.	Teresa Hogan v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/19/04

24.	Kimberley Jackson and Rufus A. Jackson v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

25.	Susan Kientz v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 2/4/05 (A. Complaint)

26.	Shannon Killebrew, d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

27.	Misty Langfitt v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/1/04

28.	Elaine Lavergne and Michael Ray Lavergne v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/18/04

29.	Dionesia Lewis and Daniel Lewis v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/18/04

30.	Kristin Manning v. Johnson & Johnson, Ethicon, Inc., d/b/a Gynecare Worldwide and Lifecore Biomedical, Inc. (D. Kansas); served 1/29/04

31.	Karene Sue Marchan and Carlos Marchan v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

32.	Marie McCabe and Scott McCabe v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 10/29/04 (A. Complaint)

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

33.	Antoinette McNeil v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/1/04

34.	Janet Meader and Dan Meader v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/27/04

35.	Amanda Moloney v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 3/7/05

36.	Lauria Nuccio and Dominic Nuccio Sr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/1/04

37.	Louise O’Connor and Joseph O’Connor v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

38.	Linda Odem v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/18/04

39.	Bonnie Ray O’Neal and Maurice Miller v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

40.	Tammy Philibert and Rudolph Philibert v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida, transferred to Louisiana); served 11/1/04

41.	Melissa Powers v. Gynecare Through Ethicon, Inc., Johnson & Johnson, Lifecore Biomedical, Inc. and George B. Morris, IV, M.D. (Civil District Court for the Parish of Orleans, State of Louisiana); served 6/3/04

42.	Tanya Rengifo and Henry Rengifo v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/21/04

43.	Rebecca J. Rezendes v. Lifecore Biomedical, Inc., Johnson &Johnson, Ethicon, Inc. and Gynecare Worldwide; served 6/4/04

44.	Bobbie Jo Ridener and Jeffrey Ridener v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 4/4/05

45.	Olivia Rivers and Joseph Rivers, Jr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 4/4/05

46.	Marisol Suarez Saiz and Alejanndo Balmaseda v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/4/04

47.	Natalie M. Sanders v. Johnson & Johnson, Inc., Gynecare Worldwide, Ethicon, Inc., and Lifecore Biomedical, Inc. (District of New Jersey); served 5/21/04

48.	Kenna Schaller and Dennis Schaller v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 4/4/05

49.	Dianna Shirley v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/4/04

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

50.	Monika Shumbo-Poissant v. Lifecore Biomedical, Inc., et al. (Superior Court of Connecticut); served 7/19/04

51.	Siobhan Sprecace and David Sprecace v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 8/20/04

52.	Raven Spurlin and Jimmy Spurlin v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 4/4/05

53.	Heather Strauch v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/1/04

54.	Stephanie and Michael Stibor and Wisconsin Physicians Service Insurance Corporation v. Ethicon, Inc., Lifecore Biomedical, Inc. and Krista Jacobson (Wisconsin State Court); served (unsure of date served)

55.	Stephanie Succar v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/4/04

56.	Lisa Surbey and Glen C. Surbey and Michael R. Bechtel v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 12/7/04

57.	Joanne Thorpe v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/4/04

58.	Charmaine Wickwire and Michael Steven Wickwire, Sr. v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/3/04

59.	Chonn Whiting v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/19/04

60.	Cathy Whitmore v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 1/14/05

61.	Wendy Wilkerson v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (Florida); served 11/19/04

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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

By:

Dated: May 9, 2005	/s/ Dennis J. Allingham

Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director
(duly authorized officer)

Dated: May 9, 2005	/s/ David M. Noel

David M. Noel
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002