Form 10-K
period 2005-06-30
LIFECORE BIOMEDICAL INC
filed 2005-09-13
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2005
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
Common Stock ($.01 par value)
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the Nasdaq National Market on December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $133,556,684. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded given that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 29, 2005 was 13,040,162 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain responses to Part III are incorporated by reference to information contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting to be filed with the Commission within 120 days after the end of the registrant’s 2005 fiscal year.

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
     The Hyaluronan Division primarily sells into three medical segments: 1) Ophthalmic, 2) Orthopedic, and 3) Veterinary. In addition, the Company developed and owns the global marketing rights for a product using its patented ferric hyaluronan adhesion prevention technology. The product, FeHA, (formerly labeled as GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”)), has been clinically proven to reduce the incidence of post-surgical adhesions following surgical trauma. The product was voluntarily withdrawn from the market in March 2003 in order to assess information obtained from postmarketing experience with the product. The Company is currently evaluating regulatory requirements and opportunities for distribution partners for the FeHA product to market.
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
     The Oral Restorative Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct subsidiaries in Italy, Germany, France and Sweden, and through 24 national distributors covering 34 additional countries.
     Financial information regarding the Company’s two business segments is contained in Note H to the Company’s Consolidated Financial Statements.

Trademarks
     The following trademarks are the property of Lifecore: LUROCOAT® Ophthalmic Solution; ORTHOLURE™ Orthopedic Viscosupplement; RENOVA™, RESTORE® and SUSTAIN® Dental Implant Systems; STAGE-1™ Single Stage Implant System; Quick-Cap™ Impression System; CALFORMA™ Calcium Sulfate Barrier; CALMATRIX™ Calcium Sulfate Binder; CAPSET® Calcium Sulfate Bone Graft Barrier; SlowSet™; TefGen Regenerative Membrane™; and Support Plus™.
     Viscoat® Ophthalmic Viscoelastic Solution is a registered trademark of Alcon, Inc. (“Alcon”); Hyaluron HEXAL® is a registered trademark of HEXAL AG; HY-50® is a registered trademark of Bexco Pharma, Inc.; Rayvisc Ophthalmic Viscoelastic Solution® is a registered trademark of Rayner; ENDOGEL Ophthalmic Viscoelastic Solution® is a registered trademark of IOLTECH; and DBX® Demineralized Bone Matrix is a registered trademark of the Musculoskeletal Transplant Foundation. GYNECARE INTERGEL Adhesion Prevention Solution is a registered trademark of Ethicon, Inc.
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
     Hyaluronan was first demonstrated to have commercial medical utility as a viscoelastic solution in cataract surgery. In this application, it is used for maintaining the shape of the anterior chamber and protecting corneal tissue during the removal and implantation of intraocular lenses. The first ophthalmic hyaluronan product, produced by extraction from rooster comb tissue, became commercially available in the United States in 1981. Hyaluronan-based products, produced either by rooster comb extraction or by fermentation processes such as the Company’s, have since gained widespread acceptance in ophthalmology and are currently used in the majority of cataract extraction procedures in the world. The Company’s hyaluronan is also used as the primary raw material for making FeHA Solution; as an aseptic solution which is used as a carrier vehicle for allogeneic demineralized, freeze-dried bone provided to orthopedic surgeons; as a component of devices to treat the symptoms of osteoarthritis; and as a component to provide increased lubricity to medical devices. The Company’s hyaluronan has been utilized in veterinary applications such as an embryo cryopreservation media and as a veterinary drug and device to treat traumatic arthritis.
Strategy
     The Company intends to use its proprietary fermentation process and aseptic formulation and filling expertise to be a leader in the development of hyaluronan-based products for multiple applications. Elements of the Company’s strategy include the following:
     •    Establish strategic relationships with market leaders. The Company will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. The Company currently has established relationships with the market leading companies Alcon, Inc. and Advanced Medical Optics in ophthalmology; Hexal AG in generic devices and drugs; and Musculoskeletal Transplant Foundation (“MTF”), the world’s largest bone tissue procurement and distribution service.
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
Hyaluronan Division Products
     The following chart summarizes the principal products of the Hyaluronan Division, along with their applications, and the companies with which Lifecore has related strategic relationships:

PRODUCT	DESCRIPTION	MARKET	STATUS+
OPHTHALMIC

Viscoat® Ophthalmic Viscoelastic Solution	Lifecore supplies hyaluronan powder for inclusion in Alcon’s Viscoat® ophthalmic viscoelastic solution.	Cataract surgery	Commercial sales since 1986

LUROCOAT® Ophthalmic Viscoelastic Solution	Lifecore supplies its private label product for marketing on a non-exclusive basis.	Cataract surgery	Commercial sales since June 1997

ORTHOPEDIC

Hyaluronan Solution for DBX® Demineralized Bone Matrix	Lifecore supplies a sterile hyaluronan solution to MTF for use as a carrier vehicle for its allogeneic demineralized, freeze-dried bone.	Grafting material for restoration of bone defects	Commercial sales since 2000

Hyaluron HEXAL® Orthopedic Viscosupplement	Lifecore supplies a finished orthopedic viscosupplement for HEXAL AG’s distribution network.	Injections for the local treatment of pain associated with osteoarthritis	Commercial sales began in fiscal 2005

VETERINARY

HY-50®	Lifecore supplies a finished veterinary viscosupplement to Bexco Pharma, Inc. for use as a veterinary orthopedic injectible drug or device.	Veterinary drug/device	Commercial sales since 1993

ADHESION PREVENTION

FeHA Adhesion Prevention Solution (formally labeled GYNECARE INTERGEL Adhesion Prevention Solution)	Lifecore’s proprietary product for adhesion prevention applications.	Adhesion prevention	Voluntary market withdrawal) in March 2003

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
     The Company’s relationship with Alcon and its predecessors commenced in 1983. Since that time, sales of hyaluronan to Alcon have continued to be made pursuant to supply agreements. The current Alcon supply agreement, as renewed in December 2004, is a non-exclusive agreement for a term of four years through December 31, 2008.
     Hyaluronan-based products are used in the majority of cataract surgeries in the world. The Company estimates that the worldwide market for hyaluronan for cataract surgery, on a hospital cost basis, is approximately $350 million per year.
     The Company has developed its own viscoelastic solution, LUROCOAT Solution. The Company received CE marking for LUROCOAT Solution during 1997, allowing LUROCOAT Solution to be marketed and sold in Europe. The Company supplies LUROCOAT Solution under private label agreements. Export shipments of LUROCOAT Solution began in 1997.
     The Company signed an agreement with Advanced Medical Optics (“AMO”) to supply Lifecore’s hyaluronan based viscoelastic under private label with sales commencing in fiscal year 2005. The AMO agreement is for a term of three years through May 2007 with renewal provisions.
     Lifecore estimates that its hyaluronan has been used in approximately 28 million ophthalmic patients globally since 1983.
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
Veterinary Applications
     The Company manufactures Bexco Pharma, Inc.’s HY-50® product, an aseptically packaged hyaluronan solution for use as a veterinary orthopedic device or veterinary orthopedic injectible drug, under a supply agreement expiring June 30, 2010.
     Lifecore estimates that its veterinary hyaluronan product has been used in over 600,000 equine procedures worldwide.

Adhesion Prevention Opportunities
     The Company has developed a product using a version of its patented ferric hyaluronan technology, FeHA Adhesion Prevention Solution, for reducing the incidence of post-surgical adhesions. In September 2004 Lifecore secured the world-wide marketing rights for the product from Ethicon, Inc..
     The original product partner, ETHICON, began marketing FeHA Solution as GYNECARE INTERGEL Adhesion Prevention Solution outside the United States in June 1998. The Company received FDA clearance for marketing the product in the United States in November 2001, and ETHICON began marketing it in the United States during the first calendar quarter of 2002. The product labeled INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from postmarketing experience with the product, including allegations of adverse events associated with off-label use in non-conservative surgical procedures (such as hysterectomies). See “Product Liability”
Product Development
     The Hyaluronan Division undertakes its own product development activities for hyaluronan-based applications, as well as on a contract basis with certain clients. The majority of outside projects are initiated by a client to demonstrate that the Company’s hyaluronan is suitable for a particular medical application. Suitability is often measured by detailed specifications for product characteristics such as purity, stability, viscosity, and molecular weight, as well as efficacy for a particular medical application in a clinical setting.
     There can be no assurance that products currently under development by the Company or in partnership with others will be successfully developed or, if so developed, will be successfully and profitably marketed.
Oral Restorative Division
Background
     Dental implant systems are increasingly accepted as a replacement for missing or extracted teeth and serve as supports for dentures, crowns and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed in the jawbone, simulating the anchoring of a tooth by its root. The implant maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of fixtures against surrounding teeth and gingiva. The titanium cylinder or screw-shaped implant is categorized by shape and method of implantation. For example, the threaded cylinder implant is surgically screwed into the jawbone, while an alternate form, the press-fit cylinder, is placed into a precision-drilled hole with a friction fit. To further enhance bone fixation, various implant styles may be roughened to create added surface area for bone-to-implant contact or coated with materials such as hydroxylapatite. The annual worldwide dental implant market was over $1 billion in 2005.
     Bone graft substitutes and bone regeneration membranes are used for the restoration of deteriorated bone caused by periodontal disease and tooth loss. Historically, autologous bone (self-donated from another part of the patient’s own body) has been used to treat and regenerate deteriorated bone. Cadaver, synthetic and animal-derived bone graft substitutes emerged to address the issues of limited quantity and second surgical site morbidity associated with use of autologous bone. The current annual U.S. market for dental bone augmentation is approximately $40 million. The Company’s TefGen Regenerative Membrane™, CAPSET® Calcium Sulfate Bone Graft Barrier, CALFORMA™ Calcium Sulfate Barrier and CALMATRIX™ Calcium Sulfate Binder products, along with additional new product development, target this market opportunity.

Strategy
     The Company is committed to providing the dental community with comprehensive treatment solutions and practice-building support through:
•	Development or acquisition of a broad line of dental implants, technology and related dental surgery support products that facilitate the transition from competitive systems to the Lifecore system.

•	Development and delivery of unique customer support programs and materials concentrating on the principles of tooth replacement therapy, practice management techniques, and marketing and consulting skills training to foster higher patient acceptance of dental implants.

•	Increased pentration of markets by expanded direct selling efforts.

•	Expansion of international markets and additional distribution agreements.
Oral Restorative Division Products
     The following chart summarizes the principal products of the Company’s Oral Restorative Division:

PRODUCT	BENEFIT / APPLICATION	STATUS
RENOVA™ Internal Hex Dental Implant System	Major clinical segment utilizing internal hex connection providing increased stability; available in both straight and tapered implant systems offering flexibility of clinical treatment.	Commercial sales

RESTORE® External Hex Dental Implant Systems	Time proven external hex implants with industry leading prosthetic fit and familiar surgical/restorative procedures.	Commercial sales

STAGE-1™ Single Stage Implant System	Provides the timesaving benefits of a one-stage surgical procedure with the restorative simplicity and reliability of a Morsetaper prosthetic connection.	Commercial sales

Quick-Cap™ Impression System	Increases the ease and efficiency of the implant restoration process.	Commercial sales

CALMATRIX™ Calcium Sulfate Bone Graft Binder	Combined with bone graft material, CALMATRIX™ forms a putty-like composite that fills osseous or periodontal defects to regenerate bone.	Commercial sales

CALFORMA™ Calcium Sulfate Bone Graft Barrier	CALFORMA™ is a shapeable putty-like containment barrier that covers intra-oral defects and provides protection and undisturbed space for regeneration.	Commercial sales

CAPSET® Calcium Sulfate Bone Graft Barrier, including SlowSet™Version	For use with natural and synthetic bone graft materials as a resorbable barrier cap and/or binding agent.	Commercial sales

TefGen Regenerative Membrane™	Non-resorbable membrane for assisting the regeneration of bone defects.	Commercial sales

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
     Lifecore has enhanced and expanded its product lines, creating numerous new products with a combination of innovative features from its existing systems. This gives the Company a broad product line which offers practitioners maximum flexibility in choice of treatment modalities and several innovations that enhance ease-of-use by the clinician. Additionally, the Oral Restorative Division assists its dental surgery clients by developing comprehensive continuing education curricula, as provided in the Company’s various Support Plus™ programs, to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Patient Case Acceptance Program offers client personnel the marketing and selling skills training to foster higher patient acceptance of dental implants. The Support Plus Overdentures program teaches a step-by-step approach to obtain predictable and profitable results for attachment retained overdenture implant restorations.
Bone Regeneration Products
     The Company offers products that address various bone and tissue regeneration procedures.
     CALMATRIX™ Calcium Sulfate Bone Graft Binder and CALFORMA™ Calcium Sulfate Bone Graft Barrier received 510(k) clearance and were introduced to the market in fiscal 2005. The first generation of these regeneration products, CAPSET® Calcium Sulfate Bone Graft Barrier, received 510(k) clearance and was introduced to the market in 1995. CAPSET SlowSet™ Barrier was introduced in July 1999. These products are based on a proprietary medical grade calcium sulfate technology developed by and licensed from Wright Medical, Inc., an orthopedic product manufacturer based in Memphis, Tennessee. They provide guided bone regeneration containment barriers to prevent migration of bone graft materials used to fill oral bone defects.
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
Sales and Marketing
Hyaluronan Division Products
     The Company generally markets and distributes its hyaluronan products to end-users through corporate partners. The Company sells hyaluronan to these partners in a variety of forms, including powders, gels and solutions packaged in bulk or single-application units. Sales to Alcon were 16%, 16% and 16% of total consolidated sales in 2005, 2004 and 2003, respectively.
     The Company also sells various forms of medical grade hyaluronan directly to academic and corporate research customers for development and evaluation of new applications.
Oral Restorative Division Products
     The Company is focused on expanding its oral restorative product line and developing increased sales and marketing support. The dental implant market is highly specialized. Products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners and dental laboratories. Accordingly, management believes it must maintain a highly experienced direct sales force in the United States for proper distribution of these products. The Company believes that its sales force offers better customer service, technical support and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs 27 individuals dedicated to sales in the United States and four U.S. based international sales personnel. The Oral Restorative Division products are marketed internationally in 34 countries through 24 distributors and in Italy through the Company’s subsidiary, Lifecore Biomedical SpA, in Germany through the Company’s subsidiary, Lifecore Biomedical GmbH, in France through the Company’s subsidiary, Lifecore Biomedical SAS, and in Scandinavia through the Company’s subsidiary, Lifecore Biomedical AB.
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
Manufacturing
     The commercial production of hyaluronan by the Company requires fermentation, separation and purification capabilities, and aseptic packaging of product in a variety of bulk and single dose configurations. In addition, the production of the FeHA Solution requires formulation of viscous fluids, contract Blow-Fill-Seal filling and secondary sterilization.
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

     The Company’s 110,000 square foot facility is primarily used for the proprietary hyaluronan manufacturing process, formulation and aseptic syringe filling, and the formulation of FeHA Solution. The Company believes that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.
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
     The Company’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacture of both device and pharmaceutical products. The FDA periodically inspects the Company’s manufacturing systems and requires conformance to the FDA’s Quality Systems Regulations (“QSR”). In addition, the Company’s corporate partners conduct intensive quality audits of the facility. The Company also periodically contracts with independent regulatory consultants to conduct audits of the Company’s operations. The Company maintains a Quality System which assures conformance to all applicable current standards (21 CFR820, 21 CFR210-211, ISO 13485 : 2003, 93/42/EEC, and Canadian Medical Device Regulation : 1998). These approvals represent international symbols of quality system assurance and compliance with applicable European Medical Device Directives, which greatly assist in the marketing of the Company’s products in the European Union.
     The Company uses outside metal finishing vendors to produce its dental implant devices and related components. The Company inspects vendors’ quality assurance and control functions and performs its own finished packaging related to the implant product lines.
     The Company purchases raw materials for its production of hyaluronan and calcium sulfate-based products from outside vendors. While these materials are available from a variety of sources, the Company principally uses limited sources for some of its key materials to better monitor quality and achieve cost efficiencies. Wright Medical, Inc. exclusively supplies the key raw material for the calcium sulfate based products. The Company believes Wright Medical is able to provide adequate amounts of the raw materials and is under a supply agreement with the Company through September 2006. The Company utilizes a supply agreement with Bridger Biomed, Inc. to supply the TefGen Regenerative Membrane product line.
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
     Several companies are pursuing anti-adhesion product development, including, but not limited to, Alliance Pharmaceuticals, Inc., Angiotech Pharmaceuticals, Inc., Anika Therapeutics, Inc., Confluent Surgical, ETHICON, Fidia SpA, FzioMed, Genzyme Corporation, Life Medical Sciences, M.L. Labs, W.L. Gore & Associates, Inc. and Wright Medical Group, Inc. If any or all of the competing products are successfully developed and obtain regulatory approval and commercial acceptance, the Company’s prospects for FeHA Solution may be adversely affected.

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
Oral Restorative Products
     The dental implant market is also highly competitive. Major market competitors include Biomet, Inc., Zimmer Dental, Dentsply International, Inc., Nobel Biocare AG and Straumann AG. A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is based primarily on product performance and quality, strong sales support and education.
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
     The market for the Company’s tissue regeneration products is also competitive. The major competitors include Biomet, Inc., Dentsply International, Inc., Geistlich, W. L. Gore (GORE-TEX), and Zimmer Dental. While the Company believes its product line and experienced sales representation are an advantage in this area, no assurance can be given that it can gain significant market share from its more established competitors.
Patents and Proprietary Rights
     The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a U.S. patent covering certain aspects of its hyaluronan fermentation process. In August 1994 the Company was assigned a pending patent covering the use of FeHA Solution, with applications filed in the United States, Australia, Brazil, Canada, Europe, Greece, and Japan. Subsequently, the patent has been issued in Australia, Canada, Greece, Japan, and the United States. The Company licenses two patents covering the dental surgical use of calcium sulfate from Wright Medical, Inc. The Company also licenses patented technology used in the production of calcium sulfate from Wright Medical and the University of North Carolina. In conjunction with the purchase of the TefGen Regenerative Membrane product line, the Company obtained the rights to the patent for composition, manufacture and use of the nPTFE material. The Company has received a patent on its dental implant packaging and a patent on a self-tapping dental implant design.
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

Government Regulation
     Government regulation in the United States and other countries is a significant factor in the marketing of the Company’s products and in the Company’s ongoing research and development activities. The Company’s products are subject to extensive and rigorous regulation by the FDA, which regulates the products as medical devices and which, in some cases, requires Pre-Market Approval (“PMA”) and by foreign countries, which regulate the products as medical devices or drugs. Under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), the FDA regulates clinical testing, manufacturing, labeling, distribution, sale, and promotion of medical devices in the United States.
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
     The FDA invariably requires clinical data for a PMA application and has the authority to require such data for a 510(k) Notification. If clinical data is necessary, the manufacturer or distributor is ordinarily required to obtain an Investigational Device Exemption (“IDE”) authorizing the conduct of human studies. Once in effect, an IDE permits evaluation of devices under controlled clinical conditions. After a clinical evaluation process, the resulting data may be included in a PMA application or a 510(k) Notification. The PMA may be approved or the 510(k) Notification may be cleared by the FDA only after a review process that may include requests for additional data, sometimes requiring further studies.
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
     Hyaluronan products are generally Class III devices. In cases where the Company is supplying hyaluronan to a corporate partner as a raw material or producing a finished product under a license for the partner, the corporate partner will be responsible for obtaining the appropriate FDA clearance or approval. Export of the Company’s hyaluronan products generally requires approval of the importing country. The Company’s Oral Restorative products are Class II devices.

     Other regulatory requirements are placed on the manufacture of a medical device and the quality control procedures in place, such as the FDA’s device QSR regulations. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance with device QSR requirements. The Company’s facility is subject to inspections as both a device and a drug manufacturing operation. Other applicable FDA requirements include the medical device reporting regulation, which requires that the Company provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.
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
Seasonality
     The Company’s business is seasonal in nature. Historically, sales on the Oral Restorative Division are lower in the first quarter than throughout the rest of the year, as a result of European holidays during the summer months.
Employees
     As of August 22, 2005 the Company employed 202 persons on a full-time basis, 14 part-time employees and 10 temporary employees. None of the Company’s employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.

Executive Officers of the Registrant
     The following sets forth the names of the executive officers of Lifecore, in addition to information about their positions with Lifecore, their periods of service in such capacities, and their business experience for at least the past five years. There are no family relationships among them. All executive officers named are appointed by the Board of Directors for a term of office from the time of appointment until the next annual meeting of directors (held following the annual meeting of shareholders) and until their respective successors are elected and have qualified.
     Dennis J. Allingham. Mr. Allingham, 54 years old, was appointed President and Chief Executive Officer and to the Board of Directors in February 2004. Mr. Allingham previously served as Executive Vice President of the Company from November 1997 to February 2004. He served as Chief Financial Officer of the Company from January 1996 to March 2004. Mr. Allingham also served as General Manager of the Hyaluronan Division from November 1996 to February 2004 and General Manager of the Oral Restorative Division from November 1997 to February 2004.
     Larry A. Hiebert. Mr. Hiebert, 49 years old, was appointed Vice President of Operations in March 2004. Mr. Hiebert served as Director of Operations from 1997 to March 2004 and held various manufacturing and materials management positions within the Company from 1983 to March 2004.
     David M. Noel. Mr. Noel, 48 years old, was appointed Vice President of Finance and Chief Financial Officer in March 2004. Mr. Noel, a Certified Public Accountant, joined the Company as Controller in February 2002 and served in such position until March 2004. From 1996 to 2001, Mr. Noel was Controller of Nilfisk-Advance, Inc., a manufacturer of floor maintenance equipment.
     Kipling Thacker, Ph.D. Dr. Thacker, 50 years old, was appointed Vice President of New Business Development in November 2004. Dr. Thacker served as Director of New Business Development from 2000 to November 2004 and is the co-inventor of the hyaluronan fermentation and manufacturing process. He held various research and business development positions at the Company from 1981 to 2004.
Item 2. Properties
     The Company’s operations are all conducted in its 110,000 square foot building in Chaska, Minnesota, which is owned by the Company and subject to a Mortgage and Security Agreement. The Company completed an expansion of its facility during fiscal 1998. The Company leases local office space for its four foreign subsidiaries.

Item 3. Legal Proceedings
     Lifecore has been named as a defendant in 73 product liability lawsuits filed by 76 different plaintiffs alleging that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was developed, manufactured and marketed by Lifecore. The other defendants in these lawsuits are ETHICON, Inc., which was Lifecore’s exclusive worldwide marketing partner for INTERGEL Solution through its division GYNECARE Worldwide; and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also name Vital Pharma, Inc. as a defendant; Vital Pharma acted as the contract packager for the INTERGEL solution. The plaintiffs in these actions are individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
     Lifecore anticipates that the lawsuit captioned Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc., which was the first such lawsuit served on Lifecore, will be the first of these lawsuits to go to trial. The Contratto case was filed in U.S. District Court for the Northern District of California and was served on Lifecore on September 15, 2003. As of August 4, 2005, Lifecore had been served in 68 of the 73 lawsuits on dates ranging from September 15, 2003 to July 19, 2005. Fifty-five of these lawsuits were filed in Florida state court. The balance of the lawsuits served on Lifecore have been filed in various states including Connecticut, Kansas, Louisiana, Minnesota, New Jersey, Pennsylvania and Wisconsin.
     ETHICON began marketing INTERGEL Solution outside the United States in June 1998 for reducing the incidence of post-surgical adhesions. INTERGEL Solution was approved by the FDA for the U.S. market in November 2001. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from postmarketing experience with the product, including allegations of adverse events associated with off-label use in non-conservative surgical procedures (such as hysterectomies).
     ETHICON is defending Lifecore in all of these lawsuits. Under the terms of Lifecore’s Conveyance, License, Development and Supply Agreement dated August 8, 1994 with ETHICON, ETHICON is obligated to indemnify and hold Lifecore harmless from all claims related to the sale and use of INTERGEL Solution, unless it is ultimately determined that a plaintiff’s injuries were caused by a breach of Lifecore’s limited contractual warranty to ETHICON under that agreement. Lifecore believes that ETHICON will be obligated to fully indemnify Lifecore in connection with all of the pending claims relating to INTERGEL Solution.
     Lifecore has also received four claim letters alleging claims similar to the lawsuits. ETHICON is responding to the claim letters on behalf of Lifecore.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s Common Stock is traded on the Nasdaq National Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 2005 and 2004 the range of high and low closing sale prices of the Common Stock on the Nasdaq National Market.

Fiscal year	Low	High
2005
First Quarter	$4.86	$7.14
Second Quarter	6.98	11.59
Third Quarter	10.13	18.09
Fourth Quarter	10.07	17.20

2004
First Quarter	$5.32	$6.83
Second Quarter	6.01	7.19
Third Quarter	6.17	8.17
Fourth Quarter	5.53	8.20
     The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance its business.
     On August 22, 2005, the Company had 514 shareholders of record.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)
     The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 2005 has been derived from the Company’s Consolidated Financial Statements audited by Grant Thornton LLP, independent registered public accounting firm. Such data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2005	2004	2003	2002	2001
Statements of Operations Data:
Net sales	$55,221	$47,036	$42,441	$38,794	$34,136
Costs of goods sold	21,913	20,483	20,379	22,116	18,487

Gross profit	33,308	26,553	22,062	16,678	15,649
Operating expenses
Research and development	4,212	4,519	4,067	4,865	4,704
Marketing and sales	14,851	13,782	12,353	10,774	9,284
General and administrative	6,175	6,372	5,543	5,035	4,633
Restructuring charges	—	1,136	—	—	—

	25,238	25,809	21,963	20,674	18,621

Operating income (loss)	8,070	744	99	(3,996)	(2,972)
Other income (expense), net.	312	130	(367)	(684)	(729)

Income (loss) before income taxes	8,382	874	(268)	(4,680)	(3,701)
Provision (benefit) for income taxes	(9,129)	167	87	37	—

Net income (loss)	$17,511	$707	$(355)	$(4,717)	$(3,701)

Net income (loss) per common share
Basic	$1.35	$0.05	$(0.03)	$(0.37)	$(0.29)

Diluted	$1.31	$0.05	$(0.03)	$(0.37)	$(0.29)

Weighted average common and common equivalent shares outstanding
Basic	12,975	12,898	12,882	12,802	12,631

Diluted	13,345	12,958	12,882	12,802	12,631

	As of June 30,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital	$36,189	$21,692	$18,511	$17,783	$14,210
Total assets	79,866	60,318	58,352	60,096	62,696
Long-term obligations, net	5,089	5,809	5,969	6,114	6,249
Shareholders’ equity	67,861	48,826	48,394	48,548	52,056

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions in certain circumstances that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition:
     The Company’s revenues are recognized when products are shipped to or otherwise accepted by unaffiliated customers pursuant to customers’ orders, the price is defined and collection is reasonably assured. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.
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
Accounting for Income Taxes:
     Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards, or SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established.

     As of June 30, 2004, the Company had provided a full valuation allowance of $13.7 million against its deferred tax assets, due to uncertainties related to its ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. In the fourth quarter of 2005, management determined that it was appropriate to release a substantial portion of the valuation allowance based upon the Company’s current and expected level of profitability, and the belief that it is more likely than not that the deferred tax assets will be utilized before they expire. As part of the process of preparing the consolidated financial statements, income taxes are required to be estimated. This process involves estimating actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against deferred tax assets. Any such valuation allowance would be based on our management estimates of taxable income and the period over which deferred tax assets would be recoverable.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company does not believe the adoption of FAS 151 will have any financial impact, since the Company has historically expensed such costs as incurred.
     On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R will be effective for the Company beginning July 1, 2005. As such, effective with the Company’s first fiscal quarter of fiscal 2006, SFAS No. 123R will eliminate our ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue stock options to its employees or non-employee directors. The Company intends to apply the Modified Prospective method and estimates that the adoption of SFAS No. 123R will result in approximately $600,000 of compensation expense in fiscal 2006.
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
     The Hyaluronan Division primarily sells into three medical segments: 1) Ophthalmic, 2) Orthopedic, and 3) Veterinary. In addition, the Company developed and owns the global marketing rights for a product using its patented ferric hyaluronan adhesion prevention technology. The product, FeHA, (formerly labeled as GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”), has been clinically proven to reduce the incidence of post-surgical adhesions following surgical trauma. The product was voluntarily withdrawn for the market in March 2003 in order to assess information obtained from postmarketing experience with the product. The Company is currently evaluating regulatory requirements and opportunities for distribution partners for the FeHA product to market.
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
     The Oral Restorative Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct subsidiaries in Italy, Germany, France and Sweden, and through 24 national distributors covering 34 additional countries.
Results of Operations
Year ended June 30, 2005 compared with year ended June 30, 2004.

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2005	2004	2005	2004	2005	2004
Net sales	$18,488,000	$15,719,000	$36,733,000	$31,317,000	$55,221,000	$47,036,000
Cost of goods sold	9,119,000	9,183,000	12,794,000	11,300,000	21,913,000	20,483,000

Gross profit	9,369,000	6,536,000	23,939,000	20,017,000	33,308,000	26,553,000

Operating expenses
Research and development	3,073,000	3,467,000	1,139,000	1,052,000	4,212,000	4,519,000
Marketing and sales	512,000	508,000	14,339,000	13,274,000	14,851,000	13,782,000
General and administrative	2,299,000	2,417,000	3,876,000	3,955,000	6,175,000	6,372,000
Restructuring charges	—	523,000	—	613,000	—	1,136,000

	5,884,000	6,915,000	19,354,000	18,894,000	25,238,000	25,809,000

Operating income (loss)	$3,485,000	$(379,000)	$4,585,000	$1,123,000	$8,070,000	$744,000

     Net Sales. Net sales increased $8,185,000 or 17% in fiscal 2005 from fiscal 2004. Hyaluronan Division sales increased $2,769,000 or 18%, and Oral Restorative Division sales increased $5,416,000 or 17%.
     Hyaluronan Division sales increased to $18,488,000 in fiscal 2005 from $15,719,000 in fiscal 2004 due to increased sales to ophthalmic and orthopedic customers offset partially by lower sales of veterinary products. Sales of ophthalmic products to Alcon were $8,697,000 in fiscal 2005 compared with $7,435,000 for fiscal 2004.
     Oral Restorative Division sales increased to $36,733,000 in fiscal 2005 from $31,317,000 in fiscal 2004. Domestic sales increased 23% due to the continued expansion of our sales representatives, a full year of sales of the RENOVA Internal Hex Implant System and continued sales growth in STAGE-1 Single Stage Implant System. Sales in the international markets increased by 12% due to sales of the Renova Internal Hex Implant System and a favorable impact from currency translations.
     Gross profit. Consolidated gross profit, as a percentage of net sales, was 60% in fiscal 2005 and 56% in fiscal 2004. The gross profit for the Hyaluronan Division increased to 51% in fiscal 2005 from 42% in fiscal 2004; 3.0% due to a decrease in unused manufacturing capacity charges associated with increased hyaluronan production, 5.1% from a favorable shift in product mix from lower margin products to higher margin products, and 1.0% due to cost savings. Fiscal 2006 Hyaluronan division gross margins are expected to be similar to fiscal 2005 gross margins.

     Gross profit for the Oral Restorative Division increased to 65% in fiscal 2005 from 64% in fiscal 2004 of which .7% was due to a favorable shift in sales mix from lower margin products to higher margin products and .5% was due to reduced discounting. Gross margins in the Oral Restorative Division are expected to be slightly higher in fiscal 2006 reflecting a consistent product sales mix and increased manufacturing volume.
     Research and development. Research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses decreased $307,000 or 7% in fiscal 2005 from fiscal 2004. The decrease is due to a reduction in fees for consulting and professional services associated with research activity to re-introduce INTERGEL Solution following the market withdrawal in March 2003. Consulting and professional fees associated with INTERGEL Solution were primarily related to the research and study of the products’ clinical results including a detailed analysis of complaints, study of surgical notes and patient charts. The aim of this evaluation is the re-introduction of this product to the market with appropriate modification (if any) based on applying the information derived from this study, and other experimentation. Medical experts have been retained to aid in the research and experimentation of the product to determine if the product was faulty in any way, if there was evidence of improper product application by the physician, the need for modification or re-engineering and whether re-labeling is needed prior to re-introduction.
     Marketing and sales. Marketing and sales expenses increased by $1,069,000 or 8% in fiscal 2005 from fiscal 2004. The increase was due mainly to costs associated with the expansion of the oral restorative’s domestic sales force, international operations and currency translation.
     General and administrative. General and administrative expenses decreased by $197,000 or 3% in fiscal 2005 from fiscal 2004. The decrease is principally related to decreases in personnel and legal expenses partially offset by increases in insurance, subsidiary operations and Sarbanes-Oxley compliance costs.
     Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $182,000 for the current fiscal year as compared to the last fiscal year. The increase is due to a decrease in interest expense of $362,000 as a result of refinancing the Company’s Industrial Revenue Bonds in the first quarter, an increase in interest income of $165,000 from a higher cash balance, offset by decreases in currency transaction gains realized on Euro denominated intercompany transactions of $351,000.
     Provision (benefit) for income taxes. The benefit for income taxes of $9.1 million for fiscal 2005 resulted primarily from a current tax provision of $2.8 million offset by the release of the valuation allowance against deferred tax assets in the amount of $11.9 million in the fourth quarter of 2005, as compared to income tax expense of $167,000 and $87,000 in fiscal years 2004 and 2003, respectively. Historically, deferred tax assets arose from federal and state net operating loss carryforwards, federal and state tax credit carryforwards and other timing differences. These and other deferred tax assets have been offset by a valuation allowance due to the uncertainty surrounding the realization of such assets. The release of a substantial portion of the valuation allowance and the resulting recognition of a deferred tax benefit in the fourth quarter was based on management’s belief that it is more likely than not that these deferred tax assets will be realized due to current and expected profitability. In making this determination, management considered all positive and negative factors. To realize the tax benefit of these loss and credit carryforwards, the Company expects to generate future taxable income of approximately $28 million prior to the expiration of the carryforward amounts. The remaining valuation allowance relates principally to the Company’s foreign net operating loss carryforwards. The tax rate for book purposes in fiscal 2006 will be approximately 34%, even though the actual amount of cash taxes paid will be reduced by net operating loss and research and development tax credit carryforwards and deductions due to stock option activities.
     At June 30, 2005, we had approximately $25.1 million and $4.6 million in federal and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The federal carryforwards expire from 2007 through 2025, if not utilized.
     At June 30, 2005, the Company had tax credit carryforwards of approximately $738,000 and $720,000 for federal and state income tax purposes, respectively. If not utilized, the federal and state research and development tax credit carryforwards will expire from 2007 through 2020. The federal and state Alternative Minimum Tax credits can be carried forward indefinitely.

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

     Net Sales. Net sales increased $4,595,000 or 11% in fiscal 2004 from fiscal 2003. Hyaluronan Division sales increased $60,000, and Oral Restorative Division sales increased $4,535,000 or 17%.
     Hyaluronan Division sales increased to $15,719,000 in fiscal 2004 from $15,659,000 in fiscal 2003 due to increased sales of ophthalmic and veterinary products. Sales of ophthalmic products to Alcon were $7,435,000 in fiscal 2004 compared with $6,725,000 for fiscal 2003. This sales increase was partially offset by a reduction in INTERGEL Solution sales due to ETHICON’s voluntary withdrawal of INTERGEL Solution from the market.
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
     Gross profit. Consolidated gross profit, as a percentage of net sales, was 56% in fiscal 2004 and 52% in fiscal 2003. Gross profit for the Hyaluronan Division increased to 42% in fiscal 2004 from 38% in fiscal 2003; 10.0% due to a favorable shift in product mix from lower margin products to higher margin products and by 4.2% due to cost savings, however, this increase was offset 10.2% due to an increase in unused manufacturing capacity charges associated with decreased hyaluronan production. Hyaluronan Division gross margins are expected to increase in fiscal 2005 due to increased production which will enable the Company to reduce unused manufacturing capacity charges.
     Gross profit for the Oral Restorative Division increased to 64% in fiscal 2004 from 60% in fiscal 2003, of which 3.0% was due to a favorable shift in sales mix from lower margin products to higher margin products, 0.5% was due to reduced discounting and 0.5% was due to a reduction in material costs. Gross margins in the Oral Restorative Division are expected to be slightly higher in fiscal 2005 reflecting a consistent product sales mix and increased manufacturing volume.
     Research and development. Research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses increased $452,000 or 11% in fiscal 2004 from fiscal 2003. The increase is due to additional consulting and professional fees associated with the market withdrawal of INTERGEL Solution in March 2003.

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
     Restructuring charges. Restructuring charges of $1,136,000 were recorded as part of a 10% workforce reduction. The workforce reduction was implemented to bolster profitability on a going-forward basis, while aligning resources for future growth. These actions position the Company to focus upon growth opportunities and to leverage operations for enhanced profitability. The restructuring charges consisted of $1,072,000 for employee severance costs and $64,000 for professional fees. The Hyaluronan Division was allocated $523,000 of the restructuring charges, while $613,000 was allocated to the Oral Restorative Division.
     Other income (expense). Net other expense, as shown on the Consolidated Statements of Operations, decreased $497,000 for fiscal 2004 as compared to fiscal 2003. The decrease is due to the $294,000 increase in currency transaction gains realized on Euro denominated intercompany transactions and a reduction of interest expense of $115,000.
Liquidity and Capital Resources
     As of June 30, 2005, the Company had $18.5 million of cash and cash equivalents and working capital of $36.2 million. Cash and cash equivalents increased during the year ended June 30, 2005 by $10.0 million.
     Cash Provided by Operating Activities. Operating cash flow in 2005 was primarily the result of operational profitability. Net cash provided by operations was approximately $11.1 million in 2005 attributable primarily to net income of $17.5 million and adjustments for non-cash charges related to the changes in deferred tax assets of $10.3 million and depreciation and amortization of $2.1 million. Inventories decreased $1.5 million and accounts payable and accrued liabilities increased by $1.1 million, which were partially offset by increases in accounts receivable of $1.6 million.
     Net cash provided by operations in 2004 was approximately $4.6 million primarily attributable to net income of $707,000 and adjustments for non-cash charges related to the depreciation and amortization of $2.5 million, a decrease in inventory of $985,000, increases in accounts payable and accrued liabilities of $1.7 million, offset partially by the increase in accounts receivable of $823,000 related to increased net sales.
     Net cash provided by operations in 2003 was approximately $2.2 million primarily attributable to adjustments for non-cash charges related to the depreciation and amortization of $2.9 million, a decrease in inventory of $759,000, offset partially by a decrease in accounts payable and accrued liabilities of $1.5 million related to the timing of payments.
     Cash Used in Investing Activities. Net cash used in investing activities was $1.3 million, $360,000 and $524,000 million in 2005, 2004 and 2003, respectively. Cash used in investing activities reflected purchases of property and equipment of $2.0 million, $666,000 and $744,000 in 2005, 2004 and 2003, respectively. In 2005, a security deposit of $830,000 was returned due to the refinancing of the old Industrial Revenue Bonds and other assets decreased by $300,000 and $218,000 in 2004 and 2003, respectively.
     Cash Provided by Financing Activities. Net cash provided by financing activities was $156,000 and $95,000 in 2005 and 2004, respectively. Cash provided during 2005 was attributable to proceeds from the exercise of stock options of $768,000 offset by net cash used of $612,000 for the refinancing of the industrial revenue bonds. Cash provided during 2004 was attributable to proceeds from the exercise of stock options of $234,000 offset by payments of $139,000 on the industrial revenue bonds. Cash used during 2003 was attributable to proceeds from the exercise of stock options of $114,000 offset by payments of $128,000 on the industrial revenue bonds.
     On August 19, 2004, the Company repaid the existing bonds with the proceeds of a new issuance of industrial revenue bonds. The aggregate principal amount of the new bonds was $5,630,000 and the bonds bear interest at a variable rate set weekly by the bond Remarketing Agent (2.28% as of June 30, 2005). In addition, the Company pays an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%.

     The Company has a $5 million credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable and inventories, subject to a borrowing base certificate. Interest is accrued at the prime rate at June 30, 2005 and 2004, which was 6.25% and 4.0%, respectively. At June 30, 2005 and 2004, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). At June 30, 2005 and 2004, the Company was in compliance with all covenants.
     The Company’s ability to generate positive cash flow from operations and achieve ongoing profitability is dependent upon the continued expansion of revenue from its hyaluronan and oral restorative businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products, difficulty in predicting development timelines when working with customers, the early stage of certain of these markets and the uncertainty associated with the future market status of the Company’s adhesion prevention product. Similarly, expansion of the Company’s Oral Restorative Division sales is also dependent upon increased revenue from new and existing customers, successful introduction of new products as well as successfully competing in a more mature market. The Company expects its cash generated from anticipated operations and the availability under the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations. While the Company’s capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.
Off-Balance Sheet Arrangements
     The Company does not have any “off-balance sheet arrangements”.
Contractual Obligations
     Payments due by period for contractual obligations at June 30, 2005 are as follows:

	Payments due by period
		Less than 1			More than 5
	Total	Year	1 to 3 Years	3 to 5 Years	Years

Long-term debt	$5,373,000	$285,000	$593,000	$638,000	$3,857,000
Interest on long-term debt (1)	2,254,000	210,000	584,000	512,000	948,000
Operating leases	457,000	226,000	206,000	25,000	—
Purchase obligations	4,317,000	4,317,000	—	—	—

Total	$12,401,000	$5,038,000	$1,383,000	$1,175,000	$4,805,000

(1)  Long-term debt bears interest at a variable rate set weekly by the bond Remarketing Agent. A rate of 2.5% was used for the variable portion for the above table. See Note C to the Company’s Consolidated Financial Statements.
Seasonality
     The Company’s business is seasonal in nature. Historically, sales on the Oral Restorative Division are lower in the first quarter than throughout the rest of the year, as a result of European holidays during the summer months.

Cautionary Statement
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, in the Letter to Shareholders contained in the Annual Report to Shareholders, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues and profit margins, expense levels and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the uncertainty associated with the future market status of FeHA Solution; (2) obtaining the necessary regulatory approvals for new hyaluronan and oral restorative products; (3) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (4) intense competition in the markets for the Company’s principal products and (5) other factors discussed in the risk factors filed as Exhibit 99.1 to this Form 10-K. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.
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
     At June 30, 2005, the Company’s outstanding long-term debt bears interest at a variable rate set weekly by the bond Remarketing Agent. The effective rate on June 30, 2005 was 2.28%. A ten percent change in this variable rate would be approximately $12,000 annually.

Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements and schedule and notes thereto are included on pages F-1 through F-20 and S-1 of this report and are incorporated herein by reference. Summarized unaudited quarterly financial data for 2005 and 2004 follows:

	Quarter (Unaudited)
	First	Second	Third	Fourth
Year ended June 30, 2005
Net sales	$12,195,000	$14,093,000	$14,134,000	$14,799,000
Gross profit	7,209,000	8,763,000	8,660,000	8,676,000
Net income	1,279,000	2,380,000	2,108,000	11,744,000
Net income per share
Basic	$0.10	$0.18	$0.16	$0.90
Diluted	$0.10	$0.18	$0.15	$0.87
Weighted average common and common equivalent shares outstanding
Basic	12,932,606	12,945,903	12,993,379	13,028,016
Diluted	12,965,549	13,270,519	13,670,465	13,544,347

Year ended June 30, 2004
Net sales	$9,947,000	$11,558,000	$12,537,000	$12,994,000
Gross profit	5,178,000	6,695,000	6,952,000	7,728,000
Net income (loss)	(843,000)	597,000	(49,000)	1,002,000
Net income (loss) per share
Basic and diluted	$(0.07)	$0.05	$(0.00)	$0.08
Weighted average common and common equivalent shares outstanding
Basic	12,889,113	12,891,083	12,898,331	12,912,589
Diluted	12,889,113	12,938,352	12,898,331	12,971,547
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
Changes in Internal Controls
     During the Company’s most recent fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Managements Responsibility for Financial Information
     Company management is responsible for the preparation and integrity of the consolidated financial statements appearing in the Annual Report. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.
     The Company’s control environment is the foundation for its system of internal controls over financial reporting and is embodied in its Code of Business Conduct and Ethics. It sets the tone of the organization and includes factors such as integrity and ethical values. Internal controls over financial reporting are supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.
     The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management and the independent registered public accounting firm to review and discuss internal controls over financial reporting and accounting and financial reporting matters. The independent registered public accounting firm reports to the Audit Committee and accordingly has full and free access to the Audit Committee at any time.
Management’s Report on Internal Control over Financial Reporting
     Management is also responsible for establishing and maintaining adequate internal control over financial reporting. A system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard our assets from unauthorized use or disposition is maintained.
     Management has conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation, management has concluded that internal control over financial reporting was effective as of June 30, 2005.
     Grant Thornton LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005 as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Lifecore Biomedical, Inc.
          We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Lifecore Biomedical, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          In our opinion, management’s assessment that Lifecore Biomedical, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, Lifecore Biomedical, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by COSO.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 and our report dated September 6, 2005 expressed an unqualified opinion on those financial statements.
Minneapolis, Minnesota
September 6, 2005
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning director nominees is set forth in the sections entitled “Election of Directors”, “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be held November 17, 2005, which is incorporated herein by reference. See also “Executive Officers of the Registrant” in Item 1 of this report.
     The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all officers, directors and employees. The Code and the charters of the Audit, Compensation and Governance and Nominating committees are posted on the Company’s website at www.Lifecore.com. The Company intends to post any amendments to or waivers from the Code on its website.
Item 11. Executive Compensation
     A description of our executive officers’ compensation is set forth in the section titled “Executive Compensation” of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders and, except for the section titled “Report of the Compensation Committee”, is incorporated herein by reference.
     A description of our directors’ compensation is set forth in the section titled “Compensation of Directors” of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information regarding security ownership of certain beneficial owners and management is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.
Securities authorized for issuance under equity compensation plans
     The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance as of June 30, 2005:

Number of securities
remaining available for
	Number of securities			future issuance under
	to be issued upon		Weighted-average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants and rights		warrants and rights	column (a))
	( a )		( b )	( c )
Equity compensation plans approved by security holders:	1,720,706	(1)	$10.19	3,225,961	(2)
Equity compensation plans not approved by security holders:	—		—	—

Total	1,720,706		$10.19	3,225,961

(1)	Includes the Company’s 1990 Stock Plan and 1996 Stock Plan.

(2)	Excludes 53,333 shares of restricted stock granted by the Company under the 1996 Stock Plan.

Item 13. Certain Relationships and Related Transactions
     None.
Item 14. Principal Accountant Fees and Services
     A description of the fees paid to our independent registered public accounting firm is set forth in the sections titled “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by the Company’s Independent Accountants” of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders and are incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     Documents filed as part of the report:

Form 10-K
Page Reference
1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets - June 30, 2005 and 2004	F-2 and F-3

Consolidated Statements of Operations - years ended June 30, 2005,
	2004 and 2003	F-4

Consolidated Statements of Shareholders’ Equity - years ended June 30, 2005,
	2004 and 2003	F-5

Consolidated Statements of Cash Flows - years ended June 30, 2005,
	2004 and 2003	F-6

	Notes to Consolidated Financial Statements	F-7 through F-20

2.	Consolidated Financial Statement Schedule

	Schedule II - Valuation and Qualifying Accounts	S-1

3.	Exhibits

Description
2.1+	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

Description
3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Indenture of Trust, dated as of August 1, 2004, between City of Chaska, Minnesota and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended June 30, 2004)

10.1+	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.2	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.3*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.4+	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.5*	1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement [File No. 333-18515])

10.6*	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2004)

10.7	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.8	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2003)

10.9	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended June 30, 2004)

10.10	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended June 30, 2004)

10.11	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 2004)

10.12	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2004)

10.13	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 2004)

10.14	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 2004)

10.15	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended June 30, 2004)

10.16	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 30, 2004

Description
10.17	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 30, 2004)

10.18*	Form of Restricted Stock Agreement for participants under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 1, 2004)

10.19*	Form of Option Agreement for employees under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.20*	Form of Option Agreement for directors under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.21*	Form of Change of Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

10.22*	Change of Control Agreement, dated as of June 17, 2004, between the Company and Dennis J. Allingham (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004)

10.23*	Form of Noncompetition Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2004)

10.24	Amendment No. 2 dated November 17, 2004 to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004)

10.25+	Supply Agreement, dated December 22, 2004, between the Company and Alcon Pharmaceuticals Ltd., a subsidiary of Alcon, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004)

10.26*	Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2004)

10.27*	Separation Agreement, dated May 10, 2005, between the Company and Andre P. Decarie

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

+	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LIFECORE BIOMEDICAL, INC.

Dated: September 13, 2005	/s/ Dennis j. allingham

Dennis J. Allingham
President, Chief Executive Officer and Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Dated: September 13, 2005	/s/ Dennis j. allingham

Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director
(principal executive officer)

Dated: September 13, 2005	/s/ David m. noel

David M. Noel
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: September 13, 2005	/s/ Orwin L. Carter

Orwin L. Carter
Director

Dated: September 13, 2005	/s/ Joan L. Gardner

Joan L. Gardner
Director

Dated: September 13, 2005	/s/ Thomas H. Garrett

Thomas H. Garrett
Director

Dated: September 13, 2005	/s/ luther t. griffith

Luther T. Griffith
Director

Dated: September 13, 2005	/s/ Richard W. Perkins

Richard W. Perkins
Director

Dated: September 13, 2005	/s/ John e. Runnells

John E. Runnells
Director

Exhibit Index

Description
2.1+	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Indenture of Trust, dated as of August 1, 2004, between City of Chaska, Minnesota and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended June 30, 2004)

10.1+	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.2	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.3*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.4+	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.5*	1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement [File No. 333-18515])

10.6*	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2004)

10.7	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.8	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2003)

10.9	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended June 30, 2004)

10.10	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended June 30, 2004)

10.11	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 2004)

Description
10.12	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2004)

10.13	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 2004)

10.14	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 2004)

10.15	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended June 30, 2004)

10.16	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 30, 2004)

10.17	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 30, 2004)

10.18*	Form of Restricted Stock Agreement for participants under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 1, 2004)

10.19*	Form of Option Agreement for employees under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.20*	Form of Option Agreement for directors under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.21*	Form of Change of Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

10.22*	Change of Control Agreement, dated as of June 17, 2004, between the Company and Dennis J. Allingham (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004)

10.23*	Form of Noncompetition Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2004)

10.24	Amendment No. 2 dated November 17, 2004 to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004)

10.25+	Supply Agreement, dated December 22, 2004, between the Company and Alcon Pharmaceuticals Ltd., a subsidiary of Alcon, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004)

10.26*	Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2004)

10.27*	Separation Agreement, dated May 10, 2005, between the Company and Andre P. Decarie

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Description
99.1	Risk Factors

+	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Lifecore Biomedical, Inc.
          We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
          Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II of Lifecore Biomedical, Inc. and subsidiaries is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements for each of the three years in the period ended June 30, 2005 and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 6, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Minneapolis, Minnesota
September 6, 2005

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30,

	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,508,000	$8,553,000
Accounts receivable, less allowances	10,171,000	8,626,000
Inventories	9,456,000	9,491,000
Deferred income taxes	4,190,000	—
Prepaid expenses	780,000	705,000

Total current assets	43,105,000	27,375,000

PROPERTY, PLANT AND EQUIPMENT — AT COST
Land	249,000	249,000
Building	23,970,000	23,970,000
Equipment	19,669,000	17,672,000
Land and building improvements	3,512,000	3,507,000

	47,400,000	45,398,000
Less accumulated depreciation	(24,211,000)	(22,200,000)

	23,189,000	23,198,000

OTHER ASSETS
Intangibles	4,799,000	4,663,000
Security deposits	7,000	837,000
Inventories	2,409,000	3,891,000
Deferred income taxes	6,062,000	—
Other	295,000	354,000

	13,572,000	9,745,000

	$79,866,000	$60,318,000

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS — (continued)
June 30,

	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations	$285,000	$177,000
Accounts payable	3,418,000	2,467,000
Accrued compensation	1,920,000	1,362,000
Accrued expenses	1,293,000	1,677,000

Total current liabilities	6,916,000	5,683,000

LONG-TERM OBLIGATIONS	5,089,000	5,809,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — authorized, 25,000,000 shares of $1.00 stated value; none issued	—	—
Preferred stock, Series A Junior Participating — authorized, 500,000 shares of $1.00 par value; none issued	—	—
Common stock — authorized, 50,000,000 shares of $.01 stated value; issued and outstanding, 13,054,312 and 12,931,758 shares at June 30, 2005 and 2004	130,000	129,000
Accumulated currency translation adjustment	(656,000)	(422,000)
Additional paid-in capital	91,194,000	89,116,000
Deferred stock-based compensation	(321,000)	—
Accumulated deficit	(22,486,000)	(39,997,000)

	67,861,000	48,826,000

	$79,866,000	$60,318,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30,

	2005	2004	2003
Net sales	$55,221,000	$47,036,000	$42,441,000
Cost of goods sold	21,913,000	20,483,000	20,379,000

Gross profit	33,308,000	26,553,000	22,062,000

Operating expenses
Research and development	4,212,000	4,519,000	4,067,000
Marketing and sales	14,851,000	13,782,000	12,353,000
General and administrative	6,175,000	6,372,000	5,543,000
Restructuring charges	—	1,136,000	—

	25,238,000	25,809,000	21,963,000

Operating income	8,070,000	744,000	99,000

Other income (expense)
Interest income	217,000	52,000	49,000
Interest expense	(280,000)	(642,000)	(757,000)
Bond retirement expense	(290,000)	—	—
Currency transaction gains	299,000	650,000	356,000
Other, net	366,000	70,000	(15,000)

	312,000	130,000	(367,000)

Income (loss) before income taxes	8,382,000	874,000	(268,000)

Provision (benefit) for income taxes	(9,129,000)	167,000	87,000

Net income (loss)	$17,511,000	$707,000	$(355,000)

Net income (loss) per common share
Basic	$1.35	$0.05	$(0.03)

Diluted	$1.31	$0.05	$(0.03)

Weighted average common and common equivalent shares outstanding
Basic	12,974,730	12,897,737	12,881,863

Diluted	13,344,642	12,957,726	12,881,863

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
	Common Stock		Currency	Additional	Deferred
	Shares		Translation	Paid-In	Stock-based	Accumulated
	Issued	Amount	Adjustment	Capital	Compensation	Deficit	Total
Balances at June 30, 2002	12,867,742	$129,000	$—	$88,768,000	—	$(40,349,000)	$48,548,000
Exercise of stock options and stock awards	17,675	—	—	114,000	—	—	114,000
Comprehensive loss:
Net loss	—	—	—	—	—	(355,000)	(355,000)
Addition to accumulated currency translation adjustment	—	—	87,000	—	—	—	87,000

Comprehensive loss							(268,000)

Balances at June 30, 2003	12,885,417	129,000	87,000	88,882,000	—	(40,704,000)	48,394,000
Exercise of stock options and stock awards	46,341	—	—	234,000	—	—	234,000
Comprehensive income:
Net income	—	—	—	—	—	707,000	707,000
Addition to accumulated currency translation adjustment	—	—	(509,000)	—	—	—	(509,000)

Comprehensive income							198,000

Balances at June 30, 2004	12,931,758	129,000	(422,000)	89,116,000	—	(39,997,000)	48,826,000
Exercise of stock options and stock awards	102,554	1,000	—	768,000	—	—	769,000
Issuance of restricted stock	20,000	—	—	512,000	(321,000)	—	191,000
Tax benefits from exercise of stock options	—	—	—	798,000	—	—	798,000
Comprehensive income:
Addition to accumulated currency translation adjustment	—	—	(234,000)	—	—	—	(234,000)
Net income	—	—	—	—	—	17,511,000	17,511,000

Comprehensive income							17,277,000

Balances at June 30, 2005	13,054,312	$130,000	$(656,000)	$91,194,000	$(321,000)	$(22,486,000)	$67,861,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30,

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$17,511,000	$707,000	$(355,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,087,000	2,520,000	2,874,000
Deferred income taxes	(10,252,000)	—	—
Tax benefits from stock options	798,000	—	—
Stock-based compensation	191,000	—	—
Allowance for doubtful accounts	90,000	(7,000)	89,000
Accumulated currency translation adjustment	(234,000)	(509,000)	87,000
Changes in operating assets and liabilities
Accounts receivable	(1,635,000)	(823,000)	(2,000)
Inventories	1,517,000	985,000	759,000
Prepaid expenses	(74,000)	61,000	231,000
Accounts payable	951,000	587,000	(1,620,000)
Accrued liabilities	174,000	1,086,000	158,000

Net cash provided by operating activities	11,124,000	4,607,000	2,221,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,002,000)	(666,000)	(744,000)
Purchases of intangibles	(200,000)	—	—
Decrease in security deposits	830,000	6,000	2,000
Decrease in other assets	47,000	300,000	218,000

Net cash used in investing activities	(1,325,000)	(360,000)	(524,000)

Cash flows from financing activities:
Payments on long-term obligations	(256,000)	(139,000)	(128,000)
Issuance of industrial revenue bonds	5,630,000	—	—
Retirement of industrial revenue bonds	(5,986,000)	—	—
Proceeds from stock options exercised	768,000	234,000	114,000

Net cash provided by (used in) financing activities	156,000	95,000	(14,000)

Net increase in cash and cash equivalents	9,955,000	4,342,000	1,683,000
Cash and cash equivalents at beginning of year	8,553,000	4,211,000	2,528,000

Cash and cash equivalents at end of year	$18,508,000	$8,553,000	$4,211,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$330,000	$645,000	$713,000
Taxes	494,000	87,000	61,000
The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Lifecore Biomedical, Inc. (the “Company”) manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through original equipment manufacturers and contract manufacturing alliances in ophthalmologic and orthopedic surgery and veterinary medicine. The Oral Restorative Division markets its products through direct sales in the United States, Italy, Germany and Sweden and through distributors in other foreign countries.
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
2. Cash and Cash Equivalents
     The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 2005 and 2004, substantially all of the Company’s cash and cash equivalents were invested in a money market fund.
3. Accounts Receivable
     The Company extends credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers. The Company’s customers are located primarily throughout the United States, Asia, Europe and South America. Accounts receivable balances from customers located in Asia, Europe and South America were 15%, 35% and 9% of total receivables, respectively, at June 30, 2005 and 16%, 31% and 8% of total receivables, respectively, at June 30, 2004. The Company maintains allowances for potential credit losses, which were $496,000 and $407,000 at June 30, 2005 and 2004, respectively.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
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

	As of June 30,
	2005	2004
Raw materials	$3,102,000	$2,756,000
Work-in-process	426,000	416,000
Finished goods-current	5,928,000	6,319,000

	9,456,000	9,491,000
Finished goods-long term	2,409,000	3,891,000

	$11,865,000	$13,382,000

5. Depreciation
     Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Depreciation expense was approximately $2,011,000, $2,379,000 and $2,627,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Lives used in straight-line depreciation for financial reporting purposes are as follows:

Number of
years
Building	7-40
Equipment	3-7
Land and building improvements	7-40
6. Intangibles
     Intangibles consist primarily of the cost of goodwill related to acquisitions, patents and distribution rights and licenses. All intangibles relate to the Oral Restorative Division.
     Also included within intangibles are costs incurred to register patents and trademarks, which are capitalized as incurred. Amortization of these costs commences when the related patent or trademark is granted. The costs are amortized over the estimated useful life of the patent or trademark, not to exceed 17 years.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
     Goodwill is tested for impairment on an annual basis, and between annual tests in certain circumstances, and written down when impaired. The Company performs an impairment assessment by applying a fair-value based test in the first quarter of each year. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. There was no impairment recorded in fiscal years 2005 and 2004.
     Intangibles consisted of the following at June 30:

	2005	2004
Goodwill	$4,352,000	$4,352,000
Patents	387,000	387,000
Distribution rights and licenses	350,000	150,000
Less accumulated amortization	(290,000)	(226,000)

	$4,799,000	$4,663,000

7. Revenue Recognition
     The Company recognizes revenue when product is shipped, or otherwise accepted by the customer, pursuant to customers’ orders, the price is fixed and collection is reasonably assured.
8. Income taxes
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

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
9. Comprehensive Income (Loss)
     Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from transaction with stockholders. The Company’s translation adjustments represent the components of comprehensive income (loss) that are excluded from the net income (loss).
10. Net Income (Loss) Per Common Share
     The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the fiscal year ended June 30, 2005 and 2004, 369,912 and 59,989 shares of common stock equivalents, respectively, were included in the computation of diluted net income per share. For the fiscal year ended June 30, 2003 the common share equivalents that would have been included in the computation of diluted net income per share were 62,539 had net income been achieved.
     Options to purchase 479,418, 2,334,340 and 2,620,145 shares of common stock with a weighted average exercise price of $16.23, $12.26 and $12.37 were outstanding at June 30, 2005, 2004, and 2003, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
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

	2005	2004	2003
Net income (loss), as reported	$17,511,000	$707,000	$(355,000)
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects (no tax effect in 2004 and 2003)	(834,000)	(1,978,000)	(1,799,000)

Pro forma net income (loss)	$16,677,000	$(1,271,000)	$(2,154,000)

Net income (loss) per common equivalent share:
Basic — as reported	$1.35	$0.05	$(0.03)
Diluted — as reported	$1.31	$0.05	$(0.03)
Basic — pro-forma	$1.29	$(0.10)	$(0.17)
Diluted — pro-forma	$1.25	$(0.10)	$(0.17)
     The weighted average fair value of options granted in 2005, 2004 and 2003 was $4.94, $4.20 and $4.39 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	2005	2004	2003
Risk-free interest rate	3.9%	3.8%	3.8%
Expected volatility	69.6%	81.6%	86.6%
Expected life (in years)	5.4	6.2	6.0
Dividend yield	—	—	—
12. Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company does not believe the adoption of FAS 151 will have any financial impact, since the Company has historically expensed such costs as incurred.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
     On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R will be effective for the Company beginning July 1, 2005. As such, effective with the Company’s first fiscal quarter of fiscal 2006, SFAS No. 123R will eliminate our ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue stock options to its employees or non-employee directors. The Company intends to apply the Modified Prospective method and estimates that the adoption of SFAS No. 123R will result in approximately $600,000 of compensation expense in fiscal 2006.
NOTE B — LINE OF CREDIT
     The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Under the renewed credit facility, interest will accrue at the prime rate (6.25% at June 30, 2005) minus .5% or LIBOR (3.34% at June 30, 2005) plus 2.25%, at the Company’s option. Under the previous credit facility, interest was accrued at a prime rate of 4.00% as of June 30, 2004. At June 30, 2005 and June 30, 2004, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants, including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At June 30, 2005 and June 30, 2004, the Company was in compliance with all covenants.
NOTE C — LONG-TERM OBLIGATIONS
Industrial Development Revenue Bonds
     On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the then existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000 and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (2.28% on June 30, 2005). The bonds are collateralized by a Bank Letter of Credit which is secured by a first mortgage on the facility. The Company is required to make monthly principal and interest payments to a sinking fund. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). In addition, the Company pays an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. As a result of calling the fixed rate bonds for redemption the Company incurred an early redemption premium of approximately $120,000 and wrote off unamortized deferred financing costs of approximately $170,000, both of which were recorded in the first quarter of fiscal 2005.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE C — LONG-TERM OBLIGATIONS — (continued)
     Deferred financing costs associated with the newly issued bonds of approximately $196,000 is being amortized over the life of the new bonds, which are scheduled to be fully repaid in 2020.
     Long-term obligations consist of the following:

	As of June 30,
	2005	2004
Industrial development revenue bonds	$5,374,000	$5,986,000
Less current maturities	(285,000)	(177,000)

	$5,089,000	$5,809,000

     The aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:

2006	$285,000
2007	290,000
2008	304,000
2009	314,000
2010	324,000
Thereafter	3,857,000

$5,374,000

NOTE D — INCOME TAXES
     The provision for income taxes consists of the following at June 30:

	2005	2004	2003
Current
Federal	$129,000	$23,000	$—
State	57,000	—	—
Foreign	139,000	144,000	87,000
Deferred	2,468,000	—	—
Benefit from release of valuation allowance	(11,922,000)	—	—

	$(9,129,000)	$167,000	$87,000

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE D — INCOME TAXES — (continued)
     Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Deferred tax assets (liabilities) consist of the following at June 30:

	2005	2004
Current deferred tax assets:
Net operating loss carryforward	$3,000,000	$1,500,000
Inventories	798,000	1,892,000
Other	461,000	419,000

Current deferred tax asset before valuation allowance	4,259,000	3,811,000

Current deferred tax liabilities:
Prepaid expenses	(69,000)	(197,000)

Current deferred tax liabilities	(69,000)	(197,000)

Net current deferred tax asset before valuation allowance	4,190,000	3,614,000
Valuation allowance	—	(3,614,000)

Net current deferred tax asset	$4,190,000	$—

Long-term deferred tax assets:
Net operating loss carryforward	$7,550,000	$9,822,000
Tax credit carryforward	1,213,000	1,054,000
Amortization of intangibles	15,000	15,000

Long-term deferred tax assets before valuation allowance	8,778,000	10,891,000

Long-term deferred tax liabilities:
Depreciation	(1,042,000)	(805,000)
Customer list	—	(20,000)

Long-term deferred tax liabilities before valuation allowance	(1,042,000)	(825,000)

Net long-term deferred tax asset before valuation allowance	7,736,000	10,066,000
Valuation allowance	(1,674,000)	(10,066,000)

Net long-term deferred tax asset	$6,062,000	$—

     Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. At June 30, 2004, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty regarding their realizability. During the fourth quarter of 2005, the Company determined it is more likely than not that a portion of these deferred tax assets will be realized and released $12.6 million of the valuation allowance related to domestic deferred tax assets. Of the $12.6 million, $11.9 million was recorded as a current year benefit related to the release of the beginning of the year valuation allowance. The remaining $697,000 was added to additional paid in capital to reflect the tax difference related to stock options. The remaining valuation allowance relates principally to the Company’s foreign net operating loss carryforwards.
     At June 30, 2005, the Company had approximately $25.1 million and $4.6 million in federal and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The federal carryforwards expire from 2007 through 2025, if not utilized. There are no material limitations on the foreign net operating loss carryforwards.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE D — INCOME TAXES — (continued)
     At June 30, 2005, the Company had tax credits carryforwards of approximately $738,000 and $720,000 for federal and state income tax purposes, respectively. If not utilized, the federal and state research and development tax credit carryforwards will expire from 2007 through 2020. The federal and state Alternative Minimum Tax credits can be carried forward indefinitely.
     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President. Among other provisions, the Act provides for a phase-out of the extraterritorial income exclusion deduction. During fiscal 2005, the Company had a $1.9 million benefit from this deduction. This deduction will phase out during fiscal 2006 and 2007. However, the Act provides a new deduction for domestic manufacturing activity. The Company will not benefit from this deduction until all domestic net operating losses have been utilized. In addition, the Act contains other benefits which are not expected to have a significant impact on the Company.
     Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to income (loss) before income taxes are as follows for fiscal years ending June 30:

	2005	2004	2003
Statutory income tax rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	2.3%	1.1%	0.0%
Research and development credits	(0.8)%	(13.7)%	(85.1)%
Foreign sales deduction	(7.9)%	(30.5)%	(95.1)%
Other permanent differences	0.8%	7.8%	19.1%
Benefit from release of valuation allowance	(142.2)%	0.0%	0.0%
Change in valuation allowance	7.3%	24.1%	227.7%
Other	(2.4)%	(3.7)%	0.0%

	(108.9)%	19.1%	32.5%

NOTE E — SHAREHOLDERS’ EQUITY
Stock Option Plans
     The Company has three stock option plans. In November 1990, the shareholders adopted the 1990 Stock Plan (the “1990 Plan”) to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1990 Plan. In November 1993, the 1990 Plan was amended to provide for a total of 1,000,000 shares of common stock reserved for issuance under the 1990 Plan. In November 1996, the shareholders adopted the 1996 Stock Plan (the “1996 Plan”) to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non-employee persons as defined in the 1996 Plan. A total of 3,000,000 shares of common stock are reserved for issuance under the 1996 Plan. In November 2003, the shareholders adopted the 2003 Stock Plan (the “2003 Plan”) to provide for options to be granted to certain eligible employees, non-employee members of the Board of Directors and other non- employee persons as defined in the 2003 Plan. A total of 1,000,000 shares of common stock are reserved for issuance under the 2003 Plan. No stock options have been issued under the 2003 Plan. Options will be granted under all plans at exercise prices that are determined by a committee appointed by the Board of Directors. Options granted to date under all plans have been at exercise prices equal to the fair market value of the Company’s stock on the date of grant. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE E — SHAREHOLDERS’ EQUITY — (continued)
     Option transactions under the 1990 and 1996 Stock Option Plans during the three years ended June 30, 2005 are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at June 30, 2002	2,823,210	$11.87
Granted	203,267	7.62
Exercised	(17,575)	6.41
Canceled	(70,599)	11.46

Outstanding at June 30, 2003	2,938,303	11.66
Granted	342,000	6.48
Exercised	(46,341)	5.07
Canceled	(482,322)	10.48

Outstanding at June 30, 2004	2,751,640	11.28
Granted	189,000	9.84
Exercised	(102,554)	7.51
Canceled	(1,117,380)	13.06

Outstanding at June 30, 2005	1,720,706	$10.19

	Number of	Weighted Average
	Shares	Exercise Price
Options exercisable at June 30:
2005	1,395,106	$10.66
2004	2,329,865	11.62
2003	2,213,838	12.10

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE E — SHAREHOLDERS’ EQUITY — (continued)
     The following tables summarize information concerning currently outstanding and exercisable stock options.

			Options Outstanding
Range of			Number	Weighted Average Remaining	Weighted Average
Exercise Price			Outstanding	Contractual Life	Exercise Price
$ 3.55	—	5.82	125,250	6.6 years	$5.27
5.83	—	8.75	747,038	7.1 years	7.22
8.76	—	13.12	393,375	6.3 years	10.11
13.13	—	19.68	424,043	2.6 years	16.10
19.69	—	23.38	31,000	2.5 years	21.55

			1,720,706		$10.19

			Options Exercisable
Range of			Number	Weighted Average
Exercise Price			Exercisable	Exercise Price
$ 3.55	—	5.82	86,150	$5.31
5.83	—	8.75	584,163	7.16
8.76	—	13.12	269,750	10.16
13.13	—	19.68	424,043	16.10
19.69	—	23.38	31,000	21.55

			1,395,106	$10.66

     On June 16, 2005 the Company accelerated of the vesting of 74,375 stock options which had an exercise price greater than the closing price on that date. The accelerated vesting enabled the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods upon the adoption by the Company of FASB Statement No. 123(R) “Share-Based Payment” in July 2005.
Issuance of Restricted Stock
     During fiscal 2005, the Company granted 60,000 restricted common stock awards to its officers. 50,000 of the shares were awarded at a price of $9.30 and 6,667 of those shares were forfeited during the year ended June 30, 2005. 10,000 of the shares were awarded at a price of $10.79. The restricted shares will vest at the earlier of four years from the date of issuance or upon achievement of financial performance criteria for fiscal years 2005, 2006 and 2007. The Company achieved the financial performance criteria in fiscal 2005, and as a result, 20,000 shares vested. The employee forfeits unvested shares upon the termination of employment prior to the end of the vesting period. Stock compensation expense recognized related to these grants totaled $191,000 during fiscal 2005.

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
NOTE F — COMMITMENTS AND CONTINGENCIES
Royalty Agreements
     The Company has entered into agreements that provide for royalty payments based on a percentage of net sales of certain products. Royalty expense under these agreements was $291,000, $184,000 and $128,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
Severance Agreements
     The Company has an agreement with each officer that provides severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum potential liability under these agreements at June 30, 2005 was approximately $970,000.
Legal Proceedings
     Lifecore is a party in 73 pending lawsuits filed by 76 different plaintiffs, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. Under the terms of its Conveyance, License, Development and Supply Agreement dated August 8, 1994 with ETHICON, ETHICON is obligated to indemnify and hold Lifecore harmless from all claims related to the sale and use of INTERGEL Solution, unless it is ultimately determined that a plaintiff’s injuries were caused by a breach of Lifecore’s limited contractual warranty to Ethicon. Lifecore believes that ETHICON will be obligated to fully indemnify Lifecore in connection with all of the pending claims relating to INTERGEL Solution. Lifecore also has product liability insurance that it believes would cover their exposure, if any, related to these claims.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE G — EMPLOYEE BENEFIT PLAN
     The Company has a 401(k) profit sharing plan for eligible employees. The Company, at the discretion of the Board of Directors, may set a matching percentage that is proportionate to the amount of the employees’ elective contributions each year. During the years ended June 30, 2005, 2004 and 2003, the Board of Directors authorized a company matching contribution to the plan of $93,000, $92,000 and $81,000, respectively.
NOTE H — SEGMENT INFORMATION
     The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products in the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon under such agreements were 16%, 16% and 16% of total consolidated sales in 2005, 2004 and 2003, respectively. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Italy, Germany and Sweden and primarily through distributorship arrangements in other foreign locations. Sales to customers located principally in Europe accounted for 39%, 44% and 35% of total consolidated sales during the years ended June 30, 2005, 2004 and 2003, respectively.
     Segment information for the Company is as follows:

	Year ended June 30,
	2005	2004	2003
Net sales
Hyaluronan products	$18,488,000	$15,719,000	$15,659,000
Oral restorative products	36,733,000	31,317,000	26,782,000

	$55,221,000	$47,036,000	$42,441,000

Operating income (loss)
Hyaluronan products	$3,485,000	$(379,000)	$33,000
Oral restorative products	4,585,000	1,123,000	66,000

	$8,070,000	$744,000	$99,000

Capital expenditures
Hyaluronan products	$1,316,000	$369,000	$444,000
Oral restorative products	686,000	297,000	300,000

	$2,002,000	$666,000	$744,000

Depreciation and amortization expense
Hyaluronan products	$1,172,000	$1,823,000	$2,120,000
Oral restorative products	915,000	697,000	724,000

	$2,087,000	$2,520,000	$2,844,000

	As of June 30,
	2005	2004
Identifiable assets
Hyaluronan products	$35,838,000	$31,899,000
Oral restorative products	25,878,000	20,847,000
General corporate	18,150,000	7,572,000

	$79,866,000	$60,318,000

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE I — AGREEMENTS
     On September 20, 2004, the Company secured worldwide marketing rights to its ferric hyaluronan adhesion prevention product from Ethicon, Inc. Lifecore’s product, which was previously marketed by Gynecare, a division of Ethicon, Inc. (“Gynecare”), under the trademark GYNECARE INTERGEL* Adhesion Prevention Solution, was voluntarily withdrawn from the market by Gynecare on March 27, 2003 to assess information obtained from its usage in the treatment of patients. Under the agreement, Gynecare will have no responsibility for any aspect of the future manufacture, marketing, sale or distribution of the product nor will it derive any financial benefit therefrom. A payment of $250,000, included in other income, was received during the second quarter of 2005 from Ethicon, Inc. in conjunction with the above mentioned agreement.

*Trademark of ETHICON
NOTE J — RESTRUCTURING PLAN
     During the fiscal year ended June 30, 2004, the Company announced and implemented a restructuring plan (the “Restructuring Plan”). The Restructuring Plan was implemented to bolster future profitability by aligning resources for future revenue growth. The Restructuring Plan included a workforce reduction of 10% and resulted in a one-time restructuring charge of $1,136,000. The components of the restructuring charge for the fiscal year were $1,072,000 for employee severance costs and $64,000 for outplacement fees. In fiscal 2004, the Hyaluronan Division was allocated $523,000 of the restructuring charges, while $613,000 was allocated to the Oral Restorative Division.
     The following table summarizes the Restructuring Plan accrual, which was included in accrued expenses:

	Employee
	Severance	Outplacement
	Costs	Fees	Total
Balances at June 30, 2003	$—	$—	$—
Restructuring charges	1,072,000	64,000	1,136,000
Amounts utilized	(621,000)	(38,000)	(659,000)

Balances at June 30, 2004	451,000	26,000	477,000
Amounts utilized	(451,000)	(26,000)	(477,000)

Balances at June 30, 2005	$—	$—	$—

NOTE K — RECLASSIFICATIONS
     Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.

Lifecore Biomedical, Inc. and Subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at End
Description	of Period	Expenses	Accounts	Deductions		of Period
Year ended June 30, 2005 Accounts receivable allowance	$407,000	$227,000	$—	$(138,000	)(A)	$496,000
Year ended June 30, 2004 Accounts receivable allowance	414,000	194,000	—	(201,000	)(A)	407,000
Year ended June 30, 2003 Accounts receivable allowance	325,000	171,000	—	(82,000	)(A)	414,000

(A)	Deductions represent accounts receivable balances written-off during the year.

S-1