Form 10-K/A
period 2005-06-30
LIFECORE BIOMEDICAL INC
filed 2005-09-21
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2005 (the “Original Filing”), is being filed to amend the Original Filing as follows:
•      Item 9A is amended solely to add the name of our independent registered public accounting firm to the signature line of the Report of Independent Registered Public Accounting Firm contained therein; and
•      The consolidated financial statements and schedule and notes thereto included on pages F-1 through F-20 and S-1 are amended solely to add the name of our independent registered public accounting firm to the signature line of the Report of Independent Registered Public Accounting Firm contained on page F-1.
Item 8, which incorporates by reference pages F-1 through F-20 and S-1, is being re-filed in this Form 10-K/A without change. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain (1) a revised consent from our independent registered public accounting firm, and (2) currently-dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Such consent and certifications are attached to this
Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.
No other information in the Original Filing is amended hereby. Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART II
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
/s/ Grant Thornton LLP
Minneapolis, Minnesota
September 6, 2005

PART IV
Item 15. Exhibits and Financial Statement Schedules
     Documents filed as part of the report:

Form 10-K
Page Reference
1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets - June 30, 2005 and 2004	F-2 and F-3

Consolidated Statements of Operations - years ended June 30, 2005,
	2004 and 2003	F-4

Consolidated Statements of Shareholders’ Equity - years ended June 30, 2005,
	2004 and 2003	F-5

Consolidated Statements of Cash Flows - years ended June 30, 2005,
	2004 and 2003	F-6

	Notes to Consolidated Financial Statements	F-7 through F-20

2.	Consolidated Financial Statement Schedule

	Schedule II - Valuation and Qualifying Accounts	S-1

3.	Exhibits

Description
2.1+	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

Description
3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Indenture of Trust, dated as of August 1, 2004, between City of Chaska, Minnesota and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended June 30, 2004)

10.1+	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.2	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.3*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.4+	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.5*	1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement [File No. 333-18515])

10.6*	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2004)

10.7	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.8	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2003)

10.9	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended June 30, 2004)

10.10	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended June 30, 2004)

10.11	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 2004)

10.12	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2004)

10.13	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 2004)

10.14	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 2004)

10.15	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended June 30, 2004)

10.16	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 30, 2004

Description
10.17	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 30, 2004)

10.18*	Form of Restricted Stock Agreement for participants under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 1, 2004)

10.19*	Form of Option Agreement for employees under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.20*	Form of Option Agreement for directors under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.21*	Form of Change of Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

10.22*	Change of Control Agreement, dated as of June 17, 2004, between the Company and Dennis J. Allingham (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004)

10.23*	Form of Noncompetition Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2004)

10.24	Amendment No. 2 dated November 17, 2004 to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004)

10.25+	Supply Agreement, dated December 22, 2004, between the Company and Alcon Pharmaceuticals Ltd., a subsidiary of Alcon, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004)

10.26*	Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2004)

#10.27*	Separation Agreement, dated May 10, 2005, between the Company and Andre P. Decarie

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#99.1	Risk Factors

+	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contract or compensatory plan, contract or arrangement.

#	Previously filed with the original Form 10-K for the fiscal year ended June 30, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated: September 20, 2005	/s/ Dennis J. Allingham

Dennis J. Allingham
President, Chief Executive Officer and Secretary

Exhibit Index

Description
2.1+	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

3.3	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Indenture of Trust, dated as of August 1, 2004, between City of Chaska, Minnesota and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended June 30, 2004)

10.1+	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992, (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.2	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.3*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.4+	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.5*	1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to S-8 Registration Statement [File No. 333-18515])

10.6*	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2004)

10.7	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.8	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2003)

10.9	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended June 30, 2004)

10.10	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended June 30, 2004)

10.11	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 2004)

Description
10.12	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2004)

10.13	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 2004)

10.14	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 2004)

10.15	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended June 30, 2004)

10.16	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 30, 2004)

10.17	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 30, 2004)

10.18*	Form of Restricted Stock Agreement for participants under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 1, 2004)

10.19*	Form of Option Agreement for employees under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.20*	Form of Option Agreement for directors under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.21*	Form of Change of Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

10.22*	Change of Control Agreement, dated as of June 17, 2004, between the Company and Dennis J. Allingham (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004)

10.23*	Form of Noncompetition Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2004)

10.24	Amendment No. 2 dated November 17, 2004 to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004)

10.25+	Supply Agreement, dated December 22, 2004, between the Company and Alcon Pharmaceuticals Ltd., a subsidiary of Alcon, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004)

10.26*	Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2004)

#10.27*	Separation Agreement, dated May 10, 2005, between the Company and Andre P. Decarie

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Description
#99.1	Risk Factors

+	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contract or compensatory plan, contract or arrangement.

#	Previously filed with the original Form 10-K for the fiscal year ended June 30, 2005.

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
/s/ Grant Thornton LLP
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