Form 10-Q
period 2005-09-30
LIFECORE BIOMEDICAL INC
filed 2005-11-09
CIK 28626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
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
Yes ☑ No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 4, 2005 was 13,156,160 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
FORM 10-Q

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current Assets
Cash and cash equivalents	$18,504,000	$18,508,000
Accounts receivable, less allowances	9,739,000	10,171,000
Inventories	11,234,000	9,456,000
Deferred income taxes	4,560,000	4,190,000
Prepaid expenses	1,026,000	780,000

Total current assets	45,063,000	43,105,000

Property, plant and equipment
Land, building and equipment	47,877,000	47,400,000
Less accumulated depreciation	(24,657,000)	(24,211,000)

	23,220,000	23,189,000

Other Assets
Intangibles	5,270,000	4,799,000
Inventories	2,265,000	2,409,000
Deferred income taxes	5,207,000	6,062,000
Other	343,000	302,000

	13,085,000	13,572,000

	$81,368,000	$79,866,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$285,000	$285,000
Accounts payable	3,443,000	3,418,000
Accrued compensation	1,355,000	1,920,000
Accrued expenses	1,396,000	1,293,000

Total current liabilities	6,479,000	6,916,000

Long-term obligations	5,019,000	5,089,000

Shareholders’ equity	69,870,000	67,861,000

	$81,368,000	$79,866,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2005	2004
Net sales	$13,425,000	$12,305,000
Cost of goods sold	5,063,000	5,096,000

Gross profit	8,362,000	7,209,000

Operating expenses
Research and development	999,000	848,000
Marketing and sales	4,009,000	3,215,000
General and administrative	1,787,000	1,467,000

	6,795,000	5,530,000

Operating income	1,567,000	1,679,000

Other income (expense)
Interest income	135,000	10,000
Interest expense	(56,000)	(113,000)
Bond retirement expense	—	(290,000)
Currency transaction gains (losses)	(24,000)	85,000
Other	(14,000)	2,000

	41,000	(306,000)

Income before income taxes	1,608,000	1,373,000

Income tax expense	563,000	94,000

Net income	$1,045,000	$1,279,000

Net income per share
Basic	$0.08	$0.10

Diluted	$0.08	$0.10

Weighted average shares outstanding
Basic	13,059,567	12,932,606

Diluted	13,460,056	12,965,549

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,045,000	$1,279,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	473,000	523,000
Allowance for doubtful accounts	10,000	139,000
Deferred income taxes	485,000	—
Stock compensation	230,000	—
Accumulated currency translation adjustment	28,000	92,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	140,000	78,000
Inventories	(1,533,000)	(354,000)
Prepaid expenses	(245,000)	(219,000)
Accounts payable	13,000	(573,000)
Accrued liabilities	(474,000)	(275,000)

Net cash provided by operating activities	172,000	690,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(445,000)	(493,000)
Acquisitions, net of cash acquired	(322,000)	—
Refunds of security deposits	—	830,000
Increase in other assets	(45,000)	(81,000)

Net cash provided by (used in) investing activities	(812,000)	256,000

Cash flows from financing activities:
Payments on long-term obligations	(70,000)	(23,000)
Issuance of industrial revenue bonds	—	5,630,000
Retirement of industrial revenue bonds	—	(5,986,000)
Proceeds from stock options exercised	706,000	6,000

Net cash provided by (used in) financing activities	636,000	(373,000)

Net increase (decrease) in cash and cash equivalents	(4,000)	573,000
Cash and cash equivalents at beginning of period	18,508,000	8,553,000

Cash and cash equivalents at end of period	$18,504,000	$9,126,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$56,000	$156,000
Taxes	21,000	68,000
See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
NOTE A – FINANCIAL INFORMATION
Lifecore Biomedical, Inc. (referred to in this report as “Lifecore” or the “Company”) manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through original equipment manufacturers and contract manufacturing alliances in ophthalmologic, orthopedic surgery, veterinary medicine and gynecologic fields. The Oral Restorative Division markets its products through direct sales in the United States, Italy, Germany, Sweden and France and through distributors in other foreign countries.
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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005, the results of operations for the three month periods ended September 30, 2005 and 2004; and cash flows for the three month periods ended September 30, 2005 and 2004. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2005 has been derived from audited financial statements as of that date.
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

	September 30,	June 30,
	2005	2005
Raw materials	$4,351,000	$3,102,000
Work-in-process	554,000	426,000
Finished goods-current	6,329,000	5,928,000

	11,234,000	9,456,000
Finished goods-long term	2,265,000	2,409,000

	$13,499,000	$11,865,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2005
NOTE C – INTANGIBLE ASSETS
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
Goodwill is tested for impairment on a quarterly basis and written down when impaired by applying a fair-value based test. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. There was no impairment recorded for the three month period ended September 30, 2005.
Intangibles consisted of the following at:

	September 30,	June 30,
	2005	2005
Goodwill	$4,847,000	$4,352,000
Patents	387,000	387,000
Distribution rights and licenses	350,000	350,000
Accumulated amortization	(314,000)	(290,000)

	$5,270,000	$4,799,000

NOTE D – LINE OF CREDIT
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Under the credit facility, interest will accrue at the prime rate (6.75% at September 30, 2005) minus .5% or LIBOR (3.86% at September 30, 2005) plus 2.25%, at the Company’s option. At September 30, 2005 and June 30, 2005, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants, including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At September 30, 2005 and June 30, 2005, the Company was in compliance with all covenants.
NOTE E – STOCK BASED COMPENSATION
Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $190,000 of related compensation expense, included in general and administrative expense, for the three-months ended September 30, 2005. There was no tax benefit from recording this non-cash expense. The compensation expense reduced both basic and diluted earnings per share by $0.01.
As of September 30, 2005, $939,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.5 years.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2005
NOTE E – STOCK BASED COMPENSATION – (continued)
Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period.

Three months ended
September 30, 2004
Reported net income	$1,279,000
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(207,000)

Pro forma net income	$1,072,000

Income per common equivalent share:
Basic — as reported	$0.10
Diluted — as reported	$0.10

Basic — pro forma	$0.08
Diluted — pro forma	$0.08
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended September 30, 2005 and 2004 were $4.44 and $2.48, respectively. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended
	September 30,
	2005	2004
Risk-free interest rate	4.27%	3.9%
Expected volatility	69.5%	69.6%
Expected life (in years)	5.6	5.4
Dividend yield	—	—

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2005
NOTE E – STOCK BASED COMPENSATION – (continued)
The Company’s stock options generally vest ratably over four years of service and have a contractual life of 10 years. The Company has authorized 5,000,000 shares for grant under the 1990, 1996 and 2003 Stock Option Plans. Option transactions under the 1990 and 1996 Stock Option Plans during the first quarter ended September 30, 2005 are summarized as follows (no stock options have been granted under the 2003 Plan):

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at June 30, 2005	1,720,706	$10.19
Granted	41,300	10.86
Exercised	(101,100)	7.00
Canceled	(12,750)	9.35

Outstanding at September 30, 2005	1,648,156	$10.41

	Number of	Weighted Average
	Shares	Exercise Price
Options exercisable at September 30, 2005	1,309,856	$10.83
The following tables summarize information concerning currently outstanding and exercisable stock options.

Options Outstanding
Range of			Number	Weighted Average Remaining	Weighted Average
Exercise Price			Outstanding	Contractual Life	Exercise Price
$3.55	—	5.82	87,750	6.27 years	$5.23
5.83	—	8.75	708,563	6.79 years	7.29
8.76	—	13.12	394,800	6.48 years	10.15
13.13	—	19.68	426,043	2.34 years	16.09
19.69	—	23.38	31,000	2.26 years	21.55

			1,648,156		$10.41

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2005
NOTE E – STOCK BASED COMPENSATION – (continued)

Options Exercisable

Range of			Number	Weighted Average
Exercise Price			Exercisable	Exercise Price
$3.55	—	5.82	65,125	$5.35
5.83	—	8.75	551,938	7.23
8.76	—	13.12	242,750	10.13
13.13	—	19.68	424,043	16.10
19.69	—	23.38	26,000	21.58

			1,309,856	$10.83

Issuance of Restricted Stock
During fiscal 2005, the Company granted 60,000 restricted common stock awards to its officers. 50,000 of the shares were awarded at a price of $9.30 and 6,667 of those shares were forfeited during the year ended June 30, 2005. 10,000 of the shares were awarded at a price of $10.79. The restricted shares will vest at the earlier of four years from the date of issuance or upon achievement of financial performance criteria for fiscal years 2005, 2006 and 2007. The Company achieved the financial performance criteria in fiscal 2005, and as a result, 20,000 shares vested. The employee forfeits unvested shares upon the termination of employment prior to the end of the vesting period. Stock compensation expense recognized related to these grants totaled $40,000 and $0 during the three month periods ended September 30, 2005 and 2004, respectively.
NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company has $628,000 of accumulated currency translation adjustment which reduces shareholders’ equity at September 30, 2005. Total comprehensive income was $1,073,000 and $1,370,000 for the three month periods ended September 30, 2005 and 2004, respectively.
NOTE G – NET INCOME PER SHARE
The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and restricted stock, when dilutive. For the three month periods ended September 30, 2005 and 2004, 400,489 and 32,943 shares of common stock equivalents, respectively, were included in the computation of diluted net income per share.
Options to purchase 465,543 shares of common stock with a weighted average exercise price of $16.39 for the three-month period ended September 30, 2005 and options to purchase 1,343,978 shares of common stock with a weighted average exercise price of $11.20 for the three-month period ended September 30, 2004 were outstanding but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2005
NOTE H – INCOME TAXES
Provision for income taxes was $563,000 and $94,000 for the three months ended September 30, 2005 and 2004, respectively. The effective rate for the prior year period was significantly lower than the comparable 2005 period due to recognizing a tax benefit for a partial release in the deferred tax asset valuation allowance for the net operating losses utilized in 2004. The full domestic valuation allowance was fully reversed in the fourth quarter of last fiscal year. As a result the company’s statement of earnings will reflect more normal tax charges though out fiscal 2006 and beyond. However, with the exception of the Alternative Minimum Tax and certain state taxes, the company will not use cash for domestic income taxes until their net operating losses are fully realized on their tax returns.
NOTE I– SEGMENT INFORMATION
The Company operates in two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to ongoing supply agreements. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Germany, Italy, Sweden and France and primarily through distributorship arrangements in other foreign locations.
Segment assets and the basis of segmentation are consistent with that reported at June 30, 2005. Segment information for sales and income from operations are as follows:

	Three months ended September 30,
	2005	2004
Net sales
Hyaluronan products	$4,661,000	$4,644,000
Oral restorative products	8,764,000	7,661,000

	$13,425,000	$12,305,000

Income from operations
Hyaluronan products	$1,116,000	$1,319,000
Oral restorative products	451,000	360,000

	$1,567,000	$1,679,000

NOTE J – ACQUISITION OF BARDO-BIOTECH SAS
Effective August 12, 2005, the Company acquired 100% of the stock of Bardo-Biotech SAS, a privately-owned distributor of the Company’s Oral Restorative products located in Beauzelle, France. The transaction was treated for accounting purposes as a purchase and accordingly the Company included the operating results of Bardo-Biotech SAS in the financial statements from August 1, 2005.
In conjunction with this acquisition, the consideration paid was $401,000 in cash and $362,000 in debt forgiveness. The acquisition resulted in goodwill of $495,000, a portion of which is deductible for tax purposes. Approximately $43,000 of the purchase price was placed in a bank guarantee account in the event there are any loss claims or asset valuation adjustments that should arise.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2005
NOTE K – AGREEMENTS
On September 20, 2004, the Company secured worldwide marketing rights to its ferric hyaluronan adhesion prevention product from Ethicon, Inc. Lifecore’s product, which was previously marketed by Gynecare, a division of Ethicon, Inc. (“Gynecare”), under the trademark GYNECARE INTERGEL Adhesion Prevention Solution, was voluntarily withdrawn from the market by Gynecare on March 27, 2003 to assess information obtained from its usage in the treatment of patients. Under the agreement, Gynecare will have no responsibility for any aspect of the future manufacture, marketing, sale or distribution of the product nor will it derive any financial benefit therefrom. A payment of $250,000, included in other income, was received during the second quarter of fiscal 2005 from Ethicon, Inc. in conjunction with the above mentioned agreement.
NOTE L – LEGAL PROCEEDINGS
Lifecore is a party in 75 pending lawsuits, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. Under the terms of its Conveyance, License, Development and Supply Agreement dated August 8, 1994 with ETHICON, ETHICON is obligated to indemnify and hold Lifecore harmless from all claims related to the sale and use of INTERGEL Solution, unless it is ultimately determined that a plaintiff’s injuries were caused by a breach of Lifecore’s limited contractual warranty to Ethicon. Lifecore believes that ETHICON will be obligated to fully indemnify Lifecore in connection with all of the pending claims relating to INTERGEL Solution. Lifecore also has product liability insurance that it believes would cover its exposure, if any, related to these claims.
NOTE M – RECLASSIFICATIONS
Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

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
The Company reviews goodwill for impairment on a regular basis, at least quarterly or upon a triggering event.
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
In fiscal 2005, management determined that it was appropriate to release a substantial portion of the deferred tax valuation allowance based upon the Company’s then-current and expected level of profitability, and the belief that it is more likely than not that the deferred tax assets will be utilized before they expire. The remaining valuation allowance is provided for foreign net operating losses. As part of the process of preparing the consolidated financial statements, income taxes are required to be estimated. This process involves estimating actual current tax exposure together with assessing temporary differences that may result in deferred tax assets or liabilities. Management judgment is required in determining any valuation allowance recorded against deferred tax assets. Any such valuation allowance would be based on our management’s estimates of taxable income and the period over which deferred tax assets would be recoverable.
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
The Hyaluronan Division primarily sells into three medical segments: 1) Ophthalmic, 2) Orthopedic, and 3) Veterinary. In addition, the Company developed and owns the global marketing rights for a product using its patented ferric hyaluronan adhesion prevention technology. The product, FeHA, (formerly labeled as GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”), has been clinically proven to reduce the incidence of post-surgical adhesions following surgical trauma. The product was voluntarily withdrawn from the market in March 2003 in order to assess information obtained from postmarketing experience with the product. The Company is currently evaluating regulatory requirements and opportunities for distribution partners to market the FeHA product.

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
The Oral Restorative Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct subsidiaries in Italy, Germany, France and Sweden, and through 25 national distributors covering 34 additional countries.
Acquisition of Bardo-Biotech SAS
Effective August 12, 2005, the Company acquired 100% of the stock of Bardo-Biotech SAS, a privately-owned distributor of the Company’s Oral Restorative products located in Beauzelle, France. The transaction was treated for accounting purposes as a purchase and accordingly the Company included the operating results of Bardo-Biotech SAS in the financial statements from August 1, 2005.
In conjunction with this acquisition, the consideration paid was $401,000 in cash and $362,000 in debt forgiveness. The acquisition resulted in goodwill of $495,000, a portion of which is deductible for tax purposes. Approximately $43,000 of the purchase price was placed in a bank guarantee account in the event there are any loss claims or asset valuation adjustments that should arise.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2005	2004	2005	2004	2005	2004
Net sales	$4,661,000	$4,644,000	$8,764,000	$7,661,000	$13,425,000	$12,305,000
Cost of goods sold	2,052,000	2,093,000	3,011,000	3,003,000	5,063,000	5,096,000

Gross profit	2,609,000	2,551,000	5,753,000	4,658,000	8,362,000	7,209,000

Operating expenses
Research and development	607,000	604,000	392,000	244,000	999,000	848,000
Marketing and sales	176,000	92,000	3,833,000	3,123,000	4,009,000	3,215,000
General and administrative	710,000	536,000	1,077,000	931,000	1,787,000	1,467,000

	1,493,000	1,232,000	5,302,000	4,298,000	6,795,000	5,530,000

Operating income	$1,116,000	$1,319,000	$451,000	$360,000	$1,567,000	$1,679,000

Net Sales. Net sales for the quarter ended September 30, 2005 increased $1,120,000 or 9% as compared to the same quarter of last fiscal year. Hyaluronan Division sales increased $17,000, and Oral Restorative Division sales increased $1,103,000 or 14%.
Hyaluronan Division sales for the current quarter increased to $4,661,000 from $4,644,000 in the same quarter of last fiscal year due to increased sales to veterinary customers offset partially by lower sales to ophthalmic customers.
Oral Restorative Division sales for the current quarter increased to $8,764,000 from $7,661,000 in the same quarter of last fiscal year. Domestic sales increased 22% due to the continued expansion of our sales representatives, sales of the RENOVA Internal Hex Implant System and continued sales growth of the STAGE-1 Single Stage Implant System. Sales in the international markets increased by 6%.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 62% in the current quarter and 59% in the same quarter of last fiscal year. The gross profit for the Hyaluronan Division increased to 56% in the current quarter from 55% in the same quarter of last fiscal year; 3.3 percentage point change due to a decrease in unused manufacturing capacity charges associated with increased hyaluronan production, offset by a 2.1 percentage point change due to product mix.
Gross profit for the Oral Restorative Division increased to 66% in the current quarter from 61% in the same quarter of last fiscal year of which 3.6 percentage points were due to a favorable shift in sales mix from lower margin products to higher margin products and 1.3 percentage points were due to fixed costs spread over a larger sales base.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses increased $151,000 or 18% in the current quarter as compared to the same quarter last fiscal year. The increase is due to additional expenses associated with new product development in the Oral Restorative Division.
Marketing and sales. Consolidated marketing and sales expenses increased by $794,000 or 25% in the current quarter as compared to the same quarter of last fiscal year. The increase was due mainly to costs associated with the timing of tradeshows, the expansion of the oral restorative’s domestic sales force, and international operations.
General and administrative. Consolidated general and administrative expenses increased by $320,000 or 22% in the current quarter as compared to the same quarter of last fiscal year. The increase is related to $190,000 of compensation expense associated with the adoption of SFAS 123R and higher insurance costs.
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
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $347,000 for the current quarter as compared to the same quarter of last fiscal year. The increase is due to no bond retirement expense of $290,000 and an increase in interest income of $125,000 resulting from a higher cash balance, offset by decreases in currency transaction gains realized on Euro denominated intercompany transactions of $110,000.
Provision for income taxes. Provision for income taxes was $563,000 and $94,000 for the three months ended September 30, 2005 and 2004, respectively. The effective rate for the prior year period was significantly lower than the comparable 2005 period due to recognizing a tax benefit for a partial release in the deferred tax asset valuation allowance for the net operating losses utilized in 2004. The full domestic valuation allowance was fully reversed in the fourth quarter of last fiscal year. As a result the company’s statement of earnings will reflect more normal tax charges though out fiscal 2006 and beyond. However, with the exception of the Alternative Minimum Tax and certain state taxes, the company will not use cash for domestic income taxes until their net operating losses are fully realized on their tax returns. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”
Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We believe that in fiscal 2006 our tax rate will be approximately 35%, even though the actual amount of taxes paid will be reduced by the utilization of the net operating loss carryforward.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2005 contains a detailed discussion of Lifecore’s liquidity and capital resources. Investors should read the 2005 Form 10-K, as amended, in conjunction with this Quarterly Report on Form 10-Q.
For the three month period ended September 30, 2005, the Company had negative cash flow of $4,000. The Company has had positive cash flow in fiscal years 2005, 2004 and 2003. Charges for unused manufacturing capacity associated with the Company’s hyaluronan production have continued to negatively impact operating results in the current fiscal year. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level due to continued international expansion and increased personnel costs associated with expanding the sales force.
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate. Under the credit facility, interest will accrue at the prime rate (6.75% at September 30, 2005) minus .5% or LIBOR (3.86% at September 30, 2005) plus 2.25%, at the Company’s option. At September 30, 2005 and June 30, 2005, there were no balances outstanding under the line of credit. The terms of the agreement require the Company to comply with various financial covenants, including minimum tangible net worth, liabilities to tangible net worth ratio and profitability. At September 30, 2005 and June 30, 2005, the Company was in compliance with all covenants.
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds is $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (2.75% as of September 30, 2005). In addition, the Company pays an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The Company is required to make monthly principal and interest payments to a sinking fund. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). As of September 30, 2005 and June 30, 2005, the Company was in compliance with all covenants.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cautionary Statement
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, that are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may, among other things, relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues, expense levels, tax rates and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected or in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) obtaining the necessary regulatory approvals for new hyaluronan and oral restorative products; (ii) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (iii) intense competition in the markets for the Company’s principal products; and (iv) the uncertainty associated with the future market status of the Company’s adhesion prevention product. Investors are referred to a more detailed discussion of the risks presented in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company invests its excess cash in money market mutual funds and highly rated short-term corporate debt securities. All investments are held to maturity. The market risk on such investments is minimal.
Receivables from sales to foreign customers are denominated in U.S. dollars. Transactions at the Company’s foreign subsidiaries are denominated in European Euros at Lifecore Biomedical SpA, Lifecore Biomedical GmbH and Lifecore Biomedical SAS and are denominated in Swedish Krona at Lifecore Biomedical AB. The Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business from sales to its foreign subsidiaries. Because the Company’s products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. The Company does not use derivative financial instruments to manage foreign currency fluctuation risk.
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (2.75% as of September 30, 2005). A ten percent change in this variable rate would result in approximately $15,000 of additional interest expense annually.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Lifecore has been named as a defendant in 75 product liability lawsuits alleging that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was developed, manufactured and marketed by Lifecore. The other defendants in these lawsuits are ETHICON, Inc., which was Lifecore’s exclusive worldwide marketing partner for INTERGEL Solution through its division GYNECARE Worldwide; and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also name Vital Pharma, Inc. as a defendant; Vital Pharma acted as the contract packager for the INTERGEL solution. The plaintiffs in these actions are individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
Lifecore anticipates that the lawsuit captioned Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc., which was the first such lawsuit served on Lifecore, will be the first of these lawsuits to go to trial. The Contratto case was filed in U.S. District Court for the Northern District of California and was served on Lifecore on September 15, 2003. As of October 15, 2005, Lifecore had been served in 72 of the 75 lawsuits on dates ranging from September 15, 2003 to October 3, 2005. Fifty-eight of these lawsuits were filed in Florida state court. The balance of the lawsuits served on Lifecore have been filed in various states including Connecticut, Kansas, Louisiana, Minnesota, New Jersey, Pennsylvania and Wisconsin.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
ITEM 6. EXHIBITS
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

By:

Dated: November 9, 2005	/s/ Dennis J. Allingham

Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director
(duly authorized officer)

Dated: November 9, 2005	/s/ David M. Noel

David M. Noel
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 19(a) to Amendment No. 1 on Form 8, dated July 13, 1988, to Form 10-Q for the quarter ended December 31, 1987), as amended by Amendment No. 2 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended June 30, 1997)

3.2	Amended Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K/A for the year ended June 30, 1995)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002