Form 10-Q
period 2005-12-31
LIFECORE BIOMEDICAL INC
filed 2006-02-09
CIK 28626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 2, 2006 was 13,176,471 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
FORM 10-Q

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	December 31,	June 30,
	2005	2005
ASSETS
Current Assets
Cash and cash equivalents	$18,323,000	$18,508,000
Accounts receivable, less allowances	11,033,000	10,171,000
Inventories	11,671,000	9,456,000
Deferred income taxes	5,236,000	4,190,000
Prepaid expenses	970,000	780,000

Total current assets	47,233,000	43,105,000

Property, plant and equipment
Land, building and equipment	48,356,000	47,400,000
Less accumulated depreciation	(25,100,000)	(24,211,000)

	23,256,000	23,189,000

Other Assets
Intangibles, net	5,265,000	4,799,000
Inventories	2,186,000	2,409,000
Deferred income taxes	3,766,000	6,062,000
Other	357,000	302,000

	11,574,000	13,572,000

	$82,063,000	$79,866,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$285,000	$285,000
Accounts payable	2,395,000	3,418,000
Accrued compensation	1,592,000	1,920,000
Accrued expenses	1,141,000	1,293,000

Total current liabilities	5,413,000	6,916,000

Long-term obligations	4,949,000	5,089,000

Shareholders’ equity	71,701,000	67,861,000

	$82,063,000	$79,866,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net sales	$15,209,000	$14,218,000	$28,634,000	$26,523,000
Cost of goods sold	6,108,000	5,455,000	11,171,000	10,551,000

Gross profit	9,101,000	8,763,000	17,463,000	15,972,000

Operating expenses
Research and development	970,000	1,171,000	1,969,000	2,019,000
Marketing and sales	4,020,000	3,837,000	8,029,000	7,052,000
General and administrative	1,923,000	1,579,000	3,710,000	3,046,000

	6,913,000	6,587,000	13,708,000	12,117,000

Operating income	2,188,000	2,176,000	3,755,000	3,855,000

Other income (expense)
Interest income	157,000	32,000	292,000	42,000
Interest expense	(60,000)	(55,000)	(116,000)	(168,000)
Bond retirement expense	—	—	—	(290,000)
Currency transaction gains (losses)	(49,000)	113,000	(73,000)	198,000
Other	(5,000)	250,000	(19,000)	252,000

	43,000	340,000	84,000	34,000

Income before income tax expense	2,231,000	2,516,000	3,839,000	3,889,000

Income tax expense	840,000	136,000	1,403,000	230,000

Net income	$1,391,000	$2,380,000	$2,436,000	$3,659,000

Net income per share
Basic	$0.11	$0.18	$0.19	$0.28

Diluted	$0.10	$0.18	$0.18	$0.28

Weighted average shares outstanding
Basic	13,163,429	12,945,903	13,111,498	12,939,254

Diluted	13,685,687	13,270,519	13,571,202	13,115,195

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,436,000	$3,659,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	942,000	1,038,000
Allowance for doubtful accounts	36,000	279,000
Deferred income taxes	1,250,000	—
Stock compensation	483,000	21,000
Accumulated currency translation adjustment	37,000	243,000
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,181,000)	(676,000)
Inventories	(1,889,000)	17,000
Prepaid expenses	(189,000)	(308,000)
Accounts payable	(1,035,000)	(817,000)
Accrued liabilities	(492,000)	(19,000)

Net cash provided by operating activities	398,000	3,437,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(924,000)	(792,000)
Acquisition, net of cash acquired	(341,000)	—
Refunds of security deposits	—	830,000
Increase in other assets	(62,000)	(102,000)

Net cash used in investing activities	(1,327,000)	(64,000)

Cash flows from financing activities:
Payments on long-term obligations	(140,000)	(117,000)
Issuance of industrial revenue bonds	—	5,630,000
Retirement of industrial revenue bonds	—	(5,986,000)
Proceeds from stock options exercised	884,000	104,000

Net cash provided by (used in) financing activities	744,000	(369,000)

Net increase (decrease) in cash and cash equivalents	(185,000)	3,004,000
Cash and cash equivalents at beginning of period	18,508,000	8,553,000

Cash and cash equivalents at end of period	$18,323,000	$11,557,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$116,000	$210,000
Taxes	154,000	262,000
See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
December 31, 2005
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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2005, the results of operations for the three month and six month periods ended December 31, 2005 and 2004, and cash flows for the six month periods ended December 31, 2005 and 2004. The results of operations and cash flows for the six months ended December 31, 2005 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2005 has been derived from audited financial statements as of that date.
In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. Actual results could differ from the estimates used by management.
NOTE B – INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist mainly of finished hyaluronan powder, aseptic units and oral restorative products and related raw materials. The Company’s inventory has been reduced to the lower of cost or market for obsolete, excess or unmarketable inventory. The lower of cost or market adjustment is based on management’s review of inventories on hand compared to estimated future usage and sales. The portion of finished hyaluronan powder inventory not expected to be consumed within the next 12 months is classified as a long-term asset. The finished hyaluronan inventory is maintained in a frozen state and has a shelf life of ten years. Inventories consist of the following:

	December 31,	June 30,
	2005	2005
Raw materials	$4,412,000	$3,102,000
Work-in-process	1,036,000	426,000
Finished goods-current	6,223,000	5,928,000

	11,671,000	9,456,000
Finished goods-long term	2,186,000	2,409,000

	$13,857,000	$11,865,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2005
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
Goodwill is tested for impairment on a quarterly basis, or when there is an indication that an impairment has occurred, and is written down when impaired by applying a fair value based test. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. There was no impairment recorded for the six month period ended December 31, 2005.
     Intangibles consisted of the following at:

	December 31,	June 30,
	2005	2005
Goodwill	$4,866,000	$4,352,000
Patents	387,000	387,000
Distribution rights and licenses	350,000	350,000
Accumulated amortization	(338,000)	(290,000)

	$5,265,000	$4,799,000

NOTE D – LINE OF CREDIT
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate and compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus .5% or LIBOR plus 2.25%, at the Company’s option. At December 31, 2005 and June 30, 2005, there were no balances outstanding under the line of credit.
NOTE E – STOCK BASED COMPENSATION
Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $181,000 and $371,000 of related compensation expense, included in general and administrative expense, for the three month and six month periods ended December 31, 2005, respectively. The compensation expense reduced both basic and diluted earnings per share by $0.01 for the three month period ended December 31, 2005 and reduced basic earnings per share by $0.02 and diluted earnings per share by $0.03 for the six month period ended December 31, 2005.
As of December 31, 2005, $1,094,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.9 years.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2005
NOTE E – STOCK BASED COMPENSATION – (continued)
Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the comparable periods in the prior fiscal year.

	Three months ended	Six months ended
	December 31, 2004	December 31, 2004
Reported net income	$2,380,000	$3,659,000
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(208,000)	(415,000)

Pro forma net income	$2,172,000	$3,244,000

Income per common equivalent share:
Basic — as reported	$0.18	$0.28
Diluted — as reported	$0.18	$0.28

Basic — pro forma	$0.17	$0.25
Diluted — pro forma	$0.16	$0.25
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended December 31, 2005 and 2004 were $6.04 and $4.32, respectively, and were $5.36 and $4.05 during the six month periods ended December 31, 2005 and 2004, respectively. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended		Three Months Ended
	December 31,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.33%	3.9%	4.27%	3.9%
Expected volatility	60.8%	69.6%	69.5%	69.6%
Expected life (in years)	5.7	5.4	5.6	5.4
Dividend yield	—	—	—	—

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2005
NOTE E – STOCK BASED COMPENSATION – (continued)
The Company’s stock options generally vest ratably over four years of service and have a contractual life of 10 years. The Company has authorized 5,000,000 shares for grant under the 1990, 1996 and 2003 Stock Option Plans. Option transactions under the 1990 and 1996 Stock Option Plans during the six month period ended December 31, 2005 are summarized as follows (no stock options have been granted under the 2003 Plan):

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at June 30, 2005	1,720,706	$10.19
Granted	41,300	10.86
Exercised	(101,100)	7.00
Canceled	(12,750)	9.35

Outstanding at September 30, 2005	1,648,156	10.41
Granted	56,000	14.06
Exercised	(18,233)	9.71
Canceled	(11,400)	8.28

Outstanding at December 31, 2005	1,674,523	$10.52

	Number of	Weighted Average
	Shares	Exercise Price
Options exercisable at December 31, 2005	1,362,723	$10.72
     The following tables summarize information concerning currently outstanding and exercisable stock options.

Options Outstanding
Range of			Number	Weighted Average Remaining	Weighted Average
Exercise Price			Outstanding	Contractual Life	Exercise Price
$3.55	-	5.82	79,000	6.56 years	$5.21
5.83	-	8.75	701,855	6.55 years	7.28
8.76	-	13.12	402,125	6.57 years	10.15
13.13	-	19.68	460,543	2.71 years	15.94
19.69	-	23.38	31,000	2.01 years	21.55

			1,674,523		$10.52

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2005
NOTE E – STOCK BASED COMPENSATION – (continued)

Options Exercisable
Range of			Number	Weighted Average
Exercise Price			Exercisable	Exercise Price
$3.55	—	5.82	56,625	$5.34
5.83	—	8.75	598,480	7.26
8.76	—	13.12	259,575	10.06
13.13	—	19.68	422,043	16.09
19.69	—	23.38	26,000	21.58

			1,362,723	$10.72

Restricted Stock Awards
During fiscal 2005, the Company granted 60,000 restricted common stock awards to its officers; 50,000 of the shares were awarded at a price of $9.30 and 6,667 of those shares were forfeited during the year ended June 30, 2005 and 10,000 of the shares were awarded at a price of $10.79. The restricted shares will vest at the earlier of four years from the date of issuance or upon achievement of financial performance criteria for fiscal years 2005, 2006 and 2007. The Company achieved the financial performance criteria in fiscal 2005, and as a result, 20,000 shares vested. The employee forfeits unvested shares upon the termination of employment prior to the end of the vesting period. Stock compensation expense recognized related to these grants totaled $40,000 and $21,000 during the three month periods ended December 31, 2005 and 2004, respectively, and $80,000 and $21,000 during the six month periods ended December 31, 2005 and 2004, respectively.
NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company has $619,000 of accumulated currency translation adjustment which reduces shareholders’ equity at December 31, 2005. Total comprehensive income was $1,400,000 and $2,532,000 for the three month periods ended December 31, 2005 and 2004, respectively, and total comprehensive income was $2,473,000 and $3,902,000 for the six month periods ended December 31, 2005 and 2004, respectively.
NOTE G – NET INCOME PER SHARE
The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and restricted stock, when dilutive. For the three and six month periods ended December 31, 2005, 522,258 and 459,704 common share equivalents, respectively, were included in the computation of diluted net income per share. For the three and six month periods ended December 31, 2004, 324,616 and 175,941 common share equivalents, respectively, were included in the computation of diluted net income per share.
Options to purchase 333,543 and 490,543 shares of common stock with a weighted average exercise price of $17.41 and $16.30 for the three month and six month periods ended December 31, 2005, respectively, and options to purchase 626,668 and 1,018,918 shares of common stock with a weighted average exercise price of $14.75 and $12.41 for the three month and six month periods ended December 31, 2004, respectively, were outstanding but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2005
NOTE H – INCOME TAXES
Provision for income taxes was $840,000 and $136,000 for the three month periods ended December 31, 2005 and 2004, respectively, and the provision for income taxes was $1,403,000 and $230,000 for the six month periods ended December 31, 2005 and 2004, respectively. The effective rate for the prior year periods were significantly lower than the comparable 2005 periods due to reversing the full valuation allowance related to domestic net operating losses which was recorded in the fourth quarter of fiscal 2005. As a result, the Company’s statement of earnings will reflect more normal tax charges throughout fiscal 2006 and beyond. However, with the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.
NOTE I – SEGMENT INFORMATION
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
Segment assets and the basis of segmentation are consistent with that reported at June 30, 2005. Segment information for sales and income from operations are as follows:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net sales
Hyaluronan products	$4,631,000	$4,527,000	$9,292,000	$9,171,000
Oral restorative products	10,578,000	9,691,000	19,342,000	17,352,000

	$15,209,000	$14,218,000	$28,634,000	$26,523,000

Income from operations
Hyaluronan products	$896,000	$853,000	$2,012,000	$2,172,000
Oral restorative products	1,292,000	1,323,000	1,743,000	1,683,000

	$2,188,000	$2,176,000	$3,755,000	$3,855,000

NOTE J – ACQUISITION OF BARDO-BIOTECH SAS
Effective August 12, 2005, the Company acquired 100% of the stock of Bardo-Biotech SAS, a privately-owned distributor of the Company’s Oral Restorative products located in Beauzelle, France. The Company included the operating results of Bardo-Biotech SAS in the financial statements from August 1, 2005.
In conjunction with this acquisition, the consideration paid was $401,000 in cash and $362,000 in debt forgiveness. The acquisition resulted in estimated goodwill of $514,000 pending completion of the final determination of intangible asset allocation, a portion of which is deductible for tax purposes. Approximately $43,000 of the purchase price was placed in a bank guarantee account in the event there are any loss claims or asset valuation adjustments that arise.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2005
NOTE K – AGREEMENTS
On September 20, 2004, the Company secured worldwide marketing rights to its ferric hyaluronan adhesion prevention product from Ethicon, Inc. The Company’s product, which was previously marketed by Gynecare, a division of Ethicon, Inc. (“Gynecare”), under the trademark GYNECARE INTERGEL Adhesion Prevention Solution, was voluntarily withdrawn from the market by Gynecare on March 27, 2003 to assess information obtained from its usage in the treatment of patients. Under the agreement, Gynecare will have no responsibility for any aspect of the future manufacture, marketing, sale or distribution of the product nor will it derive any financial benefit therefrom. A payment of $250,000, included in other income, was received during the second quarter of fiscal 2005 from Ethicon, Inc. in conjunction with the above mentioned agreement.
NOTE L – LEGAL PROCEEDINGS
The Company is named as a defendant in 74 pending lawsuits, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by the Company and marketed by ETHICON. Under the terms of its Conveyance, License, Development and Supply Agreement dated August 8, 1994 with ETHICON, ETHICON is obligated to indemnify and hold the Company harmless from all claims related to the sale and use of INTERGEL Solution, unless it is ultimately determined that a plaintiff’s injuries were caused by a breach of the Company’s limited contractual warranty to ETHICON. The Company believes that ETHICON is obligated to fully indemnify the Company in connection with all of the pending claims relating to INTERGEL Solution. The Company also has product liability insurance that it believes would cover its exposure, if any, related to these claims.
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
The Company reviews goodwill for impairment on a regular basis, at least quarterly, or upon a triggering event.
Management has reviewed goodwill and other intangibles for impairment and has concluded that such assets are appropriately valued at the financial statement dates.
Accounting for Income Taxes:
Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards, or SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of events

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established.
In fiscal 2005, management determined that it was appropriate to release a substantial portion of the deferred tax valuation allowance based upon the Company’s then-current and expected level of profitability, and the belief that it is more likely than not that the deferred tax assets will be utilized before they expire. The remaining valuation allowance is provided for foreign net operating losses. As part of the process of preparing the consolidated financial statements, income taxes are required to be estimated. This process involves estimating actual current tax exposure together with assessing temporary differences that may result in deferred tax assets or liabilities. Management judgment is required in determining any valuation allowance recorded against deferred tax assets. Any such valuation allowance would be based on management’s estimates of future taxable income and the period over which deferred tax assets would be recoverable.
Overview
The Company manufactures biomaterials and medical devices for use in various surgical markets and provides related specialized contract aseptic manufacturing services. The Company operates through two business units, the Hyaluronan Division and the Oral Restorative Division.
The Company’s Hyaluronan Division is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans.
The Hyaluronan Division primarily sells into three medical segments: 1) Ophthalmic, 2) Orthopedic, and 3) Veterinary. In addition, the Company developed and owns the global marketing rights for a product using its patented ferric hyaluronan adhesion prevention technology. The product, FeHA, (formerly labeled as GYNECARE INTERGEL Adhesion Prevention Solution), has been clinically proven to reduce the incidence of post-surgical adhesions following surgical trauma. The product was voluntarily withdrawn from the market in March 2003 in order to assess information obtained from postmarketing experience with the product. The Company is currently evaluating regulatory requirements and opportunities for distribution partners to market the FeHA product.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company also supplies hyaluronan to customers pursuing other medical applications, such as wound care, aesthetic surgery, medical device coatings, tissue engineering, drug delivery and pharmaceuticals. The Company leverages its hyaluronan manufacturing expertise to provide expanded hyaluronan product offerings and specialized aseptic manufacturing of hyaluronan products.
The Company’s Oral Restorative Division develops and markets precision surgical and prosthetic devices for the restoration of damaged or deteriorating dentition and associated support tissues. The Company’s dental implants are permanently implanted in the jaw for tooth replacement therapy as long-term support for crowns, bridges and dentures.
The Oral Restorative Division also offers innovative bone regenerative products for the repair of bone defects resulting from periodontal disease and tooth loss. Additionally, the Oral Restorative Division provides professional support services to its dental surgery clients through comprehensive education curricula provided in the Company’s various Support Plus™ programs and surgical courses. These professional continuing education programs are designed to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Case Acceptance Program (“ICA”) offers clients the marketing and consultative tools and training to foster higher patient acceptance of dental implants.
The Oral Restorative Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct subsidiaries in Italy, Germany, France and Sweden, and through 25 national distributors covering 37 additional countries.
Acquisition of Bardo-Biotech SAS
Effective August 12, 2005, the Company acquired 100% of the stock of Bardo-Biotech SAS, a privately-owned distributor of the Company’s Oral Restorative products located in Beauzelle, France. The Company included the operating results of Bardo-Biotech SAS in the financial statements from August 1, 2005.
In conjunction with this acquisition, the consideration paid was $401,000 in cash and $362,000 in debt forgiveness. The acquisition resulted in estimated goodwill of $514,000 pending completion of the final determination of intangible asset allocation, a portion of which is deductible for tax purposes. Approximately $43,000 of the purchase price was placed in a bank guarantee account in the event there are any loss claims or asset valuation adjustments that arise.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2005	2004	2005	2004	2005	2004
Net sales	$4,631,000	$4,527,000	$10,578,000	$9,691,000	$15,209,000	$14,218,000
Cost of goods sold	2,344,000	2,108,000	3,764,000	3,347,000	6,108,000	5,455,000

Gross profit	2,287,000	2,419,000	6,814,000	6,344,000	9,101,000	8,763,000

Operating expenses
Research and development	580,000	895,000	390,000	276,000	970,000	1,171,000
Marketing and sales	95,000	150,000	3,925,000	3,687,000	4,020,000	3,837,000
General and administrative	716,000	521,000	1,207,000	1,058,000	1,923,000	1,579,000

	1,391,000	1,566,000	5,522,000	5,021,000	6,913,000	6,587,000

Operating income	$896,000	$853,000	$1,292,000	$1,323,000	$2,188,000	$2,176,000

Net Sales. Net sales for the quarter ended December 31, 2005 increased $991,000 or 7% as compared to the same quarter of last fiscal year. Hyaluronan Division sales increased $104,000, and Oral Restorative Division sales increased $887,000 or 9%.
Hyaluronan Division sales for the current quarter increased to $4,631,000 from $4,527,000 in the same quarter of last fiscal year due to increased sales to orthopedic customers offset partially by lower sales to ophthalmic customers.
Oral Restorative Division sales for the current quarter increased to $10,578,000 from $9,691,000 in the same quarter of last fiscal year. Domestic sales increased 15% due to the addition of sales representatives, sales of the RENOVA Internal Hex Implant System and sales of the newly launched Prima Implant System. Sales in the international markets increased by 3%.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 60% in the current quarter and 62% in the same quarter of last fiscal year. The gross profit for the Hyaluronan Division decreased to 49% in the current quarter from 53% in the same quarter of last fiscal year; a 2.8 percentage point decrease was due to product mix and a 1.2 percentage point decrease was due to an increase in unused manufacturing capacity charges associated with decreased hyaluronan production.
Gross profit for the Oral Restorative Division decreased to 64% in the current quarter from 65% in the same quarter of last fiscal year primarily due to new product launch promotions and product mix.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses decreased $201,000 or 17% in the current quarter as compared to the same quarter last fiscal year. The decrease is due to lower regulatory consulting expenses in the Hyaluronan Division.
Marketing and sales. Consolidated marketing and sales expenses increased by $183,000 or 5% in the current quarter as compared to the same quarter of last fiscal year. The increase was due mainly to costs associated with the launch of the new Prima Implant System, the expansion of the oral restorative’s domestic sales force and international operations.
General and administrative. Consolidated general and administrative expenses increased by $344,000 or 22% in the current quarter as compared to the same quarter of last fiscal year. The increase is primarily related to $181,000 of compensation expense associated with the adoption of SFAS 123R and higher insurance costs.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, decreased $297,000 for the current quarter as compared to the same quarter of last fiscal year. The decrease is due to the Ethicon, Inc. payment of $250,000 received during the second quarter of fiscal 2005 and decreases in currency transaction gains realized on Euro denominated intercompany transactions of $162,000, offset by an increase in interest income of $125,000 resulting from a higher cash balance.
Provision for income taxes. Provision for income taxes was $840,000 and $136,000 for the three months ended December 31, 2005 and 2004, respectively. The effective rate for the prior year periods were significantly lower than the comparable 2005 periods due to reversing the full valuation allowance related to domestic net operating losses which was recorded in the fourth quarter of fiscal 2005. As a result, the Company’s statement of earnings will reflect more normal tax charges throughout fiscal 2006 and beyond. However, with the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns. The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”
Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company believes that in fiscal 2006 its tax rate will be approximately 37%, even though the actual amount of taxes paid will be reduced significantly by the utilization of the net operating loss carryforward.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2005	2004	2005	2004	2005	2004
Net sales	$9,292,000	$9,171,000	$19,342,000	$17,352,000	$28,634,000	$26,523,000
Cost of goods sold	4,396,000	4,201,000	6,775,000	6,350,000	11,171,000	10,551,000

Gross profit	4,896,000	4,970,000	12,567,000	11,002,000	17,463,000	15,972,000

Operating expenses
Research and development	1,187,000	1,499,000	782,000	520,000	1,969,000	2,019,000
Marketing and sales	271,000	242,000	7,758,000	6,810,000	8,029,000	7,052,000
General and administrative	1,426,000	1,057,000	2,284,000	1,989,000	3,710,000	3,046,000

	2,884,000	2,798,000	10,824,000	9,319,000	13,708,000	12,117,000

Operating income	$2,012,000	$2,172,000	$1,743,000	$1,683,000	$3,755,000	$3,855,000

Net Sales. Net sales for the six months ended December 31, 2005 increased $2,111,000 or 8% as compared to the same period of last fiscal year. Hyaluronan Division sales increased $121,000, and Oral Restorative Division sales increased $1,990,000 or 11%.
Hyaluronan Division sales for the current period increased to $9,292,000 from $9,171,000 in the same period of last fiscal year due to increased sales to orthopedic customers offset partially by lower sales to ophthalmic customers.
Oral Restorative Division sales for the current period increased to $19,342,000 from $17,352,000 in the same period of last fiscal year. Domestic sales increased 18% due to the addition of sales representatives, sales of the RENOVA Internal Hex Implant System and sales of the newly launched Prima Implant System. Sales in the international markets increased by 4%.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 61% in the current period and 60% in the same period of last fiscal year. The gross profit for the Hyaluronan Division decreased to 53% in the current period from 54% in the same period of last fiscal year; a 2.3 percentage point decrease was due to product mix, offset by a 1.3 percentage point increase due to a decrease in unused manufacturing capacity charges associated with increased hyaluronan production.
Gross profit for the Oral Restorative Division increased to 65% in the current period from 63% in the same period of last fiscal year of which 1.3 percentage points were due to a favorable shift in sales mix from lower margin products to higher margin products and 0.3 percentage points were due to fixed costs spread over a larger sales base.
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses decreased $50,000 or 2% in the current period as compared to the same period last fiscal year. The decrease is due to lower regulatory consulting expenses in the Hyaluronan Division.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Marketing and sales. Consolidated marketing and sales expenses increased by $977,000 or 14% in the current period as compared to the same period of last fiscal year. The increase was due mainly to costs associated with the launch of the new Prima Implant System, the expansion of the oral restorative’s domestic sales force and international operations.
General and administrative. Consolidated general and administrative expenses increased by $664,000 or 22% in the current period as compared to the same period of last fiscal year. The increase is related to $371,000 of compensation expense associated with the adoption of SFAS 123R and higher insurance costs.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $50,000 for the current period as compared to the same period of last fiscal year. The increase is due to no bond retirement expense of $290,000 and an increase in interest income of $250,000 resulting from a higher cash balance, offset by decreases in currency transaction gains realized on Euro denominated intercompany transactions of $271,000 and the Ethicon, Inc. payment of $250,000 received during the second quarter of fiscal 2005.
Provision for income taxes. Provision for income taxes was $1,403,000 and $230,000 for the six months ended December 31, 2005 and 2004, respectively. The effective rate for the prior year periods were significantly lower than the comparable 2005 periods due to reversing the full valuation allowance related to domestic net operating losses which was recorded in the fourth quarter of fiscal 2005. As a result, the Company’s statement of earnings will reflect more normal tax charges throughout fiscal 2006 and beyond. However, with the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns. The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”
Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company believes that in fiscal 2006 its tax rate will be approximately 37%, even though the actual amount of taxes paid will be reduced significantly by the utilization of the net operating loss carryforward.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2005 contains a detailed discussion of the Company’s liquidity and capital resources. Investors should read the 2005 Form 10-K, as amended, in conjunction with this Quarterly Report on
Form 10-Q.
For the six month period ended December 31, 2005, the Company had negative cash flow of $185,000 due to an inventory build related to the new product launch and the timing of customer payments. The Company has had positive cash flow in fiscal years 2005, 2004 and 2003. Charges for unused manufacturing capacity associated with the Company’s hyaluronan production have continued to negatively impact operating results in the current fiscal year. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level due to continued international expansion and increased personnel costs associated with expanding the sales force.
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to a borrowing base certificate and compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus .5% or LIBOR plus 2.25%, at the Company’s option. At December 31, 2005 and June 30, 2005, there were no balances outstanding under the line of credit.
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.51% as of December 31, 2005). In addition, the Company pays an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The Company is required to make monthly principal and interest payments to a sinking fund. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). As of December 31, 2005 and June 30, 2005, the Company was in compliance with all covenants.
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
Seasonality
The Company’s business is seasonal in nature. Historically, sales for the Oral Restorative Division are lower in the first quarter than throughout the rest of the year, as a result of European holidays during the summer months.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cautionary Statement
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, that are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may, among other things, relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues, expense levels, tax rates and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected or in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (i) obtaining the necessary regulatory approvals for new hyaluronan and oral restorative products; (ii) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (iii) intense competition in the markets for the Company’s principal products; and (iv) the uncertainty associated with the future market status of the Company’s adhesion prevention product. Investors are referred to a more detailed discussion of the risks presented in Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2005.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company invests its excess cash in money market mutual funds, bank certificates of deposits and highly rated short-term corporate debt securities. All investments are held to maturity. The market risk on such investments is minimal.
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
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.51% as of December 31, 2005). A ten percent change in this variable rate would result in approximately $18,000 of additional interest expense annually.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is named as a defendant in 74 pending lawsuits, involving alleged injuries to 77 women. As of January 30, 2006, Lifecore has been served in all but one of the cases, on dates ranging from September 15, 2003 until December 28, 2005. Fifty-eight of the pending cases are proceeding in Florida state court. The balance of the pending lawsuits have been filed in various states including California, Connecticut, Louisiana, Minnesota, New Jersey, Pennsylvania and Wisconsin.
The lawsuits allege that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was developed and manufactured by the Company. The other defendants in these lawsuits are ETHICON, Inc., which was the Company’s exclusive worldwide marketing partner for INTERGEL Solution through its division, GYNECARE Worldwide, and Johnson & Johnson, the parent company of ETHICON. Most of the lawsuits also name Vital Pharma, Inc. as a defendant; Vital Pharma acted as the contract packager for the INTERGEL solution. The plaintiffs in these actions are individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
The Company anticipates that the lawsuit captioned Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc., which was the first such lawsuit served on the Company, will be the first of these lawsuits to go to trial. The Contratto case was filed in U.S. District Court for the Northern District of California and was served on the Company on September 15, 2003.
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
ETHICON is defending the Company in all of these lawsuits. Under the terms of the Company’s Conveyance, License, Development and Supply Agreement dated August 8, 1994 with ETHICON, ETHICON is obligated to indemnify and hold the Company harmless from all claims related to the sale and use of INTERGEL Solution, unless it is ultimately determined that a plaintiff’s injuries were caused by a breach of the Company’s limited contractual warranty to ETHICON under that agreement. The Company believes that ETHICON will be obligated to fully indemnify the Company in connection with all of the pending claims relating to INTERGEL Solution.
Pursuant to the terms of its agreement with Vital Pharma, the Company’s insurer is covering Vital Pharma’s defense costs. This has been done with a full reservation of rights by the Company. The Company has also asserted that ETHICON is obligated to pay for Vital Pharma’s defense costs, pursuant to the agreement between ETHICON and the Company.
The Company has also received four claim letters alleging claims similar to the lawsuits. ETHICON is responding to the claim letters on behalf of the Company.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 17, 2005, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected directors Dennis J. Allingham (with 11,741,021 affirmative votes and 28,259 votes withheld), Joan L. Gardner (with 11,550,501 affirmative votes and 218,779 votes withheld), Thomas H. Garrett (with 11,750,730 affirmative votes and 18,550 votes withheld), and John E. Runnells (with 11,726,100 affirmative votes and 43,180 votes withheld).
The shareholders also approved amendments to the Company’s Amended and Restated Articles of Incorporation and Amended Bylaws to eliminate the classified Board structure (with 11,487,799 affirmative votes, 258,887 negative votes, 22,594 votes abstained and no broker non-votes).
The shareholders also ratified and approved the appointment of Grant Thornton LLP as independent certified public accountants of the Company for the current fiscal year ending June 30, 2006 (with 11,641,284 affirmative votes, 115,319 negative votes, 12,677 votes abstained and no broker non-votes).

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 24, 2006)
3.2	Amended Bylaws, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 24, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])
4.2	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)
10.1	1996 Stock Option Plan, as amended to date
10.2	Description of the Company’s program permitting directors to receive monthly retainer fees in the form of the Company’s common stock (incorporated by reference to the program description set forth under Item 1.01 in the Current Report on Form 8-K filed on December 13, 2005)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

By:

Dated: February 9, 2006	/s/ Dennis J. Allingham

Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director
(duly authorized officer)

Dated: February 9, 2006	/s/ David M. Noel

David M. Noel
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index
3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 24, 2006)
3.2	Amended Bylaws, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 24, 2006)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])
4.2	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)
10.1	1996 Stock Option Plan, as amended to date
10.2	Description of the Company’s program permitting directors to receive monthly retainer fees in the form of the Company’s common stock (incorporated by reference to the program description set forth under Item 1.01 in the Current Report on Form 8-K filed on December 13, 2005)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002