Form 10-Q
period 2006-03-31
LIFECORE BIOMEDICAL INC
filed 2006-05-10
CIK 28626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 1, 2006 was 13,190,546 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
FORM 10-Q

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$22,134,000	$18,508,000
Accounts receivable, less allowances	11,767,000	10,171,000
Inventories	12,048,000	9,456,000
Deferred income taxes, net	5,183,000	4,190,000
Prepaid expenses	1,032,000	780,000

Total current assets	52,164,000	43,105,000

Property, plant and equipment
Land, building and equipment	48,719,000	47,400,000
Less accumulated depreciation	(25,601,000)	(24,211,000)

	23,118,000	23,189,000

Other Assets
Intangibles, net	5,247,000	4,799,000
Inventories	1,977,000	2,409,000
Deferred income taxes, net	2,558,000	6,062,000
Other	368,000	302,000

	10,150,000	13,572,000

	$85,432,000	$79,866,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$285,000	$285,000
Accounts payable	3,020,000	3,418,000
Accrued compensation	1,442,000	1,920,000
Accrued expenses	1,371,000	1,293,000

Total current liabilities	6,118,000	6,916,000

Long-term obligations	4,902,000	5,089,000

Shareholders’ equity	74,412,000	67,861,000

	$85,432,000	$79,866,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net sales	$16,775,000	$14,247,000	$45,409,000	$40,770,000
Cost of goods sold	6,208,000	5,587,000	17,399,000	16,138,000

Gross profit	10,567,000	8,660,000	28,010,000	24,632,000

Operating expenses
Research and development	881,000	1,235,000	2,878,000	3,254,000
Marketing and sales	4,525,000	3,661,000	12,661,000	10,713,000
General and administrative	1,720,000	1,660,000	5,275,000	4,706,000

	7,126,000	6,556,000	20,814,000	18,673,000

Operating income	3,441,000	2,104,000	7,196,000	5,959,000

Other income (expense)
Interest income	203,000	67,000	495,000	109,000
Interest expense	(65,000)	(53,000)	(181,000)	(221,000)
Bond retirement expense	—	—	—	(290,000)
Currency transaction gains (losses)	—	122,000	(73,000)	320,000
Other	5,000	(3,000)	(14,000)	249,000

	143,000	133,000	227,000	167,000

Income before income tax expense	3,584,000	2,237,000	7,423,000	6,126,000

Income tax expense	1,391,000	129,000	2,794,000	359,000

Net income	$2,193,000	$2,108,000	$4,629,000	$5,767,000

Net income per share
Basic	$0.17	$0.16	$0.35	$0.45

Diluted	$0.16	$0.15	$0.34	$0.43

Weighted average shares outstanding
Basic	13,180,859	12,993,379	13,134,280	12,957,033

Diluted	13,572,205	13,670,465	13,505,079	13,279,991

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,629,000	$5,767,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,470,000	1,523,000
Allowance for doubtful accounts	106,000	333,000
Deferred income taxes	2,511,000	—
Stock compensation	786,000	106,000
Tax benefit related to stock-based compensation plans	56,000	—
Accumulated currency translation adjustment	90,000	65,000
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,986,000)	(1,204,000)
Inventories	(2,058,000)	716,000
Prepaid expenses	(251,000)	(182,000)
Accounts payable	(409,000)	(526,000)
Accrued liabilities	(413,000)	(81,000)

Net cash provided by operating activities	4,531,000	6,517,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,287,000)	(1,113,000)
Acquisition, net of cash acquired	(346,000)	—
Refunds of security deposits	—	830,000
Increase in other assets	(75,000)	(121,000)

Net cash used in investing activities	(1,708,000)	(404,000)

Cash flows from financing activities:
Payments on long-term obligations	(187,000)	(187,000)
Issuance of industrial revenue bonds	—	5,630,000
Retirement of industrial revenue bonds	—	(5,986,000)
Proceeds from stock options exercised	990,000	656,000

Net cash provided by financing activities	803,000	113,000

Net increase in cash and cash equivalents	3,626,000	6,226,000
Cash and cash equivalents at beginning of period	18,508,000	8,553,000

Cash and cash equivalents at end of period	$22,134,000	$14,779,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$166,000	$271,000
Taxes	253,000	347,000
See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — UNAUDITED
(March 31, 2006)
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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006, the results of operations for the three month and nine month periods ended March 31, 2006 and 2005, and cash flows for the nine month periods ended March 31, 2006 and 2005. The results of operations and cash flows for the nine months ended March 31, 2006 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2005 has been derived from audited financial statements as of that date.
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

	March 31,	June 30,
	2006	2005
Raw Materials	$4,540,000	$3,102,000
Work-in-process	908,000	426,000
Finished goods-current	6,600,000	5,928,000

	12,048,000	9,456,000
Finished goods-long term	1,977,000	2,409,000

	$14,025,000	$11,865,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
March 31, 2006
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
Goodwill is tested for impairment on an annual basis, or when there is an indication that an impairment has occurred, and is written down when impaired by applying a fair value based test. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. There was no impairment recorded for the nine month period ended March 31, 2006.
     Intangibles consisted of the following at:

	March 31,	June 30,
	2006	2005
Goodwill	$4,870,000	$4,352,000
Patents	387,000	387,000
Distribution rights and licenses	350,000	350,000
Accumulated amortization	(360,000)	(290,000)

	$5,247,000	$4,799,000

NOTE D – LINE OF CREDIT
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus .5% or LIBOR plus 2.25%, at the Company’s option. At March 31, 2006 and June 30, 2005, there were no balances outstanding under the line of credit.
NOTE E – STOCK-BASED COMPENSATION
Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $262,000 and $633,000 of related compensation expense for the three month and nine month periods ended March 31, 2006, respectively.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
March 31, 2006
NOTE E – STOCK-BASED COMPENSATION – (continued)
The Company recognized stock-based compensation expense related to employee and non-employee options as follows:

	Three months ended	Nine months ended
	March 31, 2006	March 31, 2006
Cost of goods sold	$11,000	$32,000
Research and development	14,000	43,000
Marketing and sales	125,000	231,000
General and administrative	112,000	327,000

Total stock-based compensation expense	$262,000	$633,000

Effect on earnings per share, net of tax effects:
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

The Company reclassified stock-based compensation expense for the six months ended December 31, 2005. The Company classifies stock option expense based on option holders’ salary expense classification.
As of March 31, 2006, $1,428,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.4 years.
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

	Three months ended	Nine months ended
	March 31, 2005	March 31, 2005
Reported net income	$2,108,000	$5,767,000
Stock-based compensation determined under the fair value based method, net of related tax effects	(432,000)	(847,000)

Pro forma net income	$1,676,000	$4,920,000

Income per common equivalent share:
Basic –as reported	$0.16	$0.45
Diluted – as reported	$0.15	$0.43

Basic – pro forma	$0.13	$0.38
Diluted – pro forma	$0.12	$0.37

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
March 31, 2006
NOTE E – STOCK-BASED COMPENSATION – (continued)
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three month periods ended March 31, 2006 and 2005 were $7.04 and $7.40, respectively, and were $6.68 and $4.83 during the nine month periods ended March 31, 2006 and 2005, respectively. The assumptions utilized to determine the fair value of options at the date of grant are indicated in the following table:

	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		December 31,		September 30,
	2006	2005	2005	2004	2005	2004
Risk-free interest rate	4.85%	3.9%	4.33%	3.9%	4.27%	3.9%
Expected volatility	58.2%	69.6%	60.8%	69.6%	69.5%	69.6%
Expected life (in years)	5.7	5.4	5.7	5.4	5.6	5.4
Dividend yield	—	—	—	—	—	—
The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the foreseeable future.
The Company’s stock options generally vest ratably over four years of service and have a contractual life of 10 years. The Company has authorized 5,000,000 shares for grant under the 1990, 1996 and 2003 Stock Option Plans. Option transactions under the 1990 and 1996 Stock Option Plans during the nine month period ended March 31, 2006 are summarized as follows (no stock options have been granted under the 2003 Plan):

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at June 30, 2005	1,720,706	$10.19
Granted	41,300	10.86
Exercised	(101,100)	7.00
Canceled	(12,750)	9.35

Outstanding at September 30, 2005	1,648,156	10.41
Granted	56,000	14.06
Exercised	(18,233)	9.71
Canceled	(11,400)	8.28

Outstanding at December 31, 2005	1,674,523	10.52
Granted	84,500	15.02
Exercised	(13,375)	7.89
Canceled	(49,250)	14.10

Outstanding at March 31, 2006	1,696,398	$10.66

	Number of	Weighted Average
	Shares	Exercise Price
Options exercisable at March 31, 2006	1,362,473	$10.68

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
March 31, 2006
NOTE E – STOCK-BASED COMPENSATION – (continued)
The following tables summarize information concerning currently outstanding and exercisable stock options.

Options Outstanding
Range of	Number	Weighted Average Remaining	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price
$3.55 — 5.82	75,750	6.24 years	$5.20
5.83 — 8.75	688,730	6.25 years	7.29
8.76 — 13.12	409,875	6.45 years	10.22
13.13 — 19.68	491,043	3.70 years	15.91
19.69 — 23.38	31,000	1.76 years	21.55

	1,696,398		$10.66

	Options Exercisable

Range of	Number	Weighted Average
Exercise Price	Exercisable	Exercise Price
$3.55 — 5.82	54,000	$ 5.32
5.83 — 8.75	611,605	7.28
8.76 — 13.12	257,200	10.06
13.13 — 19.68	413,668	16.11
19.69 — 23.38	26,000	21.58

	1,362,473	$10.68

Restricted Stock Awards
During fiscal 2005, the Company granted 60,000 restricted common stock awards to its officers; 50,000 of the shares were awarded at a price of $9.30 and 6,667 of those shares were forfeited during the year ended June 30, 2005, and 10,000 of the shares were awarded at a price of $10.79. During the current quarter, the Company granted 7,000 restricted common stock awards to a new officer at a price of $15.42. The restricted shares awarded in fiscal 2005 will vest at the earlier of four years from the date of issuance or upon achievement of financial performance criteria for fiscal years 2005, 2006 and 2007. The restricted shares awarded in fiscal 2006 will vest at the earlier of three years from the date of issuance or upon achievement of financial performance criteria for fiscal years 2006 and 2007. The Company achieved the financial performance criteria in fiscal 2005, and as a result, 20,000 shares vested. The employee forfeits unvested shares upon the termination of employment prior to the end of the vesting period. Stock compensation expense recognized related to these grants totaled $73,000 and $85,000 during the three month periods ended March 31, 2006 and 2005, respectively, and $153,000 and $106,000 during the nine month periods ended March 31, 2006 and 2005, respectively.
NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company has $566,000 of accumulated currency translation adjustment which reduces shareholders’ equity at March 31, 2006. Total comprehensive income was $2,246,000 and $1,930,000 for the three month periods ended March 31, 2006 and 2005, respectively, and total comprehensive income was $4,719,000 and $5,832,000 for the nine month periods ended March 31, 2006 and 2005, respectively.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
March 31, 2006
NOTE G – NET INCOME PER SHARE
The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and restricted stock, when dilutive. For the three and nine month periods ended March 31, 2006, 391,346 and 370,799 common share equivalents, respectively, were included in the computation of diluted net income per share. For the three and nine month periods ended March 31, 2005, 677,086 and 322,958 common share equivalents, respectively, were included in the computation of diluted net income per share.
Options to purchase 517,043 shares of common stock with a weighted average exercise price of $16.27 for the three month and nine month periods ended March 31, 2006, and options to purchase 319,043 and 587,543 shares of common stock with a weighted average exercise price of $17.53 and $15.20 for the three month and nine month periods ended March 31, 2005, respectively, were outstanding but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.
NOTE H – INCOME TAXES
Provision for income taxes was $1,391,000 and $129,000 for the three month periods ended March 31, 2006 and 2005, respectively, and the provision for income taxes was $2,794,000 and $359,000 for the nine month periods ended March 31, 2006 and 2005, respectively. The effective rate for the prior year period was significantly lower than the comparable periods in fiscal 2006 due to recognizing a tax benefit for the partial release in the deferred tax asset valuation allowance for the net operating losses utilized in the prior year period. As a result, the Company’s statement of earnings reflects more normal tax charges throughout fiscal 2006 and beyond. However, with the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.
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
March 31, 2006
NOTE I – SEGMENT INFORMATION – (continued)
Segment assets and the basis of segmentation are consistent with that reported at June 30, 2005. Segment information for sales and income from operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net sales
Hyaluronan products	$5,347,000	$5,034,000	$14,639,000	$14,205,000
Oral restorative products	11,428,000	9,213,000	30,770,000	26,565,000

	$16,775,000	$14,247,000	$45,409,000	$40,770,000

Income from operations
Hyaluronan products	$1,493,000	$1,020,000	$3,547,000	$3,192,000
Oral restorative products	1,948,000	1,084,000	3,649,000	2,767,000

	$3,441,000	$2,104,000	$7,196,000	$5,959,000

NOTE J — ACQUISITION OF BARDO-BIOTECH SAS
Effective August 12, 2005, the Company acquired 100% of the stock of Bardo-Biotech SAS, a privately-owned distributor of the Company’s Oral Restorative products located in Beauzelle, France. The Company included the operating results of Bardo-Biotech SAS in the financial statements from August 1, 2005.
In conjunction with this acquisition, the consideration paid was $401,000 in cash and $362,000 in debt forgiveness. The acquisition resulted in estimated goodwill of $518,000 pending completion of the final determination of intangible asset allocation, a portion of which is deductible for tax purposes. Approximately $43,000 of the purchase price was placed in a bank guarantee account in the event there are any loss claims or asset valuation adjustments that arise.
NOTE K – AGREEMENTS
On September 20, 2004, the Company secured worldwide marketing rights to its ferric hyaluronan adhesion prevention product from Ethicon, Inc. The Company’s product, which was previously marketed by Gynecare (“Gynecare”), a division of Ethicon, Inc. (“ETHICON”), under the trademark GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”), was voluntarily withdrawn from the market by Gynecare on March 27, 2003 to assess information obtained from its usage in the treatment of patients. Under the agreement, Gynecare will have no responsibility for any aspect of the future manufacture, marketing, sale or distribution of the product nor will it derive any financial benefit therefrom. A payment of $250,000, included in other income, was received during the second quarter of fiscal 2005 from Ethicon in conjunction with the above mentioned agreement.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
March 31, 2006
NOTE L – LEGAL PROCEEDINGS
The Company is named as a defendant in 67 pending lawsuits, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by the Company and marketed by ETHICON. Under the terms of its Conveyance, License, Development and Supply Agreement dated August 8, 1994 with ETHICON, ETHICON is obligated to indemnify and hold the Company harmless from all claims related to the sale and use of INTERGEL Solution, unless it is ultimately determined that a plaintiff’s injuries were caused by a breach of the Company’s limited contractual warranty to ETHICON. The Company believes that ETHICON is obligated to fully indemnify the Company in connection with all of the pending claims relating to INTERGEL Solution. The Company also has product liability insurance that it believes would cover its exposure, if any, related to these claims.
NOTE M – RECLASSIFICATIONS
Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

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
Revenue Recognition:
The Company recognizes revenue when the product is shipped or otherwise accepted by unaffiliated customers, pursuant to customers orders, the price is fixed and collection is reasonably assured. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.
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
The Company reviews goodwill for impairment on an annual basis or upon a triggering event.
Management has reviewed goodwill and other intangibles for impairment and has concluded that such assets are appropriately valued at the financial statement dates.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Accounting for Income Taxes:
Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established.
In fiscal 2005, management determined that it was appropriate to release a substantial portion of the deferred tax valuation allowance based upon the Company’s then-current and expected level of profitability, and the belief that it was more likely than not that the deferred tax assets would be utilized before they expired. The remaining valuation allowance is provided for foreign net operating losses. As part of the process of preparing the consolidated financial statements, income taxes are required to be estimated. This process involves estimating actual current tax exposure together with assessing temporary differences that may result in deferred tax assets or liabilities. Management judgment is required in determining any valuation allowance recorded against deferred tax assets. Any such valuation allowance would be based on management’s estimates of future taxable income and the period over which deferred tax assets would be recoverable.
Stock-based compensation:
On July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-based Payment” (SFAS 123(R)”), which requires the fair values of all share-based payment transactions, including grants of stock options, to be recognized in the income statement as an operating expense, based on the fair values over the requisite service period. The computation of fair value and the related stock compensation expense involves numerous estimates and assumptions based on historical experience and utilizes valuation models which are designed to produce estimated fair value based on these estimates and assumptions.

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
The Oral Restorative Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct subsidiaries in Italy, Germany, France and Sweden, and through 25 international distributors covering 37 additional countries.
Acquisition of Bardo-Biotech SAS
Effective August 12, 2005, the Company acquired 100% of the stock of Bardo-Biotech SAS, a privately-owned distributor of the Company’s Oral Restorative products located in Beauzelle, France. The Company included the operating results of Bardo-Biotech SAS in the financial statements from August 1, 2005.
In conjunction with this acquisition, the consideration paid was $401,000 in cash and $362,000 in debt forgiveness. The acquisition resulted in estimated goodwill of $518,000 pending completion of the final determination of intangible asset allocation, a portion of which is deductible for tax purposes. Approximately $43,000 of the purchase price was placed in a bank guarantee account in the event there are any loss claims or asset valuation adjustments that arise.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005:

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2006	2005	2006	2005	2006	2005
Net sales	$5,347,000	$5,034,000	$11,428,000	$9,213,000	$16,775,000	$14,247,000
Cost of goods sold	2,449,000	2,317,000	3,759,000	3,270,000	6,208,000	5,587,000

Gross profit	2,898,000	2,717,000	7,669,000	5,943,000	10,567,000	8,660,000

Operating expenses
Research and development	516,000	952,000	365,000	283,000	881,000	1,235,000
Marketing and sales	149,000	133,000	4,376,000	3,528,000	4,525,000	3,661,000
General and administrative	740,000	612,000	980,000	1,048,000	1,720,000	1,660,000

	1,405,000	1,697,000	5,721,000	4,859,000	7,126,000	6,556,000

Operating income	$1,493,000	$1,020,000	$1,948,000	$1,084,000	$3,441,000	$2,104,000

Net Sales. Net sales for the quarter ended March 31, 2006 increased $2,528,000 or 18% as compared to the same quarter of last fiscal year. Hyaluronan Division sales increased $313,000 or 6%, and Oral Restorative Division sales increased $2,215,000 or 24%.
Hyaluronan Division sales for the current quarter increased to $5,347,000 from $5,034,000 in the same quarter of last fiscal year due to increased sales to veterinary customers and from product development offset partially by lower sales to orthopedic customers.
Oral Restorative Division sales for the current quarter increased to $11,428,000 from $9,213,000 in the same quarter of last fiscal year. Domestic sales increased 28% due to the addition of sales representatives, sales of the RENOVA Internal Hex Implant System and sales of the newly launched Prima Implant System. International sales increased 20% due to sales of the RESTORE External Hex Implant System, sales of the Prima Implant System and the subsidiary in France, which was acquired in August 2005.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 63% in the current quarter and 61% in the same quarter of last fiscal year.
The gross profit for the Hyaluronan Division was 54% in the current quarter and also 54% in the same quarter of last fiscal year.
Gross profit for the Oral Restorative Division increased to 67% in the current quarter from 65% in the same quarter of last fiscal year primarily due to product mix and higher average selling prices.
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or the research and testing of enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses decreased $354,000 or 29% in the current quarter as compared to the same quarter last fiscal year. The decrease is due to lower regulatory consulting expenses in the Hyaluronan Division.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Marketing and sales. Consolidated marketing and sales expenses increased by $864,000 or 24% in the current quarter as compared to the same quarter of last fiscal year. The increase was due mainly to costs associated with the launch of the new Prima Implant System, the expansion of the oral restorative’s domestic sales force and international operations and compensation expense associated with the adoption of SFAS 123R.
General and administrative. Consolidated general and administrative expenses increased by $60,000 or 4% in the current quarter as compared to the same quarter of last fiscal year. The increase was due to stock-based compensation expense associated with the adoption of SFAS 123R.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $10,000 for the current quarter as compared to the same quarter of last fiscal year. The increase was primarily due to an increase in interest income of $136,000 resulting from a higher cash balance, offset by decreases in currency transaction gains realized on Euro denominated intercompany transactions of $122,000.
Provision for income taxes. Provision for income taxes was $1,391,000 and $129,000 for the three months ended March 31, 2006 and 2005, respectively. The effective rate for the prior year period was significantly lower than the comparable periods in fiscal 2006 due to recognizing a tax benefit for the partial release in the deferred tax asset valuation allowance for the net operating losses utilized in the prior year period. As a result, the Company’s statement of earnings reflects more normal tax charges throughout fiscal 2006 and beyond. However, with the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns. The Company accounts for income taxes under the provisions of SFAS 109, “Accounting for Income Taxes.”
Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company believes that in fiscal 2006 its tax rate will be approximately 38%, even though the actual amount of taxes paid will be reduced significantly by the utilization of the net operating loss carryforward.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2006	2005	2006	2005	2006	2005
Net sales	$14,639,000	$14,205,000	$30,770,000	$26,565,000	$45,409,000	$40,770,000
Cost of goods sold	6,858,000	6,518,000	10,541,000	9,620,000	17,399,000	16,138,000

Gross profit	7,781,000	7,687,000	20,229,000	16,945,000	28,010,000	24,632,000

Operating expenses
Research and development	1,728,000	2,451,000	1,150,000	803,000	2,878,000	3,254,000
Marketing and sales	433,000	375,000	12,228,000	10,338,000	12,661,000	10,713,000
General and administrative	2,073,000	1,669,000	3,202,000	3,037,000	5,275,000	4,706,000

	4,234,000	4,495,000	16,580,000	14,178,000	20,814,000	18,673,000

Operating income	$3,547,000	$3,192,000	$3,649,000	$2,767,000	$7,196,000	$5,959,000

Net Sales. Net sales for the nine months ended March 31, 2006 increased $4,639,000 or 11% as compared to the same period of last fiscal year. Hyaluronan Division sales increased $434,000 or 3%, and Oral Restorative Division sales increased $4,205,000 or 16%.
Hyaluronan Division sales for the current period increased to $14,639,000 from $14,205,000 in the same period of last fiscal year due to increased sales to veterinary customers and from product development offset partially by lower sales to ophthalmic customers.
Oral Restorative Division sales for the current period increased to $30,770,000 from $26,565,000 in the same period of last fiscal year. Domestic sales increased 21% due to the addition of sales representatives, sales of the RENOVA Internal Hex Implant System and sales of the newly launched Prima Implant System. International sales increased 10% due to sales of the RESTORE External Hex Implant System, sales of the Prima Implant System and the subsidiary in France, which was acquired in August 2005.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 62% in the current period and 60% in the same period of last fiscal year.
The gross profit for the Hyaluronan Division decreased to 53% in the current period from 54% in the same period of last fiscal year; a 2.1 percentage point decrease was due to an increase in unused manufacturing capacity charges associated with decreased hyaluronan production, offset by a 1.1 percentage point increase due to product mix.
Gross profit for the Oral Restorative Division increased to 66% in the current period from 64% in the same period of last fiscal year of which 1.2 percentage points were due to a favorable shift in sales mix from lower margin products to higher margin products and 0.8 percentage points were due to fixed costs spread over a larger sales base.
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses decreased $376,000 or 12% in the current period as compared to the same period last fiscal year. The decrease is due to lower regulatory consulting expenses in the Hyaluronan Division.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Marketing and sales. Consolidated marketing and sales expenses increased by $1,948,000 or 18% in the current period as compared to the same period of last fiscal year. The increase was due mainly to costs associated with the launch of the new Prima Implant System, the expansion of the oral restorative’s domestic sales force and international operations and stock-based compensation expense associated with the adoption of SFAS 123R.
General and administrative. Consolidated general and administrative expenses increased by $569,000 or 12% in the current period as compared to the same period of last fiscal year. The increase is related to $328,000 of stock-based compensation expense associated with the adoption of SFAS 123R and higher insurance costs.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $60,000 for the current period as compared to the same period of last fiscal year. The increase was primarily due to bond retirement expense of $290,000 in the 2005 period and an increase in interest income of $386,000 resulting from a higher cash balance and higher interest rates, offset by decreases in currency transaction gains realized on Euro denominated intercompany transactions of $393,000 and the Ethicon, Inc. payment of $250,000 received during the second quarter of fiscal 2005.
Provision for income taxes. Provision for income taxes was $2,794,000 and $359,000 for the nine months ended March 31, 2006 and 2005, respectively. The effective rate for the prior year period was significantly lower than the comparable periods in fiscal 2006 due to recognizing a tax benefit for the partial release in the deferred tax asset valuation allowance for the net operating losses utilized in the prior year period. As a result, the Company’s statement of earnings reflects more normal tax charges throughout fiscal 2006 and beyond. However, with the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.
The Company accounts for income taxes under the provisions of SFAS 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company believes that in fiscal 2006 its tax rate will be approximately 38%, even though the actual amount of taxes paid will be reduced significantly by the utilization of the net operating loss carryforward.

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
For the nine month period ended March 31, 2006, the Company had positive cash flow of $3,626,000 due to operating activities. The Company had positive cash flow in fiscal years 2005, 2004 and 2003. Charges for unused manufacturing capacity associated with the Company’s hyaluronan production have continued to negatively impact operating results in the current fiscal year. Also, marketing and sales expenses for the oral restorative products are expected to continue at a high level due to continued international expansion and increased personnel costs associated with expanding the sales force.
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus .5% or LIBOR plus 2.25%, at the Company’s option. At March 31, 2006 and June 30, 2005, there were no balances outstanding under the line of credit.
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.36% as of March 31, 2006). In addition, the Company pays an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The Company is required to make monthly principal and interest payments to a sinking fund. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). As of March 31, 2006 and June 30, 2005, the Company was in compliance with all covenants.
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
Seasonality
The Company’s oral restorative business is seasonal in nature. Historically, sales for the Oral Restorative Division are lower in the first quarter than throughout the rest of the year, as a result of European holidays during the summer months.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cautionary Statement
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, that are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may, among other things, relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues, expense levels, tax rates and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected or in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (1) obtaining the necessary regulatory approvals for new hyaluronan and oral restorative products; (2) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (3) intense competition in the markets for the Company’s principal products; and (4) the uncertainty associated with the future market status of the Company’s adhesion prevention product. Investors are referred to a more detailed discussion of the risks presented in Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2005.

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
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.36% as of March 31, 2006). A ten percent change in this variable rate would result in approximately $17,000 of additional interest expense annually.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is named as a defendant in 67 currently pending lawsuits, involving alleged injuries to 69 women. Fifty-five of the pending cases are proceeding in Florida state court. The balance of the pending lawsuits have been filed in various states including California, Louisiana, Minnesota, New Jersey, Pennsylvania and Wisconsin. Lifecore is aware that five cases have been settled by Ethicon. Another eight plaintiffs have voluntarily dismissed their claims. One case, Shumbo-Poissant v. Ethicon, Inc., et al. (Conn.), was dismissed on summary judgment.
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
The Company had previously anticipated that the lawsuit captioned Renee Contratto v. Ethicon, Inc., d/b/a Gynecare Worldwide, Johnson & Johnson, Lifecore Biomedical, Inc. and Vital Pharma, Inc. (N.D. Cal.) would be the first lawsuit to go to trial. The trial of that matter has been delayed, and is now set for January 2007. Defendants have filed motions to exclude the plaintiff’s expert testimony, and motions for summary judgment seeking dismissal of the Contratto matter on various legal grounds. Those motions are pending before the Court. The Florida lawsuits are scheduled for a mandatory mediation involving all of the Florida cases during the last week of June 2006. The first-filed Florida case, Black v. Ethicon, Inc., et al., is currently scheduled for trial in the fall of 2006, if the mediation is unsuccessful.
ETHICON began marketing INTERGEL Solution outside the United States in June 1998 for reducing the incidence of post-surgical adhesions. INTERGEL Solution was approved by the FDA for the U.S. market in November 2001. INTERGEL Solution was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from post-marketing experience with the product, including allegations of adverse events associated with off-label use in non-conservative surgical procedures (such as hysterectomies).
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

By:

Dated: May 10, 2006	/s/ Dennis J. Allingham

Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director
(duly authorized officer)

Dated: May 10, 2006	/s/ David M. Noel

David M. Noel
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002