Form 10-K
period 2006-06-30
LIFECORE BIOMEDICAL INC
filed 2006-09-13
CIK 28626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2006
Commission file number: 0-4136

LIFECORE BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0948334
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
3515 Lyman Boulevard
Chaska, Minnesota 55318-3051
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (952) 368-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($.01 par value)	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the NASDAQ Global Market on December 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $147,374,790. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded given that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of September 7, 2006 was 13,213,038 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain responses to Part III are incorporated by reference to information contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting to be filed with the Commission within 120 days after the end of the registrant’s 2006 fiscal year.

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
     The Hyaluronan Division primarily sells into three medical segments: 1) Ophthalmic, 2) Orthopedic and 3) Veterinary. In addition, the Company developed and owns the global marketing rights for a product using its patented ferric hyaluronan adhesion prevention technology. The product, FeHA, (formerly labeled as GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”)), has been clinically proven to reduce the incidence of post-surgical adhesions following surgical trauma. The Company is currently evaluating regulatory requirements and opportunities for distribution partners for the FeHA product.
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
     The Oral Restorative Division also offers innovative bone regenerative products for the repair of bone defects resulting from periodontal disease and tooth loss. Additionally, the Oral Restorative Division provides professional support services to its dental surgery clients through comprehensive education curricula, as provided in the Company’s various Support Plus® programs and surgical courses. These professional continuing education programs are designed to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Case Acceptance (“ICA”) program offers clients the marketing and consultative tools and training to foster higher patient acceptance of dental implants.
     The Oral Restorative Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct subsidiaries in Italy, Germany, France and Sweden, and through 25 national distributors covering 49 additional countries.
     Financial information by business segment and geographic area is contained in Note H to the Company’s Consolidated Financial Statements.

Trademarks
     The following trademarks are the property of Lifecore: LUROCOAT® Ophthalmic Solution; ORTHOLURE™ Orthopedic Viscosupplement; PRIMA™, RENOVA®, RESTORE® and SUSTAIN® Dental Implant Systems; STAGE-1® Single Stage Implant System; Quick-Cap® Impression System; CALFORMA® Calcium Sulfate Barrier; CALMATRIX® Calcium Sulfate Binder; CAPSET® Calcium Sulfate Bone Graft Barrier; SlowSet™; TefGen® Regenerative Membrane; and Support Plus®. U.S. trademark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.
     Viscoat® Intraocular Viscoelastic is a registered trademark of Alcon, Inc. (“Alcon”); Vitrax®II Ophthalmic Viscosurgical Device is a registered trademark of Advanced Medical Optics; Hyaluron HEXAL® is a registered trademark of Novartis AG; HY-50® is a registered trademark of Bexco Pharma, Inc.; Rayvisc™ Ophthalmic Viscoelastic is a registered trademark of Rayner; ENDOGEL® Ophthalmic Viscoelastic is a registered trademark of IOLTECH; and DBX® Demineralized Bone Matrix is a registered trademark of the Musculoskeletal Transplant Foundation (“MTF”).
Hyaluronan Division
Background
     Hyaluronan, a naturally occurring polysaccharide, is a component of many tissues in the body and of physiological fluids that lubricate or otherwise protect the body’s soft tissues. Due to its widespread presence in tissues, critical role in normal physiology and its high degree of biocompatibility, the Company believes that hyaluronan will continue to be used for an increasing variety of medical applications. The Company produces hyaluronan through a proprietary fermentation process.
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
Strategy
     The Company intends to use its proprietary fermentation process and aseptic formulation and filling expertise to be a leader in the development of hyaluronan-based products for multiple applications. Elements of the Company’s strategy include the following:
• Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities. The Company will continue to evaluate providing contract services for opportunities that are suited for the capital and facility investment related to aseptic filling equipment, fermentation and purification.

• Establish strategic relationships with market leaders. The Company will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. The Company currently has established relationships with the market leading companies Alcon and Advanced Medical Optics in ophthalmology; Novartis AG in generic devices and drugs; and MTF, the world’s largest bone tissue procurement and distribution service.

• Expand medical applications for hyaluronan. Due to the growing knowledge of the unique characteristics of hyaluronan and the role it plays in normal physiology, the Company continues to identify and pursue further uses for hyaluronan in other medical applications, such as wound care, aesthetic surgery, adhesion prevention, drug delivery, device coatings and pharmaceuticals. Further applications may involve expanding process development activity and/or licensing of technology.

• Maintain flexibility in product development and supply relationships. The Company’s vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with global corporate partners. Lifecore’s role in these relationships extends from supplier of hyaluronan raw materials to manufacturer of aseptically-packaged, finished sterile products. In addition, the Company may develop its own proprietary products.
Hyaluronan Division Products
     The following chart summarizes the principal products of the Hyaluronan Division, along with their applications, and the companies with which Lifecore has related strategic relationships:

PRODUCT	DESCRIPTION	MARKET	STATUS+
OPHTHALMIC
Viscoat® Intraocular Viscoelastic	Lifecore supplies hyaluronan powder for inclusion in Alcon’s Viscoat® Intraocular viscoelastic	Cataract surgery	Commercial sales since 1986

LUROCOAT® Ophthalmic Viscoelastic	Lifecore supplies its private label product for marketing on a non-exclusive basis.	Cataract surgery	Commercial sales since June 1997

ORTHOPEDIC
Hyaluronan Solution for DBX® Demineralized Bone Matrix	Lifecore supplies a sterile hyaluronan solution to MTF for use as a carrier vehicle for its allogeneic demineralized, freeze-dried bone.	Grafting material for restoration of bone defects	Commercial sales since 2000

Hyaluron HEXAL® Orthopedic Viscosupplement	Lifecore supplies a finished orthopedic viscosupplement for Novartis AG’s distribution network.	Injections for the local treatment of pain associated with osteoarthritis	Commercial sales began in fiscal 2005

VETERINARY
HY-50®	Lifecore supplies a finished veterinary viscosupplement to Bexco Pharma, Inc. for use as a veterinary orthopedic injectible drug or device.	Veterinary drug/device	Commercial sales since 1993

+	For many of the products listed above, government regulatory approvals are required before commercial sales can commence in the United States or elsewhere. See “Government Regulation.” No assurance can be given that such products will be successfully approved in new markets.
Ophthalmic Applications
     Cataract Surgery. Currently, a primary commercial application for the Company’s hyaluronan is in cataract surgery. Hyaluronan, in the form of a viscoelastic solution, is used to maintain a deep chamber during anterior segment surgeries (including cataract extraction and intraocular lens implantation) and to protect the corneal endothelium and other ocular tissue. These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. The Company currently sells hyaluronan for this application to Alcon, the leading producer of ophthalmic surgical products in the world, for inclusion in Viscoat® Ophthalmic Viscoelastic Solution. The Company also has an agreement with a European ophthalmic company to supply its hyaluronan based LUROCOAT® Solution (discussed below) under private label outside the United States and Canada.
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
     The Company has developed its own viscoelastic solution, LUROCOAT® Solution. The Company received CE marking for LUROCOAT Solution during 1997, allowing LUROCOAT Solution to be marketed and sold in Europe. The Company supplies LUROCOAT Solution under private label agreements. Export shipments of LUROCOAT Solution began in 1997.
     The Company signed an agreement with Advanced Medical Optics (“AMO”) to supply Lifecore’s hyaluronan based viscoelastic under private label with sales commencing in fiscal year 2005. The AMO agreement is for a term of three years through May 2007 with renewal provisions.
     Lifecore estimates that its hyaluronan has been used in approximately 30 million ophthalmic patients globally since 1983.
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
     Lifecore estimates that its veterinary hyaluronan product has been used in over 700,000 equine procedures worldwide.
Adhesion Prevention Opportunities
     The Company has developed a product using a version of its patented ferric hyaluronan technology, FeHA Adhesion Prevention Solution, for reducing the incidence of post-surgical adhesions. In September 2004 Lifecore secured the world-wide marketing rights for the product from ETHICON, Inc. and is currently evaluating regulatory requirements and opportunities for distribution partners.
Product Development
     The Hyaluronan Division undertakes its own product development activities for hyaluronan-based applications, as well as on a contract basis with certain clients. The majority of the projects are intended to demonstrate that the Company’s hyaluronan is suitable for a particular medical application. Suitability is often measured by detailed specifications for product characteristics such as purity, stability, viscosity and molecular weight, as well as efficacy for a particular medical application in a clinical setting.
     There can be no assurance that products currently under development by the Company or in partnership with others will be successfully developed or, if so developed, will be successfully and profitably marketed.

Oral Restorative Division
Background
     Dental implant systems are increasingly accepted as a replacement for missing or extracted teeth and serve as supports for dentures, crowns and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed in the jawbone, simulating the anchoring of a tooth by its root. The implant maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of fixtures against surrounding teeth and gingiva. To further enhance bone fixation, various implant styles may be roughened to create added surface area for bone-to-implant contact. The annual worldwide dental implant market was estimated to be approximately $1.4 billion in 2005.
     Bone graft substitutes and bone regeneration membranes are used for the restoration of deteriorated bone caused by periodontal disease and tooth loss. Historically, autologous bone (self-donated from another part of the patient’s own body) has been used to treat and regenerate deteriorated bone. Cadaver, synthetic and animal-derived bone graft substitutes emerged to address the issues of limited quantity and second surgical site morbidity associated with use of autologous bone. The current annual U.S. market for dental bone augmentation is approximately $40 million. The Company’s TefGen® Regenerative Membrane, CAPSET® Calcium Sulfate Bone Graft Barrier, CALFORMA® Calcium Sulfate Barrier and CALMATRIX® Calcium Sulfate Binder products, along with additional new product development, target this market opportunity.
Strategy
     The Company is committed to providing the dental community with comprehensive treatment solutions and practice-building support through:
•	Development or acquisition of a broad line of dental implants, technology and related dental surgery support products that facilitate the transition from competitive systems to the Lifecore system.

•	Development and delivery of unique customer support programs and materials concentrating on the principles of tooth replacement therapy, practice management techniques, and marketing and consulting skills training to foster higher patient acceptance of dental implants.

•	Increased penetration of markets by expanded direct selling efforts.

•	Expansion of international markets and additional distribution agreements.
Dental Division Products
     The following chart summarizes the principal products of the Company’s Oral Restorative Division:

PRODUCT	BENEFIT / APPLICATION	STATUS
IMPLANTS
PRIMA™ Implant System with TiLobe™ Technology	A unique, proprietary implant system. PRIMACONNEX™ incorporates TiLobe™ Technology, a 6 lobed internal connection. PRIMASOLO™ is a one-piece implant that incorporates the surgical and restorative components in one unit. Both implants are available in either straight or tapered configurations and are placed using one surgical kit.	Commercial sales

RENOVA® Internal Hex Dental Implant System	Major clinical segment utilizing internal hex connection providing increased stability; available in both straight and tapered implant systems offering flexibility of clinical treatment.	Commercial sales

PRODUCT	BENEFIT / APPLICATION	STATUS
RESTORE® External Hex Dental Implant Systems	Time proven external hex implants with industry leading prosthetic fit and familiar surgical/restorative procedures.	Commercial sales

STAGE-1® Single Stage Implant System	Provides the timesaving benefits of a one-stage surgical procedure with the restorative simplicity and reliability of a Morse taper prosthetic connection.	Commercial sales

Quick-Cap® Impression System	Increases the ease and efficiency of the implant restoration process.	Commercial sales

BONE REGENERATION
CALMATRIX® Calcium Sulfate Bone Graft Binder	Combined with bone graft material, CALMATRIX® forms a putty-like composite that fills osseous or periodontal defects to regenerate bone.	Commercial sales

CALFORMA® Calcium Sulfate Bone Graft Barrier	CALFORMA® is a shapeable putty-like containment barrier that covers intra-oral defects and provides protection and undisturbed space for regeneration.	Commercial sales

CAPSET® Calcium Sulfate Bone Graft Barrier, including SlowSet™ Version	For use with natural and synthetic bone graft materials as a resorbable barrier cap and/or binding agent.	Commercial sales

TefGen® Regenerative Membrane	Non-resorbable membrane for assisting the regeneration of bone defects.	Commercial sales
Implant Products
     The PRIMA™ Implant System design offers unprecedented clinical flexibility in a single implant system. With one or two-piece implants, a streamlined surgical kit and an array of advanced features and restorative options, the Lifecore PRIMA Implant System meets exacting standards and delivers superior clinical and esthetic results. The PRIMA Implant System was commercially launched in October 2005.
     The RENOVA® Internal Hex Implant System design provides the stability of an internal hex connection, while providing surgical treatment flexibility of both straight and tapered implants, improved thread design, indexability, superior esthetics and ease of clinician handling. The RENOVA system was commercially launched in June 2004.
     The RESTORE® System is based on a classic threaded titanium implant design that pioneered the commercialization of these devices in general oral restorative surgery. In July 1993, the Company acquired this implant design in connection with its acquisition of Implant Support Systems, Inc. (“ISS”), a manufacturer of dental implant products. The Company has since enhanced and expanded the original ISS line into a broad range of implant options. The Company now markets its line of external hex implants, prosthetics and associated instrumentation under the RESTORE System name.
     The STAGE-1® Single Stage Implant System was designed by the Company to allow for a one-stage surgical procedure. The STAGE-1 Implant design allows placement in a single surgical procedure that reduces treatment time. The system’s reliable Morse taper prosthetic connection simplifies restorative procedures for the dentist. Commercial sales began in September 1999. In March 2001, the Company added the RBM STAGE-1 Single Stage Implant System to this line.
     The Quick-Cap® Impression System greatly improves the restorative dentist’s ease and accuracy of impressioning for subsequent laboratory construction of the final crown, bridge or denture. This system is available in both the PRIMA™ and STAGE-1® systems.

     Lifecore has enhanced and expanded its product lines, creating numerous new products with a combination of innovative features from its existing systems. This gives the Company a broad product line which offers practitioners maximum flexibility in choice of treatment modalities and several innovations that enhance ease-of-use by the clinician. Additionally, the Oral Restorative Division assists its dental surgery clients by developing comprehensive continuing education curricula, as provided in the Company’s various Support Plus® programs, to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s ICA program offers client personnel the marketing and selling skills training to foster higher patient acceptance of dental implants. The Support Plus Overdentures program teaches a step-by-step approach to obtain predictable and profitable results for attachment retained overdenture implant restorations.
Bone Regeneration Products
     The Company offers products that address various bone and tissue regeneration procedures.
     CALMATRIX® Calcium Sulfate Bone Graft Binder and CALFORMA® Calcium Sulfate Bone Graft Barrier received 510(k) clearance and were introduced to the market in fiscal 2005. The first generation of these regeneration products, CAPSET® Calcium Sulfate Bone Graft Barrier, received 510(k) clearance and was introduced to the market in 1995. CAPSET SlowSet™ Barrier was introduced in July 1999. These products are based on a proprietary medical grade calcium sulfate technology developed by and licensed from Wright Medical Group, Inc., an orthopedic product manufacturer based in Memphis, Tennessee. The products provide guided bone regeneration containment barriers to prevent migration of bone graft materials used to fill oral bone defects.
     TefGen® Regenerative Membrane technology was acquired by the Company from Bridger Biomed, Inc. in May 1997. This non-resorbable membrane is based on nanoporous PTFE Biomaterials (“nPTFE”); competitive with the market’s leading product produced by W.L. Gore. A TefGen Regenerative Membrane allows the dental surgeon to cover treated defect in bone to prevent the invasion of unwanted soft tissue while the slower growing bone tissue underneath the membrane regenerates.
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
Sales and Marketing
Hyaluronan Division Products
     The Company generally markets and distributes its hyaluronan products to end-users through corporate partners. The Company sells hyaluronan to these partners in a variety of forms, including powders, gels and solutions packaged in bulk or single-application units. Sales to Alcon were 13%, 16% and 16% of total consolidated sales in 2006, 2005 and 2004, respectively.
     The Company also sells various forms of medical grade hyaluronan directly to academic and corporate research customers for development and evaluation of new applications.

Oral Restorative Division Products
     The Company is focused on expanding its dental product line and developing increased sales and marketing support. The dental implant market is highly specialized. Products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners and dental laboratories. Accordingly, management believes it must maintain a highly experienced direct sales force in the United States for proper distribution of these products. The Company believes that its sales force offers better customer service, technical support and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs 41 individuals dedicated to sales in the United States and four U.S.-based international sales personnel. The Oral Restorative Division products are marketed internationally in 49 countries through 25 distributors and in Italy through the Company’s subsidiary, Lifecore Biomedical SpA, in Germany through the Company’s subsidiary, Lifecore Biomedical GmbH, in France through the Company’s subsidiary, Lifecore Biomedical SAS, and in Scandinavia through the Company’s subsidiary, Lifecore Biomedical AB.
     The Company’s marketing activities are designed to support its direct domestic sales force and its international business base, and include advertising and product publicity in trade journals, direct mail, catalogs, newsletters, continuing education programs, telemarketing, and attendance at trade shows and professional association meetings. Industry estimates indicate a need for replacement of approximately 100 million teeth in the adult population of the United States. That represents a potential implants and accessories market of approximately $20 billion compared to the actual current U.S. market size of approximately $450 million.
Manufacturing
     The commercial production of hyaluronan by the Company requires fermentation, separation and purification capabilities, and aseptic packaging of product in a variety of bulk and single dose configurations. In addition, the production of the FeHA Solution requires formulation of viscous fluids, contract Blow-Fill-Seal filling and secondary sterilization.
     The Company produces its hyaluronan through a proprietary fermentation process. Until the introduction of the Company’s medical grade hyaluronan, the only commercial source for medical hyaluronan was through a process of extraction from rooster combs. The Company believes that the fermentation manufacturing approach is superior to rooster comb extraction because of greater efficiency and flexibility, a more favorable long-term regulatory environment, and better economies of scale in producing large commercial quantities.
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
     The Company’s facility was designed to meet applicable regulatory requirements and has been cleared for the manufacture of both device and pharmaceutical products. The FDA periodically inspects the Company’s manufacturing systems and requires conformance to the FDA’s Quality Systems Regulations (“QSR”). In addition, the Company’s corporate partners conduct intensive quality audits of the facility. The Company also periodically contracts with independent regulatory consultants to conduct audits of the Company’s operations. The Company maintains a Quality System which assures conformance to all applicable current standards (21 CFR820, 21 CFR210-211, ISO 13485:2003, 93/42/EEC, and Canadian Medical Device Regulation:1998). These approvals represent international symbols of quality system assurance and compliance with applicable European Medical Device Directives, which greatly assist in the marketing of the Company’s products in the European Union.
     The Company uses outside metal finishing vendors to produce its dental implant devices and related components. The Company inspects vendors’ quality assurance and control functions and performs its own finished packaging related to the implant product lines.

     The Company purchases raw materials for its production of hyaluronan and calcium sulfate-based products from outside vendors. While these materials are available from a variety of sources, the Company principally uses limited sources for some of its key materials to better monitor quality and achieve cost efficiencies. Wright Medical Group, Inc. exclusively supplies the key raw material for the calcium sulfate-based products. The Company believes Wright Medical Group, Inc. is able to provide adequate amounts of the raw materials and is under a supply agreement with the Company through September 2009. The Company utilizes a supply agreement with Bridger Biomed, Inc. to supply the TefGen® Regenerative Membrane product line.
Competition
     The competitors of the Company include major chemical, dental, medical and pharmaceutical companies, as well as smaller specialized firms. Many of these companies have significantly greater financial, manufacturing, marketing and research and development resources than the Company.
Hyaluronan Products
     A number of companies produce hyaluronan products and thus directly or indirectly compete with Lifecore or its corporate partners. Several companies produce hyaluronan through a fermentation process, including Genzyme Corporation, Savient, Fidia SpA, IOLTECH, Kyowa Hakko, Kibun and Bayer. In addition, several companies manufacture hyaluronan by using rooster comb extraction methods. These companies primarily include Anika Therapeutics, Inc., Genzyme Corporation, Fidia SpA, Pharmacia and Kibun. The Company believes that its fermentation process offers production and regulatory advantages over the traditional rooster comb extraction method. The Company’s competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronan. These patents may cover the same applications as the Company’s patents. Although there can be no assurance, the Company believes that it does not infringe the patents of its competitors. See “Patents and Proprietary Rights.”
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
Oral Restorative Products
     The dental implant market is also highly competitive. Major market competitors include Nobel Biocare Holding AB Group, Straumann Holding AG, Biomet, Inc., Zimmer Dental and Dentsply International, Inc. A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is based primarily on product performance and quality, strong sales support and education.
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
     The market for the Company’s tissue regeneration products is also competitive. The major competitors include Biomet, Inc., Dentsply International, Inc., Geistlich, W. L. Gore (GORE-TEX) and Zimmer Dental. While the Company believes its product line and experienced sales representation are an advantage in this area, no assurance can be given that it can gain significant market share from its more established competitors.

Patents and Proprietary Rights
     The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a U.S. patent covering certain aspects of its hyaluronan fermentation process. In August 1994 the Company was assigned a pending patent covering the use of FeHA Solution, with applications filed in the United States, Australia, Brazil, Canada, Europe, Greece and Japan. Subsequently, the patent has been issued in Australia, Canada, Greece, Japan and the United States. The Company licenses two patents covering the dental surgical use of calcium sulfate from Wright Medical Group, Inc. The Company also licenses patented technology used in the production of calcium sulfate from Wright Medical Group, Inc. and the University of North Carolina. In conjunction with the purchase of the TefGen® Regenerative Membrane product line, the Company obtained the rights to the patent for composition, manufacture and use of the nPTFE material. The Company has received a patent on its dental implant packaging and a patent on a self-tapping dental implant design.
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
Government Regulation
     Government regulation in the United States and other countries is a significant factor in the marketing of the Company’s products and in the Company’s ongoing research and development activities. The Company’s products are subject to extensive and rigorous regulation by the FDA, which regulates the products as medical devices and which, in some cases, requires Pre-Market Approval (“PMA”), and by foreign countries, which regulate the products as medical devices or drugs. Under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), the FDA regulates clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States.
     Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment (“pre-Amendment devices”) into one of three classes — Class I, II or III. This classification is based on the controls necessary to reasonably assure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be assured through general controls, such as establishment registration and labeling, and adherence to FDA-mandated current QSR requirements for devices. Most Class I devices are exempt from FDA premarket review, but some require premarket notification (“510(k) Notification”). Class II devices are those whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are devices that require a PMA approval from the FDA to assure their safety and effectiveness. A PMA ordinarily must contain data from a multi-center clinical study demonstrating the device’s safety and effectiveness for the intended use and patient population. Class III devices are generally life-sustaining, life-supporting or implantable devices, and also include most devices that were not on the market before May 28, 1976 (“new devices”) and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification. A pre-Amendment Class III device does not require a PMA unless and until the FDA issues a regulation requiring submission of a PMA application for the device.

     The FDA requires clinical data for a PMA application and has the authority to require such data for a 510(k) Notification. If clinical data are necessary, the company that sponsors the study must follow FDA’s Investigational Device Exemption (“IDE”) regulations governing the conduct of human studies. FDA’s regulations require institutional review board approval of the study and the informed consent of the study subjects. In addition, for a “significant risk” device, FDA must approve an IDE application before the study can begin. Nonsignificant risk devices do not require FDA approval of an IDE application, and are conducted under the “abbreviated IDE” requirements. Once in effect, an IDE or abbreviated IDE permits evaluation of devices under controlled clinical conditions. After a clinical evaluation process, the resulting data may be included in a PMA application or a 510(k) Notification. The PMA may be approved or the 510(k) Notification may be cleared by the FDA only after a review process that may include FDA requests for additional data, sometimes requiring further studies.
     If a manufacturer or distributor of medical devices can establish to the FDA’s satisfaction through a 510(k) Notification that a new device is substantially equivalent to what is called a “predicate device,” i.e., a legally marketed Class I or Class II medical device or a legally marketed pre-Amendment Class III device for which the FDA has not required a PMA, the manufacturer or distributor may market the new device. In the 510(k) Notification, a manufacturer or distributor makes a claim of substantial equivalence, which the FDA may require to be supported by various types of information, including data from clinical studies, showing that the new device is as safe and effective for its intended use as the predicate device.
     Following submission of the 510(k) Notification, the manufacturer or distributor may not place the new device into commercial distribution until FDA issues a “substantial equivalence” determination finding the new device to be substantially equivalent to a predicate device. The FDA has a 90 day period in which to respond to a 510(k) Notification. Dependent on the specific submission and subsequent agency information requests, the 510(k) Notification process can take significantly longer to complete. The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to a predicate device and allow the new device to be marketed in the United States. The FDA may, however, determine that the new device is not substantially equivalent and require the manufacturer or distributor to submit a PMA or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. Although the PMA process is significantly more complex, time-consuming and expensive than the 510(k) Notification process, the latter process can also be expensive and substantially delay the market introduction of a product. Modifications to a device that is marketed under a 510(k) Notification might require submission of a new 510(k) prior to their implementation, although some modifications can be made through a “note to file” procedure described in FDA guidance.
     For devices that cannot be found “substantially equivalent” to a predicate device, the manufacturer must submit a PMA application or petition for reclassification. A PMA must contain information on the materials and manufacturing process for the device, results of preclinical testing, clinical data, and labeling for the device. FDA has 180 days to review a PMA application, but may request additional information, which could include additional studies. FDA might refer a PMA to an advisory committee of outside experts to review and make recommendation on whether a device should be approved. After considering the data in the PMA application and the recommendations of an advisory committee, FDA can approve the device, approve the device with conditions, or refuse approval. Devices approved by FDA are subject to periodic reporting requirements, and may be subject to restrictions on sale, distribution, or use.
     Hyaluronan products are generally Class III devices. In cases where the Company is supplying hyaluronan to a corporate partner as a raw material or producing a finished product under a license for the partner, the corporate partner will be responsible for obtaining the appropriate FDA clearance or approval. Export of the Company’s hyaluronan products generally requires approval of the importing country and compliance with the export provisions of the FDC Act. The Company’s Oral Restorative products are Class II devices.
     Other regulatory requirements are placed on the manufacture, processing, packaging, labeling, distribution, recordkeeping, and reporting of a medical device and on the quality control procedures, such as the FDA’s device QSR regulations. Manufacturing facilities are subject to periodic inspections by the FDA to assure compliance with device QSR requirements. The Company’s facility is subject to inspections as both a device and a drug manufacturing operation. For PMA devices, the Company is required to submit an annual report, and to obtain approval of a PMA Supplement for modifications to the device or its labeling. Other applicable FDA requirements include the medical device reporting (“MDR”) regulation, which requires that the Company provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA also requires reporting regarding notices of correction and removal of a medical device.

     If the Company is not in compliance with FDA requirements, the FDA or the federal government can order a recall, detain the Company’s devices, refuse to grant 510(k) Notification clearances or PMA approvals, withdraw or limit product approvals, institute proceedings to seize the Company’s devices, seek injunctions to control or prohibit marketing and sales of the Company’s devices, assess civil money penalties, and impose criminal sanctions against the Company, its officers or its employees.
     There can be no assurance that any of the Company’s clinical studies will show safety or effectiveness; that 510(k) Notifications or PMA applications or supplemental applications will be submitted or, if submitted, accepted for filing; that any of the Company’s products that require clearance of a 510(k) Notification or approval of a PMA application or PMA supplement will obtain such clearance or approval on a timely basis, on terms acceptable to the Company for the purpose of actually marketing the products, or at all; or that following any such clearance or approval previously unknown problems will not result in restrictions on the marketing of the products or withdrawal of clearance or approval.
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
Seasonality
     The Company’s business is seasonal in nature. Historically, sales in the Oral Restorative Division are lower in the first quarter than throughout the rest of the year as a result of European holidays during the summer months.
Employees
     As of August 21, 2006 the Company employed 216 persons on a full-time basis, 12 part-time employees and 5 temporary employees. None of the Company’s employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.
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
     Dennis J. Allingham. Mr. Allingham, 55 years old, was appointed President and Chief Executive Officer and to the Board of Directors in February 2004. Mr. Allingham previously served as Executive Vice President of the Company from November 1997 to February 2004. He served as Chief Financial Officer of the Company from January 1996 to March 2004. Mr. Allingham also served as General Manager of the Hyaluronan Division from November 1996 to February 2004 and General Manager of the Dental Division from November 1997 to February 2004.
     Larry D. Hiebert. Mr. Hiebert, 50 years old, was appointed Vice President and General Manager of the Hyaluronan Division in July 2006. Mr. Hiebert served as Vice President of Operations from March 2004 to July 2006, Director of Operations from 1997 to March 2004 and held various manufacturing and materials management positions within the Company from 1983 to March 2004.
     David M. Noel. Mr. Noel, 49 years old, was appointed Vice President of Finance and Chief Financial Officer in March 2004. Mr. Noel, a Certified Public Accountant, joined the Company as Controller in February 2002 and served in such position until March 2004. From 1996 to 2001, Mr. Noel was Controller of Nilfisk-Advance, Inc., a manufacturer of floor maintenance equipment.

     Kipling Thacker, Ph.D. Dr. Thacker, 51 years old, was appointed Vice President of New Business Development in November 2004. Dr. Thacker served as Director of New Business Development from 2000 to November 2004 and is the co-inventor of the hyaluronan fermentation and manufacturing process. He held various research and business development positions at the Company from 1981 to 2004.
     Ben C. Beckham. Mr. Beckham, 40 years old, was appointed Vice President Sales & Marketing for the Oral Restorative Division in January 2006. Mr. Beckham served in various sales management positions from 1997 to January 2006, and has over 15 years of experience in the dental industry. Prior to joining Lifecore, Mr. Beckham held sales positions with GE Medical Systems, a medical imaging company, and the Dental Implant Division of Interpore International.
     James G. Hall. Mr. Hall, 43 years old, was appointed Vice President of Technical Operations in July 2006. Mr. Hall served as the Company’s Director of Manufacturing Operations and Engineering from 2001 to July 2006; prior to that he was the Manager of Engineering and Operations at Lifecore. Mr. Hall has over 17 years of drug and device manufacturing experience and was with Protein Design Labs, a biomaterials company, prior to joining Lifecore.
Item 1A. Risk Factors
     The Company’s business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or the Company’s other filings with the Securities and Exchange Commission, could have a material impact on the Company’s business, financial condition or results of operations. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also impair the Company’s business operations.
The Company’s business could be adversely affected if it is not able to successfully compete against the competitors in the human health care products industry.
     Competitors of the Hyaluronan and Oral Restorative Divisions in the United States and elsewhere are numerous and include major chemical, dental, medical, and pharmaceutical companies, as well as smaller specialized firms. Many of these competitors have substantially greater capital resources, marketing experience, and research and development resources than the Company. These companies may succeed in developing products that are more effective than any that have been or may be developed by Lifecore and may also prove to be more successful than Lifecore in producing and marketing these products. In addition, the Oral Restorative Division is competing against a number of large established competitors. In order to increase sales, the Division may need to gain market share from its competitors. There can be no assurance that Lifecore will be able to continue to compete successfully against these competitors.
     Several companies produce hyaluronan through a fermentation process, including Genzyme, Inc., Savient, Fidia SpA, IOLTECH, Kyowa Hakko, Kibun and Bayer. In addition, several companies manufacture hyaluronan by using rooster comb extraction methods. These companies primarily include Anika Therapeutics, Inc., Genzyme, Inc., Fidia SpA, Pharmacia and Kibun. The Company’s competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronan. These patents may cover the same applications as the Company’s applications. Although the Company believes that it does not infringe the patents of its competitors, there can be no assurance that the Company will not receive claims of infringement from third parties.
     In addition, negative announcements regarding any competitor’s products may have a negative impact on the public’s perception of the market potential for all similar products, including the Company’s products.
     There can be no assurance that product introductions by present or future competitors or future technological or health care innovations will not render Lifecore’s products and processes obsolete.
If Lifecore is unable to successfully protect its proprietary technology or if it is unable to maintain a competitive technological position in its product areas, its business will be adversely affected.
     While certain of Lifecore’s patents have been allowed or issued, there can be no assurance that, to the extent issued, the Company’s patents will effectively protect its proprietary technology. If other manufacturers were to infringe on its patents, there can be no assurance that the Company would be successful in challenging, or would have adequate resources to challenge, such infringement. Lifecore also relies upon trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. There can be no assurance that others will not independently develop such know-how or otherwise obtain access to the Company’s technology. While Lifecore’s employees, temporary staff, consultants and corporate partners with access to proprietary information are required to enter into confidentiality agreements, there can be no assurance that these agreements will provide the Company with adequate protection from loss of proprietary technology or know-how.

          Under current law, patent applications in the United States are maintained in secrecy until patents are issued, and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a device patent in the United States is attributable to the first to invent the device, not the first to file a patent application. Accordingly, the Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications. The Company has not received any notices alleging, and is not aware of, any infringement by the Company of any other entity’s patents relating to the Company’s current or anticipated products. There can be no assurance, however, that its products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company’s failure to obtain these licenses or to redesign its products or processes would have a material adverse effect on the Company’s business, financial condition, and results of operations.
The Company’s business will be adversely affected if it is unable to obtain regulatory approval for new product introductions or to expand sales of existing products into new markets.
          The Company’s products under development are considered to be medical devices and, therefore, they require clearance or approval by the FDA before commercial sales can be made in the United States. The products also require approvals of foreign government agencies before sales may be made in many other countries. The process of obtaining these clearances or approvals varies according to the nature and use of the product. It can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. There can be no assurance that any of the required clearances or approvals will be granted on a timely basis, if at all.
          In addition, most of the existing products being sold by the Company and its customers are subject to continued regulation by the FDA, various state agencies and foreign regulatory agencies which regulate manufacturing, labeling and record keeping procedures for such products. Marketing clearances or approvals by these agencies can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval. These agencies can also limit or prevent the manufacture or distribution of the Company’s products. A determination that the Company is in violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls or product seizures, injunctions, and, in extreme cases, criminal sanctions.
The Company is exposed to the risks of operating a global business, including risks associated with exchange rate fluctuations, legal and regulatory changes and the impact of regional and global economic disruptions, which could have an adverse effect on the Company’s business.
          International shipments accounted for 49% of net sales in fiscal 2006. We expect that international shipments will continue to represent a significant percentage of net sales in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:
•	Periodic local or geographic economic downturns and unstable political conditions;

•	Price and currency exchange controls;

•	Fluctuation in the relative values of currencies;

•	Difficulties protecting intellectual property;

•	Local labor disputes;

•	Shipping delays and disruptions;

•	Increases in shipping costs, caused by increased fuel costs or otherwise, which we may not be able to pass on to our customers;

•	Unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; and

•	Difficulties in managing a global enterprise, including staffing, collecting accounts receivable, managing suppliers, distributors and representatives, and repatriation of earnings.

          Our business and operating results are subject to uncertainties arising out of the possibility of regional or global economic disruptions (including those resulting from natural disasters and outbreaks of infectious disease), the economic consequences of military action or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:
•	The risk of more frequent instances of shipping delays; and

•	The risk that demand for our products may not increase or may decrease.
The development of new hyaluronan products entails substantial risk of failure and uncertainty related to timing, and a significant amount of the Company’s anticipated growth is dependent on its ability to develop, manufacture and market new product applications for hyaluronan.
          A significant amount of the Company’s anticipated growth is dependent on its ability to develop, manufacture and market new product applications for hyaluronan. Such formulations must be developed, tested and, in most cases, approved for use by appropriate government agencies. Once approved as products, they must be manufactured in commercial quantities and marketed successfully. Each of these steps involves significant amounts of time and expense. There can be no assurance that any of these products, if and when fully developed and tested, will perform in accordance with the Company’s expectations, that necessary regulatory approvals will be obtained in a timely manner, if at all, or that these products can be successfully and profitably produced and marketed.
The Company is dependent on the marketing and development support from corporate partners for the sales growth of the Hyaluronan Division, and the Company’s business could be adversely affected if the Company’s strategic alliances fail to develop or market products as planned.
          The Company has historically developed, manufactured, and marketed its Hyaluronan Division products through long-term strategic alliances with corporate partners. In the case of such relationships, the speed and other aspects of the development project are sometimes outside of the Company’s control, as the other party to the relationship often has priorities that differ from those of the Company. Thus, the timing of commercialization of the Company’s products under development may be subject to unanticipated delays.
          Further, the Company currently has limited direct sales capabilities in the Hyaluronan Division and generally relies upon its corporate partners for marketing and distribution to end-users. The market success of the Company’s hyaluronan products generally will depend upon the size and skill of the marketing organizations of the Company’s corporate partners, as well as the level of priority assigned to the marketing of the Company’s products by these entities, which may differ from the Company’s priorities. Should one or more of the Company’s strategic alliances fail to develop or market products as planned, the Company’s business may be adversely affected. No assurance can be given that the Company will be able to negotiate acceptable strategic alliances in the future or that current strategic alliances will continue.
          The development contracts into which the Company enters with corporate partners are long-term agreements that are subject to development milestones, product specifications, and other terms. Consequently, future agreement often is required regarding the course and nature of continued development activities. Contractual issues requiring resolution between the parties have arisen in the past and are expected to arise in the ordinary course of the Company’s future development activities. There can be no assurance that all such issues will be successfully resolved.
If the Company is unable to scale up manufacturing operations in the event of a significant increase in customer demand, the Company’s business could be adversely affected.
          The Company has designed its modular facility to permit the production of hyaluronan at levels exceeding current levels of production. However, in the event of a sudden significant increase in demand for any of the Company’s hyaluronan products, the Company will be required to scale-up operations, including the acquisition and validation of additional equipment and training of additional personnel. No assurance can be given that the Company will be able to adequately meet any such demands on a timely basis.

An interruption in the Company’s manufacturing activities could adversely affect the Company’s relations with its customers.
     The Company’s manufacturing requires extensive specialized equipment. In addition, the Company manufactures its hyaluronan products at one facility. Although the Company has contingency plans in effect for certain natural disasters, as well as other unforeseen events that could damage the Company’s facilities or equipment, no assurance can be given that any such events will not materially interrupt the Company’s business. In the event of such an occurrence, the Company has business interruption insurance to cover lost revenues and profits. However, such insurance would not compensate the Company for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to produce its products.
There is uncertainty and risk that FeHA will not be returned to the market, which would negatively impact the Company’s future revenue potential.
     FeHA, (formerly labeled as GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”)) was voluntarily withdrawn from the market by ETHICON in March 2003 in order to assess information obtained from postmarketing experience with the product, including allegations of adverse events associated with off-label use in non-conservative surgical procedures (such as hysterectomies). The Company has completed the post-marketing evaluation and shared the results with the FDA. The Company is currently evaluating regulatory requirements and opportunities for distribution partners for the FeHA product to return to market. There can be no assurance that FeHA will be returned to the market.
The markets for the Company’s dental products are very competitive, and the Company’s results of operations and financial condition could be adversely affected if it cannot maintain or increase the market share of these products.
     The Oral Restorative Division markets its products through a direct sales force and a distribution network. Continued growth of the Company’s revenues from oral restorative products will depend on the ability of this sales and distribution network to increase the Company’s market share by convincing practitioners to use the Company’s products over competing established products. No assurance can be given that the sales and distribution network will be successful in increasing or maintaining the Company’s market share or sales levels. Failure to maintain and increase the market share of these products would adversely affect the Company’s results of operations and financial condition.
The Company may be subject to product liability claims and other legal proceedings which could have a material adverse effect on the Company’s business, financial condition and results of operations.
     The manufacture and sale of the Company’s products entails a risk of product liability claims. In addition to product liability exposure for its own products, the Company may be subject to claims for products of its customers which incorporate Lifecore’s materials. The Company maintains product liability insurance coverage in amounts it deems adequate. However, there can be no assurance that the Company will have sufficient resources if claims exceed available insurance coverage. In addition, other types of claims may arise that are not covered by such insurance.
     Lifecore was named as a defendant in 80 product liability lawsuits, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. During the course of the past year, ETHICON settled several of the lawsuits without seeking any contribution from Lifecore. In addition, eight of the cases were voluntarily dismissed and one case was dismissed on summary judgment. There can be no assurance that other related claims will not arise.
     There can be no assurance that these pending claims, other new product liability claims, claims with respect to uninsured liabilities or claims in excess of insured liabilities, will not have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, there can be no assurance that insurance will continue to be available to the Company and that, if available, the insurance will continue to be on commercially acceptable terms.

Failure to maintain effective internal controls could have a material adverse effect on the Company’s business, operating results and stock price.
     In connection with our fiscal 2006 audit, we documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
The Company’s tax rates are subject to fluctuation, which could impact its financial position, and its estimates of tax liabilities may be subject to audit, which could result in additional assessments.
     Our effective tax rates are subject to fluctuation as the income tax rates for each year are a function of: (a) the effects of a mix of profits (losses) earned by Lifecore and its subsidiaries in numerous tax jurisdictions with a broad range of income tax rates, (b) our ability to utilize recorded deferred tax assets, and (c) changes in tax laws or the interpretation of such tax laws. Changes in the mix of these items may cause our effective tax rates to fluctuate between periods, which could have a material adverse effect on our financial position.
     We are subject to income taxes in both the United States and foreign jurisdictions. During the ordinary course of business there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is exercised in determining our world wide provisions for income taxes.
The Company’s business could be adversely affected if it were to lose the services of its key management employees.
     The Company’s success depends in large part upon the services of its executive officers. The executive officers consist of Dennis J. Allingham, President and Chief Executive Officer, David M. Noel, Vice President of Finance and Chief Financial Officer; Larry Hiebert, Vice President and General Manager of the Hyaluronan Division; Ben Beckham, Vice President of Sales and Marketing for the Oral Restorative Division, James G. Hall, Vice President of Technical Operations and Kipling Thacker, Ph.D., Vice President of New Business Development. The loss of any one of these individuals may have a material adverse effect on the Company’s business and operations. The Company does not have employment agreements with or life insurance on its officers.
Market prices for securities of medical technology companies are highly volatile, and the trading price of the Company’s Common Stock is subject to significant fluctuations.
     Market prices in the United States for securities of medical technology companies can be highly volatile, and the trading price of the Company’s Common Stock could be subject to significant fluctuations in response to quarterly variations in operating results, announcements of the status or results of development projects or technological innovations by the Company or its competitors, government regulation and other events or factors. The volatility in market prices may be unrelated to the operating performance of particular companies. These market fluctuations have in the past materially adversely affected the market price of the Company’s Common Stock, and may have such an effect in the future.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     The Company’s operations are all conducted in its 110,000 square foot building in Chaska, Minnesota, which is owned by the Company and subject to a Mortgage and Security Agreement. The Company completed an expansion of its facility during fiscal 1998. The Company leases local office space for its four foreign subsidiaries.
Item 3. Legal Proceedings
     Lifecore was named as a defendant in 80 product liability lawsuits. The lawsuits allege that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was manufactured by Lifecore and marketed by ETHICON, Inc. The other defendants in these lawsuits are ETHICON, Inc., which was Lifecore’s exclusive worldwide marketing partner for INTERGEL Solution through its division GYNECARE Worldwide, and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also name Vital Pharma, Inc. as a defendant; Vital Pharma acted as the contract packager for the INTERGEL solution. The plaintiffs in these actions are individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
     ETHICON accepted Lifecore’s tender of the defense of these lawsuits under the agreement between the parties, subject to a reservation of rights, and ETHICON has been defending Lifecore in all of these matters. Lifecore accepted Vital Pharma’s tender of the defense of these lawsuits under the Supply Agreement between Lifecore and Vital Pharma, subject to a reservation of rights. Lifecore’s insurer, Federal Insurance, has been paying for Vital Pharma’s defense. Lifecore has also asserted that ETHICON is obligated to pay for Vital Pharma’s defense costs, pursuant to the agreement between ETHICON and Lifecore.
     Sixty-two of the lawsuits were filed in state court in West Palm Beach County, Florida, with the rest in various jurisdictions around the country. During the course of the past year, ETHICON settled several of the lawsuits without seeking any contribution from Lifecore. In addition, eight of the Florida cases were voluntarily dismissed. One case, Shumbo-Poissant v. ETHICON, Inc., et al. (Conn.), was dismissed on summary judgment. Progress in the remaining pending lawsuits has been delayed as the parties pursue settlement discussions.
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
     As noted above, ETHICON is defending Lifecore in all of these lawsuits. Under the terms of Lifecore’s Conveyance, License, Development and Supply Agreement dated August 8, 1994 with ETHICON, ETHICON is obligated to indemnify and hold Lifecore harmless from all claims related to the sale and use of INTERGEL Solution, unless it is ultimately determined that a plaintiff’s injuries were caused by a breach of Lifecore’s limited contractual warranty to ETHICON under that agreement. Lifecore believes that ETHICON will be obligated to fully indemnify Lifecore in connection with any remaining claims relating to INTERGEL Solution. Lifecore also has product liability insurance that it believes would cover its exposure, if any, related to these claims.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 2006 and 2005 the range of high and low closing sale prices of the Common Stock on the NASDAQ Global Market.

Fiscal year	Low	High

2006
First Quarter	$10.60	$13.97
Second Quarter	11.65	16.51
Third Quarter	11.36	15.99
Fourth Quarter	11.69	16.16

2005
First Quarter	$4.86	$7.14
Second Quarter	6.98	11.59
Third Quarter	10.13	18.09
Fourth Quarter	10.07	17.20
     The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance the growth of its business.
     On August 23, 2006, the Company had 482 shareholders of record.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)
     The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 2006 has been derived from the Company’s Consolidated Financial Statements audited by Grant Thornton LLP, independent registered public accounting firm. Such data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Net sales	$63,097	$55,695	$47,424	$42,800	$39,139
Costs of goods sold	23,892	22,387	20,871	20,738	22,461

Gross profit	39,205	33,308	26,553	22,062	16,678
Operating expenses
Research and development	3,814	4,212	4,519	4,067	4,865
Marketing and sales	17,454	14,851	13,782	12,353	10,774
General and administrative	7,061	6,175	6,372	5,543	5,035
Restructuring charges	—	—	1,136	—	—

	28,329	25,238	25,809	21,963	20,674

Operating income (loss)	10,876	8,070	744	99	(3,996)
Other income (expense), net	544	312	130	(367)	(684)

Income (loss) before income taxes	11,420	8,382	874	(268)	(4,680)
Provision (benefit) for income taxes	4,380	(9,129)	167	87	37

Net income (loss)	$7,040	$17,511	$707	$(355)	$(4,717)

Net income (loss) per common share
Basic	$0.54	$1.35	$0.05	$(0.03)	$(0.37)

Diluted	$0.52	$1.31	$0.05	$(0.03)	$(0.37)

Weighted average common and common equivalent shares outstanding
Basic	13,150	12,975	12,898	12,882	12,802

Diluted	13,562	13,345	12,958	12,882	12,802

	As of June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital	$50,470	$36,189	$21,692	$18,511	$17,783
Total assets	89,238	79,866	60,318	58,352	60,096
Long-term obligations, less current maturities	4,804	5,089	5,809	5,969	6,114
Shareholders’ equity	77,536	67,861	48,826	48,394	48,548

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
     The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions in certain circumstances that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
     Management has reviewed goodwill and other intangibles for impairment and to ensure the propriety of the amortization period and has concluded that such assets are appropriately valued at the financial statement date.
Accounting for Income Taxes:
     Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses and gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset or liability. For deferred tax assets, management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance is established.

     In fiscal 2005, management determined that it was appropriate to release a substantial portion of the deferred tax valuation allowance based upon the Company’s then-current and expected level of profitability, and the belief that it was more likely than not that the deferred tax assets would be utilized before they expired. The remaining valuation allowance is provided for foreign net operating losses. As part of the process of preparing the consolidated financial statements, income taxes are required to be estimated. This process involves estimating actual current tax obligations together with assessing temporary differences that may result in deferred tax assets or liabilities. Management judgment is required in determining any valuation allowance recorded against deferred tax assets. Any such valuation allowance would be based on management’s estimates of future taxable income and the period over which deferred tax assets would be recoverable.
Stock-based compensation:
     On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-based Payment” (“SFAS 123R”), which requires the fair values of all share-based payment transactions, including grants of stock options, to be recognized in the income statement as an operating expense based on the fair values over the requisite service period. The computation of fair value and the related stock compensation expense involves numerous estimates and assumptions based on historical experience and utilizes valuation models which are designed to produce estimated fair value based on these estimates and assumptions.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
     The Hyaluronan Division primarily sells into three medical segments: 1) Ophthalmic, 2) Orthopedic, and 3) Veterinary. In addition, the Company developed and owns the global marketing rights for a product using its patented ferric hyaluronan adhesion prevention technology. The product, FeHA, (formerly labeled as GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”), has been clinically proven to reduce the incidence of post-surgical adhesions following surgical trauma. The product was voluntarily withdrawn from the market in March 2003 in order to assess information obtained from postmarketing experience with the product. The Company is currently evaluating regulatory requirements and opportunities for distribution partners for the FeHA product.
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

     The Oral Restorative Division also offers innovative bone regenerative products for the repair of bone defects resulting from periodontal disease and tooth loss. Additionally, the Oral Restorative Division provides professional support services to its dental surgery clients through comprehensive education curricula, as provided in the Company’s various Support Plus® programs and surgical courses. These professional continuing education programs are designed to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s ICA program offers clients the marketing and consultative tools and training to foster higher patient acceptance of dental implants.
     The Oral Restorative Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct subsidiaries in Italy, Germany, France and Sweden, and through 25 national distributors covering 49 additional countries.
Acquisition of Bardo-Biotech SAS
     On August 12, 2005, the Company acquired 100% of the stock of Bardo-Biotech SAS, a privately-owned distributor of the Company’s Oral Restorative products located in Beauzelle, France. The Company included the operating results of Bardo-Biotech SAS in the financial statements from August 1, 2005, the effective date.
     In conjunction with this acquisition, the consideration paid was $401,000 in cash and $362,000 in debt forgiveness. The acquisition resulted in goodwill of $431,000 and intangible assets of $80,000, a portion of which is deductible for tax purposes.
Results of Operations
Year ended June 30, 2006 compared with year ended June 30, 2005.

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2006	2005	2006	2005	2006	2005
Net sales	$20,151,000	$18,528,000	$42,946,000	$37,167,000	$63,097,000	$55,695,000
Cost of goods sold	9,204,000	9,159,000	14,688,000	13,228,000	23,892,000	22,387,000

Gross profit	10,947,000	9,369,000	28,258,000	23,939,000	39,205,000	33,308,000

Operating expenses
Research and development	2,301,000	3,073,000	1,513,000	1,139,000	3,814,000	4,212,000
Marketing and sales	670,000	512,000	16,784,000	14,339,000	17,454,000	14,851,000
General and administrative	2,692,000	2,299,000	4,369,000	3,876,000	7,061,000	6,175,000

	5,663,000	5,884,000	22,666,000	19,354,000	28,329,000	25,238,000

Operating income	$5,284,000	$3,485,000	$5,592,000	$4,585,000	$10,876,000	$8,070,000

     Net Sales. Net sales increased $7,402,000 or 13% in fiscal 2006 from fiscal 2005. Hyaluronan Division sales increased $1,623,000 or 9%, and Oral Restorative Division sales increased $5,779,000 or 16%.
     Hyaluronan Division sales increased to $20,151,000 in fiscal 2006 from $18,528,000 in fiscal 2005 due to higher sales to orthopedic customers and increased revenue from product development offset partially by lower sales of ophthalmic products. Sales of ophthalmic products to Alcon were $8,306,000 in fiscal 2006 compared with $8,697,000 for fiscal 2005.

     Oral Restorative Division sales increased to $42,946,000 in fiscal 2006 from $37,167,000 in fiscal 2005. Domestic sales increased 22% due to the continued expansion of the Company’s sales representatives, sales of the RENOVA® Internal Hex Implant System and sales from the launch of the PRIMA™ Implant System. Sales in the international markets increased by 8% due to sales from the launch of the PRIMA Implant System and sales from the subsidiary in France, which was acquired in August 2005. Foreign currency translation comparisons decreased fiscal 2006 sales by $422,000 compared to fiscal 2005.
     Gross profit. Consolidated gross profit, as a percentage of net sales, was 62% in fiscal 2006 and 60% in fiscal 2005. The gross profit for the Hyaluronan Division increased to 54% in fiscal 2006 from 51% in fiscal 2005; 1.1% of the increase was due to a decrease in unused manufacturing capacity charges associated with increased hyaluronan production and 2.2% of the increase was due to a favorable shift in product mix from lower margin products to higher margin products. Fiscal 2007 Hyaluronan division gross margins are expected to be similar to fiscal 2006 gross margins.
     Gross profit for the Oral Restorative Division increased to 66% in fiscal 2006 from 64% in fiscal 2005 of which 1.4% was due to a favorable shift in sales mix from lower margin products to higher margin products and .5% was due to reduced discounting. Gross margins in the Oral Restorative Division are expected to be slightly higher in fiscal 2007, reflecting a consistent product sales mix and increased manufacturing volume.
     Research and development. Research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses decreased $398,000 or 9% in fiscal 2006 from fiscal 2005. The decrease was due to a reduction in fees for consulting and professional services associated with research activity to re-introduce INTERGEL Solution following the market withdrawal in March 2003. Consulting and professional fees associated with INTERGEL Solution were primarily related to the research and study of the products’ clinical results including a detailed analysis of complaints, study of surgical notes and patient charts.
     Marketing and sales. Marketing and sales expenses increased by $2,603,000 or 18% in fiscal 2006 from fiscal 2005. The increase was due mainly to costs associated with the launch of the new PRIMA™ implant system, the expansion of the Oral Restorative Division’s domestic sales force and international operations (including expenses from the new subsidiary in France) and stock-based compensation expense associated with the adoption of SFAS 123R.
     General and administrative. General and administrative expenses increased by $886,000 or 14% in fiscal 2006 from fiscal 2005. The major component of the increase is related to stock-based compensation expense associated with the adoption of SFAS 123R and higher insurance costs.
     Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $232,000 for fiscal 2006 as compared to fiscal 2005. The increase was due to bond retirement expense of $290,000 in the 2005 period and an increase in interest income of $536,000 resulting from a higher cash balance and higher interest rates in fiscal 2006, offset by decreases in currency transaction gains realized on Euro denominated intercompany transactions of $274,000 and the Ethicon, Inc. payment of $250,000 received during the second quarter of fiscal 2005.
     Provision (benefit) for income taxes. Provision for income taxes were $4,380,000 or 38.4% for fiscal 2006 compared to a net tax benefit of $9.1 million recorded in fiscal 2005 due to a current tax provision of $2.8 million offset by the release of the valuation allowance against deferred tax assets in the amount of $11.9 million. The release of a substantial portion of the valuation allowance and the resulting recognition of a deferred tax benefit in fiscal 2005 was based on management’s belief that it was more likely than not that these deferred tax assets would be realized due to current and expected profitability. In making this determination, management considered all positive and negative factors. The remaining valuation allowance relates principally to the Company’s foreign net operating loss carryforwards.
     The Company’s statement of earnings reflects more normal tax charges for fiscal 2006 and beyond. However, with the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company believes that in fiscal 2007 its tax rate will be approximately 38.5%, even though the actual amount of taxes paid will be reduced significantly by the utilization of the net operating loss carryforward.

     At June 30, 2006, we had approximately $15.0 million and $6.3 million in federal and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The federal carryforwards expire from 2010 through 2025 if not utilized, but are expected to be fully utilized.
     At June 30, 2006, the Company had tax credit carryforwards of approximately $965,000 and $791,000 for federal and state income tax purposes, respectively. The Company expects to utilize its federal and state research and development tax credit carryforwards that would otherwise expire from 2007 through 2026. The federal and state Alternative Minimum Tax credits can be carried forward indefinitely.
Year ended June 30, 2005 compared with year ended June 30, 2004.

	Hyaluronan		Oral Restorative
	Division		Division		Consolidated
	2005	2004	2005	2004	2005	2004
Net sales	$18,528,000	$15,741,000	$37,167,000	$31,683,000	$55,695,000	$47,424,000
Cost of goods sold	9,159,000	9,205,000	13,228,000	11,666,000	22,387,000	20,871,000

Gross profit	9,369,000	6,536,000	23,939,000	20,017,000	33,308,000	26,553,000

Operating expenses
Research and development	3,073,000	3,467,000	1,139,000	1,052,000	4,212,000	4,519,000
Marketing and sales	512,000	508,000	14,339,000	13,274,000	14,851,000	13,782,000
General and administrative	2,299,000	2,417,000	3,876,000	3,955,000	6,175,000	6,372,000
Restructuring charges	—	523,000	—	613,000	—	1,136,000

	5,884,000	6,915,000	19,354,000	18,894,000	25,238,000	25,809,000

Operating income (loss)	$3,485,000	$(379,000)	$4,585,000	$1,123,000	$8,070,000	$744,000

     Net Sales. Net sales increased $8,271,000 or 17% in fiscal 2005 from fiscal 2004. Hyaluronan Division sales increased $2,787,000 or 18%, and Oral Restorative Division sales increased $5,484,000 or 17%.
     Hyaluronan Division sales increased to $18,528,000 in fiscal 2005 from $15,741,000 in fiscal 2004 due to increased sales to ophthalmic and orthopedic customers offset partially by lower sales of veterinary products. Sales of ophthalmic products to Alcon were $8,697,000 in fiscal 2005 compared with $7,435,000 for fiscal 2004.
     Oral Restorative Division sales increased to $37,167,000 in fiscal 2005 from $31,683,000 in fiscal 2004. Domestic sales increased 23% due to the continued expansion of our sales representatives, a full year of sales of the RENOVA® Internal Hex Implant System and continued sales growth in STAGE-1® Single Stage Implant System. Sales in the international markets increased by 12% due to sales of the RENOVA Internal Hex Implant System and a favorable impact from currency translations.
     Gross profit. Consolidated gross profit, as a percentage of net sales, was 60% in fiscal 2005 and 56% in fiscal 2004. The gross profit for the Hyaluronan Division increased to 51% in fiscal 2005 from 42% in fiscal 2004; 3.0% of the increase was due to a decrease in unused manufacturing capacity charges associated with increased hyaluronan production, 5.1% of the increase was due to a favorable shift in product mix from lower margin products to higher margin products, and 1.0% was due to cost savings.
     Gross profit for the Oral Restorative Division increased to 64% in fiscal 2005 from 63% in fiscal 2004 of which .7% was due to a favorable shift in sales mix from lower margin products to higher margin products and .5% was due to reduced discounting.

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
     Marketing and sales. Marketing and sales expenses increased by $1,069,000 or 8% in fiscal 2005 from fiscal 2004. The increase was due mainly to costs associated with the expansion of the Oral Restorative Division’s domestic sales force, international operations and currency translation.
     General and administrative. General and administrative expenses decreased by $197,000 or 3% in fiscal 2005 from fiscal 2004. The decrease is principally related to decreases in personnel and legal expenses partially offset by increases in insurance, subsidiary operations and Sarbanes-Oxley compliance costs.
     Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $182,000 for fiscal 2005 as compared to fiscal 2004. The increase was due to a decrease in interest expense of $362,000 as a result of refinancing the Company’s industrial revenue bonds in the first quarter, an increase in interest income of $165,000 from a higher cash balance, offset by decreases in currency transaction gains realized on Euro denominated intercompany transactions of $351,000.
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
     At June 30, 2005, we had approximately $25.1 million and $4.6 million in federal and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The federal carryforwards expire from 2007 through 2025 if not utilized.
     At June 30, 2005, the Company had tax credit carryforwards of approximately $738,000 and $720,000 for federal and state income tax purposes, respectively. If not utilized, the federal and state research and development tax credit carryforwards will expire from 2007 through 2020. The federal and state Alternative Minimum Tax credits can be carried forward indefinitely.
Liquidity and Capital Resources
     As of June 30, 2006, the Company had $26.6 million of cash and cash equivalents and working capital of $50.5 million. Cash and cash equivalents increased during the year ended June 30, 2006 by $8.1 million.
     Cash Provided by Operating Activities. Operating cash flow in fiscal 2006 was primarily the result of operational profitability. Net cash provided by operations was approximately $9.5 million in fiscal 2006, attributable primarily to net income of $7.0 million and adjustments for non-cash charges related to the changes in deferred tax assets of $3.7 million and depreciation and amortization of $2.0 million. Inventories increased $1.7 million and accounts receivable increased $2.7 million, net of the effects of the acquisition of the France subsidiary.

     Net cash provided by operations in fiscal 2005 was approximately $11.1 million, primarily attributable to net income of $17.5 million and adjustments for non-cash charges related to the changes in deferred tax assets of $10.3 million and depreciation and amortization of $2.1 million. Inventories decreased $1.5 million and accounts payable and accrued liabilities increased by $1.1 million, which were partially offset by increases in accounts receivable of $1.6 million.
     Net cash provided by operations in fiscal 2004 was approximately $4.6 million, primarily attributable to net income of $707,000 and adjustments for non-cash charges related to the depreciation and amortization of $2.5 million, a decrease in inventory of $985,000, increases in accounts payable and accrued liabilities of $1.7 million, offset partially by the increase in accounts receivable of $823,000 related to increased net sales.
     Cash Used in Investing Activities. Net cash used in investing activities was $2.3 million, $1.3 million and $360,000 in fiscal 2006, 2005 and 2004, respectively. Cash used in investing activities reflected purchases of property and equipment of $2.0 million, $2.0 million and $666,000 in fiscal 2006, 2005 and 2004, respectively. Net cash of $338,000 was used for the acquisition of the stock of the Company’s French distributor in fiscal 2006. In fiscal 2005, a security deposit of $830,000 was returned due to the refinancing of the old industrial revenue bonds.
     Cash Provided by Financing Activities. Net cash provided by financing activities was $976,000, $156,000 and $95,000 in fiscal 2006, 2005 and 2004, respectively. Cash provided during fiscal 2006 was primarily attributable to proceeds from the exercise of stock options of $1,154,000 offset by payments of $280,000 on the industrial revenue bonds. Cash provided during fiscal 2005 was attributable to proceeds from the exercise of stock options of $768,000 offset by net cash used of $612,000 for the refinancing of the industrial revenue bonds. Cash provided during fiscal 2004 was attributable to proceeds from the exercise of stock options of $234,000 offset by payments of $139,000 on the industrial revenue bonds.
     The Company has a $5 million credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus .5% or LIBOR plus 2.25%, at the Company’s option. At June 30, 2006 and 2005, there were no balances outstanding under the line of credit.
     On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (4.17% as of June 30, 2006). In addition, the Company pays an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income. At June 30, 2006 and 2005, the Company was in compliance with all covenants.
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
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.

Contractual Obligations
     Payments due by period for contractual obligations at June 30, 2006 are as follows:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$5,094,000	$290,000	$618,000	$654,000	$3,532,000
Interest on long-term debt (1)	2,431,000	298,000	555,000	497,000	1,081,000
Operating leases	466,000	213,000	228,000	25,000	—
Purchase obligations	4,699,048	4,699,048	—	—	—

Total	$12,690,048	$5,500,048	$1,401,000	$1,176,000	$4,613,000

(1)	Long-term debt bears interest at a variable rate set weekly by the bond remarketing agent. A rate of 4.5% was used for the variable portion for the above table. See Note C to the Company’s Consolidated Financial Statements.
Seasonality
     The Company’s business is seasonal in nature. Historically, sales in the Oral Restorative Division are lower in the first quarter than throughout the rest of the year as a result of European holidays during the summer months.
Cautionary Statement
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, in the Letter to Shareholders contained in the Annual Report to Shareholders, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, if the statements are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to market acceptance and demand for the Company’s products, future product development plans and timing, manufacturing capabilities, availability of raw materials, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues and profit margins, expense levels, tax rates and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (1) the uncertainty associated with the future market status of FeHA Solution; (2) obtaining the necessary regulatory approvals for new hyaluronan and oral restorative products; (3) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (4) intense competition in the markets for the Company’s principal products and (5) other factors discussed under Part I, Item 1A of this Form 10-K. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company invests its excess cash in money market mutual funds and bank certificates of deposits. All investments are held to maturity. The market risk on such investments is minimal.
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
     At June 30, 2006, the Company’s outstanding long-term debt bears interest at a variable rate set weekly by the bond remarketing agent. The effective rate on June 30, 2006 was 4.17%. A ten percent change in this variable rate would be approximately $21,000 annually.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements and schedule and notes thereto are included on pages F-1 through F-20 and S-1 of this report and are incorporated herein by reference. Summarized unaudited quarterly financial data for 2006 and 2005 follows:

	Quarter (Unaudited)
	First	Second	Third	Fourth
Year ended June 30, 2006
Net sales	$13,425,000	$15,209,000	$16,775,000	$17,688,000
Gross profit	8,362,000	9,101,000	10,567,000	11,175,000
Net income	1,045,000	1,391,000	2,193,000	2,411,000
Net income per share
Basic	$0.08	$0.11	$0.17	$0.18
Diluted	$0.08	$0.10	$0.16	$0.18
Weighted average common and common equivalent shares outstanding
Basic	13,059,567	13,163,429	13,180,859	13,195,771
Diluted	13,460,056	13,685,687	13,572,205	13,652,548

Year ended June 30, 2005
Net sales	$12,305,000	$14,218,000	$14,247,000	$14,925,000
Gross profit	7,209,000	8,763,000	8,660,000	8,676,000
Net income	1,279,000	2,380,000	2,108,000	11,744,000	(1)
Net income per share
Basic	$0.10	$0.18	$0.16	$0.90	(1)
Diluted	$0.10	$0.18	$0.15	$0.87	(1)
Weighted average common and common equivalent shares outstanding
Basic	12,932,606	12,945,903	12,993,379	13,028,016
Diluted	12,965,549	13,270,519	13,670,465	13,544,347

(1)	Includes the effect of reversing the domestic deferred tax asset valuation allowance of $11.9 million.

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
Management’s Report on Internal Control over Financial Reporting
     Management is also responsible for establishing and maintaining adequate internal control over financial reporting. A system of internal controls is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard the Company’s assets from unauthorized use or disposition, is maintained.
     Management has conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation, management has concluded that internal control over financial reporting was effective as of June 30, 2006.
     Grant Thornton LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2006 as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Lifecore Biomedical, Inc.
     We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this Form 10-K, that Lifecore Biomedical, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Lifecore Biomedical, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, Lifecore Biomedical, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by COSO.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 and our report dated September 11, 2006 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
September 11, 2006
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information set forth in the sections entitled “Proposal 1 — Election of Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held November 16, 2006, is incorporated herein by reference. See also “Executive Officers of the Registrant” in Item 1 of this report.
     The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all officers, directors and employees. The Code is posted on the Company’s website at www.Lifecore.com under “Investor Info – Corporate Governance”. Any amendments to the Code and waivers of the Code for the Company’s Chief Executive Officer, Chief Financial Officer or Controller will be published on the Company’s website.
Item 11. Executive Compensation
     A description of the compensation paid to the Company’s executive officers is set forth in the section entitled “Executive Compensation” of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and, except for the section entitled “Report of the Compensation Committee,” is incorporated herein by reference.
     A description of the compensation paid to the Company’s directors is set forth in the section entitled “Compensation of Directors” of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information regarding security ownership of certain beneficial owners and management is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders, which is incorporated herein by reference.
Securities authorized for issuance under equity compensation plans
     The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance as of June 30, 2006:

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average	equity compensation
	be issued upon exercise		exercise price of	plans (excluding
	of outstanding options,		outstanding options,	securities reflected in
	warrants and rights		warrants and rights	column (a))
Plan Category	( a )		( b )	( c )
Equity compensation plans approved by security holders:	1,678,806	(1)	$10.73	3,260,861	(2)
Equity compensation plans not approved by security holders:	—		—	—

Total	1,678,806		$10.73	3,260,861

(1)	Includes the Company’s 1990 Stock Plan and 1996 Stock Plan.

(2)	Excludes 60,333 shares of restricted stock granted by the Company under the 1996 Stock Plan.

Item 13. Certain Relationships and Related Transactions
     None.
Item 14. Principal Accounting Fees and Services
     A description of the fees paid to the Company’s independent registered public accounting firm is set forth in the sections entitled “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by the Company’s Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and are incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     Documents filed as part of the report:
1.	Consolidated Financial Statements

Form 10-K
Page Reference
	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets — June 30, 2006 and 2005	F-2 and F-3

	Consolidated Statements of Operations — years ended June 30, 2006, 2005 and 2004	F-4

	Consolidated Statements of Shareholders’ Equity — years ended June 30, 2006, 2005 and 2004	F-5

	Consolidated Statements of Cash Flows — years ended June 30, 2006, 2005 and 2004	F-6

	Notes to Consolidated Financial Statements	F-7 through F-19

2.	Consolidated Financial Statement Schedule

	Schedule II — Valuation and Qualifying Accounts	S-1

3.	Exhibits

Description

2.1+	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 24, 2006)

Description

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Indenture of Trust, dated as of August 1, 2004, between City of Chaska, Minnesota and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended June 30, 2004)

10.1+	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.2*	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.3*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.4+	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.5*	1996 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2005)

10.6*	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2004)

10.7	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.8	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2003)

10.9	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended June 30, 2004)

10.10	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended June 30, 2004)

10.11	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 2004)

10.12	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2004)

10.13	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 2004)

10.14	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 2004)

10.15	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended June 30, 2004)

10.16	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 30, 2004)

10.17	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 30, 2004)

Description

10.18*	Form of Restricted Stock Agreement for participants under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 1, 2004)

10.19*	Form of Option Agreement for employees under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.20*	Form of Option Agreement for directors under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.21*	Form of Change of Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

10.22*	Change of Control Agreement, dated as of June 17, 2004, between the Company and Dennis J. Allingham (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004)

10.23*	Form of Noncompetition Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2004)

10.24	Amendment No. 2 dated November 17, 2004 to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004)

10.25+	Supply Agreement, dated December 22, 2004, between the Company and Alcon Pharmaceuticals Ltd., a subsidiary of Alcon, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004)

10.26*	Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2004)

10.27*	Separation Agreement, dated May 10, 2005, between the Company and Andre P. Decarie (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended June 30, 2005)

10.28*	Noncompetition and Nonsolicitation Agreement, dated January 3, 2006, between the Company and Benjamin C. Beckham

10.29*	Noncompetition and Nonsolicitation Agreement, dated July 10, 2006, between the Company and James G. Hall

10.30*	Description of the Company’s program permitting directors to receive monthly retainer fees in the form of the Company’s common stock (incorporated by reference to the program description set forth under Item 1.01 in Form 8-K filed on December 13, 2005)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

Dated: September 13, 2006	/s/ Dennis j. allingham
Dennis J. Allingham
President, Chief Executive Officer
and Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Dated: September 13, 2006	/s/ Dennis j. allingham
Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director
(principal executive officer)

Dated: September 13, 2006	/s/ David m. noel
David M. Noel
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

Dated: September 13, 2006	/s/ Orwin L. Carter
Orwin L. Carter
Director

Dated: September 13, 2006	/s/ Martin J. Emerson
Martin J. Emerson
Director

Dated: September 13, 2006	/s/ Joan L. Gardner
Joan L. Gardner
Director

Dated: September 13, 2006	/s/ Thomas H. Garrett
Thomas H. Garrett
Director

Dated: September 13, 2006	/s/ luther t. griffith
Luther T. Griffith
Director

Dated: September 13, 2006	/s/ Richard W. Perkins
Richard W. Perkins
Director

Dated: September 13, 2006	/s/ John e. Runnells
John E. Runnells
Director

Exhibit Index

Description

2.1+	Stock Purchase Agreement between ISS and Lifecore dated July 28, 1993 (includes $2 million 5% Promissory Note dated July 28, 1993 as Exhibit A and Security Agreement as Exhibit B) (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 8, 1993)

3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 24, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Indenture of Trust, dated as of August 1, 2004, between City of Chaska, Minnesota and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended June 30, 2004)

10.1+	Hyaluronan Purchase Agreement dated March 28, 1990 between the Company and Alcon (incorporated by reference to Exhibit 10 to Form 8-K dated April 10, 1990, as amended on Form 8 dated May 23, 1990) as amended on July 17, 1992 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 1992)

10.2*	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.3*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.4+	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.5*	1996 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2005)

10.6*	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2004)

10.7	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.8	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2003)

10.9	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended June 30, 2004)

10.10	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended June 30, 2004)

10.11	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 2004)

10.12	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2004)

10.13	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 2004)

10.14	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 2004)

Description

10.15	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended June 30, 2004)

10.16	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 30, 2004)

10.17	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 30, 2004)

10.18*	Form of Restricted Stock Agreement for participants under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 1, 2004)

10.19*	Form of Option Agreement for employees under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.20*	Form of Option Agreement for directors under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.21*	Form of Change of Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

10.22*	Change of Control Agreement, dated as of June 17, 2004, between the Company and Dennis J. Allingham (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004)

10.23*	Form of Noncompetition Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2004)

10.24	Amendment No. 2 dated November 17, 2004 to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004)

10.25+	Supply Agreement, dated December 22, 2004, between the Company and Alcon Pharmaceuticals Ltd., a subsidiary of Alcon, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004)

10.26*	Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2004)

10.27*	Separation Agreement, dated May 10, 2005, between the Company and Andre P. Decarie (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended June 30, 2005)

10.28*	Noncompetition and Nonsolicitation Agreement, dated January 3, 2006, between the Company and Benjamin C. Beckham

10.29*	Noncompetition and Nonsolicitation Agreement, dated July 10, 2006, between the Company and James G. Hall

10.30*	Description of the Company’s program permitting directors to receive monthly retainer fees in the form of the Company’s common stock (incorporated by reference to the program description set forth under Item 1.01 in Form 8-K filed on December 13, 2005)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Lifecore Biomedical, Inc.
     We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II of Lifecore Biomedical, Inc. and subsidiaries is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements for each of the three years in the period ended June 30, 2006 and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal
Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
September 11, 2006

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30,

ASSETS
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$26,638,000	$18,508,000
Accounts receivable, less allowances	12,564,000	10,171,000
Inventories	12,217,000	9,456,000
Deferred income taxes, net	4,865,000	4,190,000
Prepaid expenses	1,084,000	780,000

Total current assets	57,368,000	43,105,000

PROPERTY, PLANT AND EQUIPMENT — AT COST
Land	249,000	249,000
Building	23,970,000	23,970,000
Equipment	21,657,000	19,669,000
Land and building improvements	3,512,000	3,512,000

	49,388,000	47,400,000
Less accumulated depreciation	(26,138,000)	(24,211,000)

	23,250,000	23,189,000

OTHER ASSETS
Intangibles, net	5,201,000	4,799,000
Inventories	1,406,000	2,409,000
Deferred income taxes, net	1,694,000	6,062,000
Other	319,000	302,000

	8,620,000	13,572,000

	$89,238,000	$79,866,000

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS — (continued)
June 30,

LIABILITIES AND SHAREHOLDERS’ EQUITY
	2006	2005
CURRENT LIABILITIES
Current maturities of long-term obligations	$290,000	$285,000
Accounts payable	3,212,000	3,418,000
Accrued compensation	1,847,000	1,920,000
Accrued expenses	1,549,000	1,293,000

Total current liabilities	6,898,000	6,916,000

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES	4,804,000	5,089,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock – authorized, 25,000,000 shares of $1.00 stated value; none issued	—	—
Preferred stock, Series A Junior Participating — authorized, 500,000 shares of $1.00 par value; none issued	—	—
Common stock – authorized, 50,000,000 shares of $.01 stated value; issued and outstanding, 13,228,355 and 13,054,312 shares at June 30, 2006 and 2005	132,000	130,000
Accumulated currency translation adjustment	(452,000)	(656,000)
Additional paid-in capital	93,302,000	91,194,000
Deferred stock-based compensation	—	(321,000)
Accumulated deficit	(15,446,000)	(22,486,000)

	77,536,000	67,861,000

	$89,238,000	$79,866,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30,

	2006	2005	2004
Net sales	$63,097,000	$55,695,000	$47,424,000
Cost of goods sold	23,892,000	22,387,000	20,871,000

Gross profit	39,205,000	33,308,000	26,553,000

Operating expenses
Research and development	3,814,000	4,212,000	4,519,000
Marketing and sales	17,454,000	14,851,000	13,782,000
General and administrative	7,061,000	6,175,000	6,372,000
Restructuring charges	—	—	1,136,000

	28,329,000	25,238,000	25,809,000

Operating income	10,876,000	8,070,000	744,000

Other income (expense)
Interest income	753,000	217,000	52,000
Interest expense	(251,000)	(280,000)	(642,000)
Bond retirement expense	—	(290,000)	—
Currency transaction gains	25,000	299,000	650,000
Other, net	17,000	366,000	70,000

	544,000	312,000	130,000

Income before income taxes	11,420,000	8,382,000	874,000

Provision (benefit) for income taxes	4,380,000	(9,129,000)	167,000

Net income	$7,040,000	$17,511,000	$707,000

Net income per common share
Basic	$0.54	$1.35	$0.05

Diluted	$0.52	$1.31	$0.05

Weighted average common and common equivalent shares outstanding
Basic	13,149,611	12,974,730	12,897,737

Diluted	13,561,852	13,344,642	12,957,726

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
	Common Stock		Currency	Additional	Deferred
	Shares		Translation	Paid-In	Stock-based	Accumulated
	Issued	Amount	Adjustment	Capital	Compensation	Deficit	Total
Balances at June 30, 2003	12,885,417	$129,000	$87,000	$88,882,000	$—	$(40,704,000)	$48,394,000
Exercise of stock options and stock awards	46,341	—	—	234,000	—	—	234,000
Comprehensive income:
Net income	—	—	—	—	—	707,000	707,000
Accumulated currency translation adjustment	—	—	(509,000)	—	—	—	(509,000)

Comprehensive income							198,000

Balances at June 30, 2004	12,931,758	129,000	(422,000)	89,116,000	—	(39,997,000)	48,826,000
Exercise of stock options and stock awards	102,554	1,000	—	768,000	—	—	769,000
Restricted stock activity	20,000	—	—	512,000	(321,000)	—	191,000
Tax benefits from exercise of stock options	—	—	—	798,000	—	—	798,000
Comprehensive income:
Net income	—	—	—	—	—	17,511,000	17,511,000
Accumulated currency translation adjustment	—	—	(234,000)	—	—	—	(234,000)

Comprehensive income							17,277,000

Balances at June 30, 2005	13,054,312	130,000	(656,000)	91,194,000	(321,000)	(22,486,000)	67,861,000
Exercise of stock options and stock awards	152,675	2,000	—	1,152,000	—	—	1,154,000
Restricted stock activity	21,368	—	—	(94,000)	321,000	—	227,000
Stock options vested	—	—	—	844,000	—	—	844,000
Tax benefits from exercise of stock options	—	—	—	206,000	—	—	206,000
Comprehensive income:
Net income	—	—	—	—	—	7,040,000	7,040,000
Accumulated currency translation adjustment	—	—	204,000	—	—	—	204,000

Comprehensive income							7,244,000

Balances at June 30, 2006	13,228,355	$132,000	$(452,000)	$93,302,000	$—	$(15,446,000)	$77,536,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30,

	2006	2005	2004
Cash flows from operating activities:
Net income	$7,040,000	$17,511,000	$707,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,048,000	2,087,000	2,520,000
Deferred income taxes	3,693,000	(10,252,000)	—
Stock-based compensation	1,071,000	191,000	—
Tax benefits from stock options	104,000	798,000	—
Allowance for doubtful accounts	9,000	90,000	(7,000)
Currency translation adjustment	204,000	(234,000)	(509,000)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,685,000)	(1,635,000)	(823,000)
Inventories	(1,656,000)	1,517,000	985,000
Prepaid expenses	(303,000)	(74,000)	61,000
Accounts payable	(218,000)	951,000	587,000
Accrued liabilities	171,000	174,000	1,086,000

Net cash provided by operating activities	9,478,000	11,124,000	4,607,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,956,000)	(2,002,000)	(666,000)
Acquisition, net of cash acquired	(338,000)	—	—
Purchases of intangibles	—	(200,000)	—
Decrease in security deposits	—	830,000	6,000
(Increase) decrease in other assets	(30,000)	47,000	300,000

Net cash used in investing activities	(2,324,000)	(1,325,000)	(360,000)

Cash flows from financing activities:
Payments on long-term obligations	(280,000)	(256,000)	(139,000)
Issuance of industrial revenue bonds	—	5,630,000	—
Retirement of industrial revenue bonds	—	(5,986,000)	—
Excess tax benefits from stock options	102,000	—	—
Proceeds from stock options exercised	1,154,000	768,000	234,000

Net cash provided by financing activities	976,000	156,000	95,000

Net increase in cash and cash equivalents	8,130,000	9,955,000	4,342,000
Cash and cash equivalents at beginning of year	18,508,000	8,553,000	4,211,000

Cash and cash equivalents at end of year	$26,638,000	$18,508,000	$8,553,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$251,000	$330,000	$645,000
Taxes	458,000	494,000	87,000
The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Lifecore Biomedical, Inc. (the “Company”) manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Oral Restorative Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through original equipment manufacturers and contract manufacturing alliances in ophthalmologic and orthopedic surgery and veterinary medicine. The Oral Restorative Division markets its products through direct sales in the United States, Italy, Germany, France and Sweden and through distributors in other foreign countries.
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
2. Cash and Cash Equivalents
     The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 2006 and 2005, substantially all of the Company’s cash and cash equivalents were invested in money market funds and bank certificates of deposits. Bank balances held at our foreign subsidiaries were $668,000 and $483,000 at June 30, 2006 and 2005, respectively.
3. Accounts Receivable
     The Company extends credit to customers in the normal course of business but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers. The Company’s customers are located primarily throughout the United States, Asia, Europe and South America. Accounts receivable balances from customers located in Asia, Europe and South America were 11%, 34% and 10% of total receivables, respectively, at June 30, 2006 and 15%, 35% and 9% of total receivables, respectively, at June 30, 2005. The Company maintains allowances for potential credit losses, which were $505,000 and $496,000 at June 30, 2006 and 2005, respectively. The allowance is based on history, economic conditions, and composition of its aging and in some cases, makes allowances for specific customers based on these and other factors.

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

	As of June 30,
	2006	2005
Raw materials	$3,973,000	$3,102,000
Work-in-process	708,000	426,000
Finished goods-current	7,536,000	5,928,000

	12,217,000	9,456,000

Finished goods-long term	1,406,000	2,409,000

	$13,623,000	$11,865,000

5. Depreciation
     Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Depreciation expense was approximately $1,927,000, $2,011,000 and $2,379,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Lives used in straight-line depreciation for financial reporting purposes are as follows:

Number of
years
Building	7-40
Equipment	3-7
Land and building improvements	7-40
6. Intangibles
     Intangibles consist primarily of the cost of goodwill related to acquisitions, patents and distribution rights and licenses. All intangibles relate to the Oral Restorative Division.
     Also included within intangibles are costs incurred to register patents and trademarks, which are capitalized as incurred. Amortization of these costs commences when the related patent or trademark is granted. The costs are amortized over the estimated useful life of the patent or trademark.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
     Goodwill is tested for impairment on an annual basis, or when there is an indication that an impairment has occurred, and is written down when impaired by applying a fair-value based test. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. There was no impairment recorded in fiscal years 2006 and 2005.
     Intangibles consisted of the following at June 30:

	2006	2005
Goodwill	$4,783,000	$4,352,000
Patents	387,000	387,000
Distribution rights and licenses	350,000	350,000
Customer List	80,000	—
Less accumulated amortization	(399,000)	(290,000)

	$5,201,000	$4,799,000

7. Revenue Recognition
     The Company recognizes revenue when product is shipped, or otherwise accepted by the customer, pursuant to customers’ orders, the price is fixed and collection is reasonably assured.
8. Shipping & Handling
     Costs incurred with the shipment of product between the Company and its vendors are classified as cost of goods sold.
     Costs incurred with the shipment of products from the Company to its customers are classified in net sales when billed to the customer.
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
10. Comprehensive Income
     Comprehensive income generally represents all changes in stockholders’ equity except those resulting from transactions with stockholders. The Company’s translation adjustments represent the components of comprehensive income that are excluded from the net income.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
11. Net Income Per Common Share
     The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the fiscal years ended June 30, 2006, 2005, and 2004, 412,241, 369,912 and 59,989 shares of common stock equivalents, respectively, were included in the computation of diluted net income per share.
     Options to purchase 524,168, 479,418 and 2,334,340 shares of common stock with a weighted average exercise price of $16.24, $16.23 and $12.26 were outstanding at June 30, 2006, 2005, and 2004, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.
12. Stock-Based Compensation
     Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense based on their fair values over the requisite service period.
     The Company recognized stock-based compensation expense related to employee and non-employee director options as follows:

2006
Cost of goods sold	$45,000
Research and development	61,000
Marketing and sales	305,000
General and administrative	433,000

Total stock-based compensation expense	$844,000

Effect on earnings per share, net of tax effects:
Basic	$0.05

Diluted	$0.04

     The Company classifies stock option expense based on the option holders’ salary expense classification.
     As of June 30, 2006, $1,434,000 of unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted average period of approximately 2.8 years.

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

	2006	2005	2004
Net income, as reported	$7,040,000	$17,511,000	$707,000
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects (no tax effect in 2004)	—	(834,000)	(1,978,000)

Pro forma net income (loss)	$7,040,000	$16,677,000	$(1,271,000)

Net income (loss) per common equivalent share:
Basic — as reported	$0.54	$1.35	$0.05
Diluted — as reported	$0.52	$1.31	$0.05
Basic — pro-forma	$0.54	$1.29	$(0.10)
Diluted — pro-forma	$0.52	$1.25	$(0.10)
     The weighted average fair value of options granted in 2006, 2005 and 2004 was $7.94, $4.94 and $4.20 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	2006	2005	2004
Risk-free interest rate	4.6%	3.9%	3.8%
Expected volatility	61.7%	69.6%	81.6%
Expected life (in years)	5.6	5.4	6.2
Dividend yield	—	—	—
     The expected life of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s stock, which was adjusted for two identifiable periods of unusual volatility, due to events not expected to reoccur. The Company has not historically issued any dividends and does not expect to in the foreseeable future.
13. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE B — LINE OF CREDIT
     The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus .5% or LIBOR plus 2.25%, at the Company’s option. At June 30, 2006 and 2005, there were no balances outstanding under the line of credit.
NOTE C — LONG-TERM OBLIGATIONS
     On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the then existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (4.17% on June 30, 2006). The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). In addition, the Company pays an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. As a result of calling the fixed rate bonds for redemption, the Company incurred an early redemption premium of approximately $120,000 and wrote off unamortized deferred financing costs of approximately $170,000, both of which were recorded in the first quarter of fiscal 2005.
     Deferred financing costs associated with the newly issued bonds of approximately $196,000 are being amortized over the life of the new bonds, which are scheduled to be fully repaid in 2020.
     Long-term obligations consist of the following:

	As of June 30,
	2006	2005
Industrial development revenue bonds	$5,094,000	$5,374,000
Less current maturities	(290,000)	(285,000)

	$4,804,000	$5,089,000

     The aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:

2007	$290,000
2008	304,000
2009	314,000
2010	324,000
2011	330,000
Thereafter	3,532,000

$5,094,000

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE D — INCOME TAXES
     The provision (benefit) for income taxes consists of the following at June 30:

	2006	2005	2004
Current
Federal	$407,000	$129,000	$23,000
State	137,000	57,000	—
Foreign	143,000	139,000	144,000
Deferred	3,693,000	2,468,000	—
Benefit from release of valuation allowance	—	(11,922,000)	—

	$4,380,000	$(9,129,000)	$167,000

     Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Deferred tax assets (liabilities) consist of the following at June 30:

	2006	2005
Current deferred tax assets:
Net operating loss carryforward	$4,000,000	$3,000,000
Inventories	611,000	798,000
Other	420,000	461,000

Current deferred tax asset	5,031,000	4,259,000

Current deferred tax liabilities:
Prepaid expenses	(166,000)	(69,000)

Current deferred tax liabilities	(166,000)	(69,000)

Net current deferred tax asset	$4,865,000	$4,190,000

Long-term deferred tax assets:
Net operating loss carryforward	$3,628,000	$7,550,000
Tax credit carryforward	1,380,000	1,213,000
Stock option expense	160,000	—
Intangibles	17,000	15,000

Long-term deferred tax assets before valuation allowance	5,185,000	8,778,000

Long-term deferred tax liabilities:
Depreciation	(1,249,000)	(1,042,000)

Long-term deferred tax liabilities before valuation allowance	(1,249,000)	(1,042,000)

Net long-term deferred tax asset before valuation allowance	3,936,000	7,736,000
Valuation allowance	(2,242,000)	(1,674,000)

Net long-term deferred tax asset	$1,694,000	$6,062,000

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE D — INCOME TAXES — (continued)
     Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. At June 30, 2004, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty regarding their realizability. During the fourth quarter of 2005, the Company determined it is more likely than not that a portion of these deferred tax assets will be realized and released $12.6 million of the valuation allowance related to domestic deferred tax assets. Of the $12.6 million, $11.9 million was recorded as a benefit related to the release of the beginning of the year valuation allowance. The remaining $697,000 was added to additional paid in capital to reflect the tax difference related to stock options.
     The valuation allowance at June 30, 2006 and 2005 relates principally to the Company’s foreign net operating loss carryforwards. The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes are computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned. Because the foreign subsidiaries purchase the majority of their goods from the US parent company at market prices, the income (loss) before income taxes at the foreign subsidiaries includes intercompany gross profits paid to the US parent company. These intercompany profits are eliminated in the consolidated results. Income (loss) before income taxes for the foreign operations were $(1,694,000), $(1,377,000) and $(252,000) for the years ended June 30, 2006, 2005 and 2004, respectively.
     At June 30, 2006, the Company had approximately $15.0 million and $6.3 million in federal and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The federal carryforwards expire from 2010 through 2025, but are expected to be fully utilized. There are no material limitations on the foreign net operating loss carryforwards.
     At June 30, 2006 the Company had tax credits carryforwards of approximately $965,000 and $791,000 for federal and state income tax purposes, respectively. The Company expects to utilize its federal and state research and development tax credit carryforwards that would otherwise expire from 2007 through 2026. The federal and state Alternative Minimum Tax credits can be carried forward indefinitely.
     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President. Among other provisions, the Act provides for a phase-out of the extraterritorial income exclusion deduction. During fiscal 2006, the Company had a $1.7 million benefit from this deduction. This deduction will phase out during fiscal 2006 and 2007. However, the Act provides a new deduction for domestic manufacturing activity. The Company will not benefit from this deduction until all domestic net operating losses have been utilized. In addition, the Act contains other benefits which are not expected to have a significant impact on the Company.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE D — INCOME TAXES — (continued)
     Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to income before income taxes are as follows for fiscal years ending June 30:

	2006	2005	2004
Statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.8%	2.3%	1.1%
Research and development credits	(0.3)%	(0.8)%	(13.7)%
Foreign sales deduction	(5.2)%	(7.9)%	(30.5)%
Other permanent differences	1.7%	0.8%	7.8%
Benefit from release of valuation allowance	0.0%	(142.2)%	0.0%
Change in valuation allowance	5.0%	7.3%	24.1%
Other	0.4%	(2.4)%	(3.7)%

	38.4%	(108.9)%	19.1%

NOTE E — SHAREHOLDERS’ EQUITY
Stock Options
     The Company has three stock option plans. The Company’s stock options generally vest ratably over four years of service and have a contractual life of 10 years. The Company has authorized 5,000,000 shares for grant under the 1990, 1996 and 2003 Stock Option Plans. Options will be granted under all plans at exercise prices that are determined by a committee appointed by the Board of Directors. Options granted to date under all plans have been at exercise prices equal to the fair market value of the Company’s stock on the date of grant. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.
     Option transactions under the 1990 and 1996 Stock Option Plans during the three years ended June 30, 2006 are summarized as follows (no stock options have been granted under the 2003 Plan):

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at June 30, 2003	2,938,303	$11.66
Granted	342,000	6.48
Exercised	(46,341)	5.07
Canceled	(482,322)	10.48

Outstanding at June 30, 2004	2,751,640	11.28
Granted	189,000	9.84
Exercised	(102,554)	7.51
Canceled	(1,117,380)	13.06

Outstanding at June 30, 2005	1,720,706	10.19
Granted	200,800	13.55
Exercised	(152,675)	7.56
Canceled	(90,025)	12.03

Outstanding at June 30, 2006	1,678,806	$10.73

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE E — SHAREHOLDERS’ EQUITY — (continued)

	Number of	Weighted Average
	Shares	Exercise Price
Options exercisable at June 30:
2006	1,322,381	$10.60
2005	1,395,106	10.66
2004	2,329,865	11.62
     The following table summarizes information concerning currently outstanding stock options:

Range of	Number	Weighted Average Remaining	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price
$3.55 - $5.82	70,875	5.96 years	$5.21
5.83 - 8.75	676,763	6.03 years	7.29
8.76 - 13.12	396,000	6.22 years	10.23
13.13 - 19.68	504,668	3.65 years	15.86
19.69 - 23.38	30,500	1.54 years	21.57

	1,678,806	5.28 years	$10.73

     The following table summarizes information concerning currently exercisable stock options:

Range of	Number	Weighted Average
Exercise Price	Exercisable	Exercise Price
$3.55 - $5.82	57,250	$5.27
5.83 - 8.75	602,388	7.28
8.76 - 13.12	250,575	10.06
13.13 - 19.68	381,668	16.10
19.69 - 23.38	30,500	21.57

	1,322,381	$10.60

     On June 16, 2005 the Company accelerated the vesting of 74,375 stock options which had an exercise price greater than the closing price on that date. The accelerated vesting enabled the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods upon the adoption by the Company of FASB Statement No. 123R in July 2005.
Restricted Stock Awards
     During fiscal 2005, the Company granted 60,000 restricted common stock awards to its officers. The restricted shares awarded in fiscal 2005 will vest at the earlier of four years from the date of issuance or upon achievement of financial performance criteria for the fiscal years 2005, 2006 and 2007. During fiscal 2006, the Company granted 7,000 restricted common stock awards to a new officer at a price of $15.99 and 1,203 restricted common stock awards to two of the Company’s non-employee directors at a price of $14.95. The restricted shares awarded in fiscal 2006 will vest at the earlier of three years from the date of issuance or upon achievement of financial performance criteria for fiscal years 2006 and 2007. The restricted shares awarded in fiscal 2006 to the two non-employee directors were fully vested in fiscal 2006. The employee forfeits unvested shares upon the termination of employment prior to the end of the vesting period. The Company achieved the financial performance criteria in fiscal 2006. Stock compensation expense recognized related to these grants totaled $226,000 and $191,000 during the fiscal years ended June 30, 2006 and 2005, respectively.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE E — SHAREHOLDERS’ EQUITY — (continued)
     Restricted stock activities during the two years ended June 30, 2006 are summarized as follows:

	Number of	Weighted Average
	Shares	Fair Value
Outstanding at June 30, 2004	—	$—
Granted	60,000	9.55
Vested	(20,000)	9.55
Forfeited	(6,667)	9.30

Outstanding at June 30, 2005	33,333	9.60
Granted	8,203	15.84
Vested	(21,368)	10.95

Outstanding at June 30, 2006	20,168	$10.71

Shareholder Rights Plan
     In May 1996 the Board of Directors unanimously adopted a shareholder rights plan designed to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of any proposal to acquire the Company. The rights expired on June 15, 2006.
NOTE F — COMMITMENTS AND CONTINGENCIES
Royalty Agreements
     The Company has entered into agreements that provide for royalty payments based on a percentage of net sales of certain products. Royalty expense under these agreements was $315,000, $291,000 and $184,000 for the years ended June 30, 2006, 2005 and 2004, respectively.
Severance Agreements
     The Company has an agreement with each officer that provides severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum potential liability under these agreements at June 30, 2006 was approximately $1,175,000.
Legal Proceedings
     Lifecore was named as a defendant in 80 product liability lawsuits, all of which allege that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. Sixty-two of the lawsuits were filed in state court in West Palm Beach County, Florida, with the rest in various jurisdictions around the country. During the course of fiscal 2006, ETHICON settled several of the lawsuits without seeking any payment from Lifecore. In addition, eight of the Florida cases were voluntarily dismissed. One case, Shumbo-Poissant v. ETHICON, Inc., et al. (Conn.), was dismissed on summary judgment. Progress in the remaining pending lawsuits has been delayed as the parties pursue settlement discussions.
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

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE G — EMPLOYEE BENEFIT PLAN
     The Company has a 401(k) profit sharing plan for eligible employees. The Company, at the discretion of the Board of Directors, may set a matching percentage that is proportionate to the amount of the employees’ elective contributions each year. During the years ended June 30, 2006, 2005 and 2004, the Board of Directors authorized a company matching contribution to the plan of $242,000, $93,000 and $92,000, respectively.
NOTE H — SEGMENT INFORMATION
     The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Oral Restorative Division produces and markets various oral restorative products in the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon under such agreements were 13%, 16% and 16% of total consolidated sales in 2006, 2005 and 2004, respectively. The Company’s Oral Restorative Division markets products directly to clinicians and dental laboratories in the United States, Italy, Germany, France and Sweden and primarily through distributorship arrangements in other foreign locations. Sales to customers located principally in Europe accounted for 37%, 39% and 44% of total consolidated sales during the years ended June 30, 2006, 2005 and 2004, respectively.
     Segment information for the Company is as follows:

	Year ended June 30,
	2006	2005	2004
Net sales
Hyaluronan products	$20,151,000	$18,528,000	$15,741,000
Oral restorative products	42,946,000	37,167,000	31,683,000

	$63,097,000	$55,695,000	$47,424,000

Operating income (loss)
Hyaluronan products	$5,284,000	$3,485,000	$(379,000)
Oral restorative products	5,592,000	4,585,000	1,123,000

	$10,876,000	$8,070,000	$744,000

Capital expenditures
Hyaluronan products	$1,339,000	$1,316,000	$369,000
Oral restorative products	617,000	686,000	297,000

	$1,956,000	$2,002,000	$666,000

Depreciation and amortization expense
Hyaluronan products	$1,135,000	$1,172,000	$1,823,000
Oral restorative products	913,000	915,000	697,000

	$2,048,000	$2,087,000	$2,520,000

	As of June 30,
	2006	2005	2004
Identifiable assets
Hyaluronan products	$34,944,000	$35,838,000	$31,899,000
Oral restorative products	28,186,000	25,878,000	20,847,000
General corporate	26,108,000	18,150,000	7,572,000

	$89,238,000	$79,866,000	$60,318,000

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE I — ACQUISITION OF BARDO-BIOTECH SAS
     On August 12, 2005, the Company acquired 100% of the stock of Bardo-Biotech SAS, a privately-owned distributor of the Company’s Oral Restorative products located in Beauzelle, France. The Company included the operating results of Bardo-Biotech SAS in the financial statements from August 1, 2005, the effective date.
     In conjunction with this acquisition, the consideration paid was $401,000 in cash and $362,000 in debt forgiveness. The acquisition resulted in goodwill of $431,000 and intangible assets of $80,000, a portion of which is deductible for tax purposes.
NOTE J — AGREEMENTS
     On September 20, 2004, the Company secured worldwide marketing rights to its ferric hyaluronan adhesion prevention product from Ethicon, Inc. Lifecore’s product, which was previously marketed by Gynecare, a division of Ethicon, Inc. (“Gynecare”), under the trademark GYNECARE INTERGEL* Adhesion Prevention Solution, was voluntarily withdrawn from the market by Gynecare on March 27, 2003 to assess information obtained from its usage in the treatment of patients. Under the agreement, Gynecare will have no responsibility for any aspect of the future manufacture, marketing, sale or distribution of the product nor will it derive any financial benefit therefrom. A payment of $250,000, included in other income, was received during the second quarter of fiscal year 2005 from Ethicon, Inc. in conjunction with the above mentioned agreement.
*Trademark of ETHICON
NOTE K — RESTRUCTURING PLAN
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

NOTE L — RECLASSIFICATIONS
     Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

Lifecore Biomedical, Inc. and Subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at End
Description	of Period	Expenses	Accounts	Deductions		of Period
Year ended June 30, 2006
Accounts receivable allowance	$496,000	$238,000	$—	$(229,000	) (A)	$505,000
Year ended June 30, 2005
Accounts receivable allowance	407,000	227,000	—	(138,000	) (A)	496,000
Year ended June 30, 2004
Accounts receivable allowance	414,000	194,000	—	(201,000	) (A)	407,000

(A)	Deductions represent accounts receivable balances written-off during the year.

S - 1