Form 10-Q
period 2006-09-30
LIFECORE BIOMEDICAL INC
filed 2006-11-09
CIK 28626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Yes ☐    No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 3, 2006 was 13,256,153 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
FORM 10-Q

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$28,110,000	$26,638,000
Accounts receivable, less allowances	12,065,000	12,564,000
Inventories	12,912,000	12,217,000
Deferred income taxes, net	5,640,000	4,865,000
Prepaid expenses	1,154,000	1,084,000

Total current assets	59,881,000	57,368,000

Property, plant and equipment
Land, building and equipment	49,680,000	49,388,000
Less accumulated depreciation	(26,643,000)	(26,138,000)

	23,037,000	23,250,000

Other Assets
Intangibles, net	5,173,000	5,201,000
Inventories	1,315,000	1,406,000
Deferred income taxes, net	354,000	1,694,000
Other	308,000	319,000

	7,150,000	8,620,000

	$90,068,000	$89,238,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$290,000	$290,000
Accounts payable	2,835,000	3,212,000
Accrued compensation	1,283,000	1,847,000
Accrued expenses	1,602,000	1,549,000

Total current liabilities	6,010,000	6,898,000

Long-term obligations	4,734,000	4,804,000

Shareholders’ equity	79,324,000	77,536,000

	$90,068,000	$89,238,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2006	2005
Net sales	$15,010,000	$13,425,000
Cost of goods sold	5,572,000	5,074,000

Gross profit	9,438,000	8,351,000

Operating expenses
Research and development	1,096,000	1,014,000
Marketing and sales	4,912,000	4,064,000
General and administrative	1,924,000	1,706,000

	7,932,000	6,784,000

Operating income	1,506,000	1,567,000

Other income (expense)
Interest income	331,000	135,000
Interest expense	(64,000)	(56,000)
Currency transaction gains (losses)	73,000	(24,000)
Other	6,000	(14,000)

	346,000	41,000

Income before income tax expense	1,852,000	1,608,000

Income tax expense	713,000	563,000

Net income	$1,139,000	$1,045,000

Net income per share
Basic	$0.09	$0.08

Diluted	$0.08	$0.08

Weighted average shares outstanding
Basic	13,223,448	13,059,567

Diluted	13,672,260	13,460,056

     See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,139,000	$1,045,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	535,000	473,000
Allowance for doubtful accounts	48,000	10,000
Deferred income taxes	565,000	485,000
Stock-based compensation	385,000	230,000
Accumulated currency translation adjustment	70,000	28,000
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	451,000	140,000
Inventories	(604,000)	(1,533,000)
Prepaid expenses	(70,000)	(245,000)
Accounts payable	(377,000)	13,000
Accrued liabilities	(511,000)	(474,000)

Net cash provided by operating activities	1,631,000	172,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(292,000)	(445,000)
Acquisition, net of cash acquired	—	(322,000)
Change in other assets	8,000	(45,000)

Net cash used in investing activities	(284,000)	(812,000)

Cash flows from financing activities:
Payments on long-term obligations	(70,000)	(70,000)
Proceeds from stock options exercised	195,000	706,000

Net cash provided by financing activities	125,000	636,000

Net increase (decrease) in cash and cash equivalents	1,472,000	(4,000)
Cash and cash equivalents at beginning of period	26,638,000	18,508,000

Cash and cash equivalents at end of period	$28,110,000	$18,504,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$64,000	$56,000
Taxes	141,000	21,000
     See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — UNAUDITED
September 30, 2006
NOTE A – FINANCIAL INFORMATION
Lifecore Biomedical, Inc. (referred to in this report as “Lifecore” or the “Company”) manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Dental Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through original equipment manufacturers and contract manufacturing alliances in ophthalmologic, orthopedic surgery, veterinary medicine and gynecologic fields. The Dental Division markets its products through direct sales in the United States, Italy, Germany, Sweden and France and through distributors in other foreign countries.
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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006, the results of operations for the three month periods ended September 30, 2006 and 2005, and cash flows for the three month periods ended September 30, 2006 and 2005. The results of operations and cash flows for the three months ended September 30, 2006 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2006 has been derived from audited financial statements as of that date.
In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. Actual results could differ from the estimates used by management.
NOTE B – INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist mainly of finished hyaluronan powder, aseptic units and dental products and related raw materials. The Company’s inventory has been reduced to lower of cost or market for obsolete, excess or unmarketable inventory. The lower of cost or market adjustment is based on management’s review of inventories on hand compared to estimated future usage and sales. The portion of finished hyaluronan powder inventory not expected to be consumed within the next 12 months is classified as a long-term asset. The finished hyaluronan inventory is maintained in a frozen state and has a shelf life of ten years. Inventories consist of the following:

	September 30,	June 30,
	2006	2006
Raw Materials	$4,340,000	$3,973,000
Work-in-process	920,000	708,000
Finished goods-current	7,652,000	7,536,000

	12,912,000	12,217,000
Finished goods-long term	1,315,000	1,406,000

	$14,227,000	$13,623,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
September 30, 2006
NOTE C – INTANGIBLE ASSETS
Intangibles consist primarily of the cost of goodwill related to acquisitions, patents and distribution rights and licenses. All intangibles relate to the Dental Division.
Also included within intangibles are costs incurred to register patents and trademarks, which are capitalized as incurred. Amortization of these costs commences when the related patent or trademark is granted. The costs are amortized over the estimated useful life of the patent or trademark.
Goodwill is tested for impairment on an annual basis, or when there is an indication that an impairment has occurred, and is written down when impaired by applying a fair value based test. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. There was no impairment recorded for the three month period ended September 30, 2006.
     Intangibles consisted of the following at:

	September 30,	June 30,
	2006	2006
Goodwill	$4,783,000	$4,783,000
Patents	387,000	387,000
Distribution rights and licenses	350,000	350,000
Customer List	80,000	80,000
Accumulated amortization	(427,000)	(399,000)

	$5,173,000	$5,201,000

NOTE D – LINE OF CREDIT
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus .5% or LIBOR plus 2.25%, at the Company’s option. At September 30, 2006 and June 30, 2006, there were no balances outstanding under the line of credit.
NOTE E – STOCK-BASED COMPENSATION
Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $313,000 and $190,000 of related compensation expense for the three month periods ended September 30, 2006 and 2005, respectively.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
September 30, 2006
NOTE E – STOCK-BASED COMPENSATION – (continued)
The Company recognized stock-based compensation expense related to employee and non-employee options as follows:

	Three months ended September 30,
	2006	2005
Cost of goods sold	$17,000	$11,000
Research and development	65,000	14,000
Marketing and sales	118,000	55,000
General and administrative	113,000	110,000

Total stock-based compensation expense	$313,000	$190,000

Effect on earnings per share, net of tax effects:
Basic	$0.02	$0.01

Diluted	$0.02	$0.01

The Company reclassified stock-based compensation expense for the three month period ended September 30, 2005. The Company classifies stock option expense based on option holders’ salary expense classification.
During the three month period ended September 30, 2006, the Company granted 3,500 restricted common stock awards to a new officer at a price of $15.91. Stock compensation expense recognized related to restricted stock awards totaled $72,000 and $40,000 during the three month periods ended September 30, 2006 and 2005, respectively.
NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company has $382,000 of accumulated currency translation adjustment which reduces shareholders’ equity at September 30, 2006. Total comprehensive income was $1,209,000 and $1,073,000 for the three month periods ended September 30, 2006 and 2005, respectively.
NOTE G – NET INCOME PER SHARE
The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and restricted stock, when dilutive. For the three month periods ended September 30, 2006 and 2005, 448,812 and 400,489 common share equivalents, respectively, were included in the computation of diluted net income per share.
Options to purchase 377,668 shares of common stock with a weighted average exercise price of $17.18 for the three month period ended September 30, 2006 and options to purchase 465,543 shares of common stock with a weighted average exercise price of $16.39 for the three month period ended September 30, 2005 were outstanding but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
September 30, 2006
NOTE H – INCOME TAXES
Provision for income taxes was $713,000 at an effective rate of 38.5% and $563,000 at an effective rate of 35% for the three month periods ended September 30, 2006 and 2005, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.
NOTE I – SEGMENT INFORMATION
The Company operates in two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Dental Division produces and markets various dental products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to ongoing supply agreements. The Company’s Dental Division markets products directly to clinicians and dental laboratories in the United States, Germany, Italy, Sweden and France and primarily through distributorship arrangements in other foreign locations.
Segment assets and the basis of segmentation are consistent with that reported at June 30, 2006. Segment information for sales and income from operations are as follows:

	Three months ended September 30,
	2006	2005
Net sales
Hyaluronan products	$4,779,000	$4,661,000
Dental products	10,231,000	8,764,000

	$15,010,000	$13,425,000

Income from operations
Hyaluronan products	$996,000	$1,138,000
Dental products	510,000	429,000

	$1,506,000	$1,567,000

NOTE J — ACQUISITION OF BARDO-BIOTECH SAS
On August 12, 2005, the Company acquired 100% of the stock of Bardo-Biotech SAS, a privately-owned distributor of the Company’s Dental products located in Beauzelle, France. The Company included the operating results of Bardo-Biotech SAS in the financial statements from August 1, 2005, the effective date.
In conjunction with this acquisition, the consideration paid was $401,000 in cash and $362,000 in debt forgiveness. The acquisition resulted in goodwill of $431,000 and intangible assets of $80,000, a portion of which is deductible for tax purposes.
NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
September 30, 2006
NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS – (continued)
taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements and is effective for fiscal years ending after November 15, 2006.
SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The initial application of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
NOTE L – LEGAL PROCEEDINGS
Lifecore was named as a defendant in 80 product liability lawsuits. The lawsuits alleged that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was manufactured by Lifecore and marketed by ETHICON, Inc. The other defendants in these lawsuits were ETHICON, Inc., which was Lifecore’s exclusive worldwide marketing partner for INTERGEL Solution through its division, GYNECARE Worldwide, and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also named Vital Pharma, Inc. as a defendant; Vital Pharma acted as the contract packager for the INTERGEL solution. The plaintiffs in these actions were individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
ETHICON accepted Lifecore’s tender of the defense of these lawsuits under The Conveyance, License, Development and Supply Agreement between the parties, subject to a reservation of rights, and ETHICON defended Lifecore in all of these matters. Lifecore accepted Vital Pharma’s tender of the defense of these lawsuits under the Supply Agreement between Lifecore and Vital Pharma, subject to a reservation of rights. Lifecore’s insurer, Federal Insurance, has paid for Vital Pharma’s defense. Lifecore has also asserted that ETHICON is obligated to pay for Vital Pharma’s defense costs, pursuant to the agreement between ETHICON and Lifecore.
On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement do not call for any cash payment by Lifecore.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
September 30, 2006
NOTE L – LEGAL PROCEEDINGS – (continued)
On September 25, 2006, Vital Pharma, Inc. and its insurer, Noetic Specialty Insurance Company, sued the Company and its insurer, Federal Insurance Company. Vital Pharma and Noetic are seeking reimbursement of legal fees and expenses incurred in the INTERGEL litigation, and a declaration that the Company and Federal are obligated to fully indemnify and hold Vital Pharma harmless with respect to the INTERGEL litigation. The Company believes that Vital Pharma’s and Noetic’s claims have no merit.
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
Revenue Recognition:
The Company recognizes revenue when the product is shipped or otherwise accepted by unaffiliated customers, pursuant to customers’ orders, the price is fixed and collection is reasonably assured. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.
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
Stock-based compensation:
On July 1, 2005, the Company adopted SFAS 123R, which requires the fair values of all share-based payment transactions, including grants of stock options, to be recognized in the income statement as an operating expense, based on the fair values over the requisite service period. The computation of fair value and the related stock compensation expense involves numerous estimates and assumptions based on historical experience and utilizes valuation models which are designed to produce estimated fair value based on these estimates and assumptions.
Overview
The Company manufactures biomaterials and medical devices for use in various surgical markets and provides related specialized contract aseptic manufacturing services. The Company operates through two business units, the Hyaluronan Division and the Dental Division.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company’s Dental Division develops and markets precision surgical and prosthetic devices for the restoration of damaged or deteriorating dentition and associated support tissues. The Company’s dental implants are permanently implanted in the jaw for tooth replacement therapy as long-term support for crowns, bridges and dentures.
The Dental Division also offers innovative bone regenerative products for the repair of bone defects resulting from periodontal disease and tooth loss. Additionally, the Dental Division provides professional support services to its dental surgery clients through comprehensive education curricula provided in the Company’s various Support Plus™ programs and surgical courses. These professional continuing education programs are designed to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Case Acceptance Program (“ICA”) offers clients the marketing and consultative tools and training to foster higher patient acceptance of dental implants.
The Dental Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct subsidiaries in Italy, Germany, France and Sweden, and through 25 international distributors covering 49 additional countries.
Acquisition of Bardo-Biotech SAS
On August 12, 2005, the Company acquired 100% of the stock of Bardo-Biotech SAS, a privately-owned distributor of the Company’s Dental products located in Beauzelle, France. The Company included the operating results of Bardo-Biotech SAS in the financial statements from August 1, 2005, the effective date.
In conjunction with this acquisition, the consideration paid was $401,000 in cash and $362,000 in debt forgiveness. The acquisition resulted in goodwill of $431,000 and intangible assets of $80,000, a portion of which is deductible for tax purposes.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005:

	Hyaluronan		Dental
	Division		Division		Consolidated
	2006	2005	2006	2005	2006	2005
Net sales	$4,779,000	$4,661,000	$10,231,000	$8,764,000	$15,010,000	$13,425,000
Cost of goods sold	2,122,000	2,059,000	3,450,000	3,015,000	5,572,000	5,074,000

Gross profit	2,657,000	2,602,000	6,781,000	5,749,000	9,438,000	8,351,000

Operating expenses
Research and development	716,000	620,000	380,000	394,000	1,096,000	1,014,000
Marketing and sales	196,000	183,000	4,716,000	3,881,000	4,912,000	4,064,000
General and administrative	749,000	661,000	1,175,000	1,045,000	1,924,000	1,706,000

	1,661,000	1,464,000	6,271,000	5,320,000	7,932,000	6,784,000

Operating income	$996,000	$1,138,000	$510,000	$429,000	$1,506,000	$1,567,000

Net Sales. Net sales for the quarter ended September 30, 2006 increased $1,585,000 or 12% as compared to the same quarter of last fiscal year. Hyaluronan Division sales increased $118,000 or 3%, and Dental Division sales increased $1,467,000 or 17%.
Hyaluronan Division sales for the current quarter increased to $4,779,000 from $4,661,000 in the same quarter of last fiscal year due to increased sales to orthopedic customers and increased revenue from product development activities offset partially by lower sales to ophthalmic customers.
Dental Division sales for the current quarter increased to $10,231,000 from $8,764,000 in the same quarter of last fiscal year. Domestic sales increased 16% due to the addition of sales representatives and sales of the PrimaTM Implant System. International sales increased 18% due to sales of the Prima™ Implant System and sales growth by our subsidiaries.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 63% in the current quarter and 62% in the same quarter of last fiscal year.
The gross profit for the Hyaluronan Division was 56% in the current quarter and also 56% in the same quarter of last fiscal year.
Gross profit for the Dental Division was 66% in the current quarter and also 66% in the same quarter of last fiscal year.
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or the research and testing of enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses increased $82,000 or 8% in the current quarter as compared to the same quarter last fiscal year. The increase is primarily due to an increase in stock-based compensation.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Marketing and sales. Consolidated marketing and sales expenses increased by $848,000 or 21% in the current quarter as compared to the same quarter of last fiscal year. The increase was due mainly to the addition of 10 domestic sales representatives, expanded marketing activities and incurring expenses for an entire quarter at the France subsidiary compared to incurring expenses for just two months in the same quarter of last fiscal year.
General and administrative. Consolidated general and administrative expenses increased by $218,000 or 13% in the current quarter as compared to the same quarter of last fiscal year. The increase was due to incurring expenses for an entire quarter at the France subsidiary compared to incurring expenses for just two months in the same quarter of last fiscal year, and an increase in benefits and information systems expenses.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $305,000 for the current quarter as compared to the same quarter of last fiscal year. The increase was primarily due to an increase in interest income of $196,000 resulting from a higher cash balance and higher interest rates and an increase in currency transaction gains realized on Euro denominated intercompany transactions of $97,000.
Provision for income taxes. Provision for income taxes was $713,000 at an effective rate of 38.5% and $563,000 at an effective rate of 35% for the three month periods ended September 30, 2006 and 2005, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
As of September 30, 2006, the Company had $28.1 million of cash and cash equivalents and working capital of $53.9 million. Cash and cash equivalents increased during the three month period ended September 30, 2006 by $1.5 million.
Cash Provided by Operating Activities. Operating cash flow for the three month period ended September 30, 2006 was primarily the result of operational profitability. Net cash provided by operations was approximately $1.6 million, attributable to net income of $1.1 million and adjustments for non-cash charges related to the changes in deferred tax assets of $0.6 million and depreciation and amortization of $0.5 million. Inventories increased $0.6 million and accrued liabilities decreased $0.5 million, which were partially offset by a decrease in accounts receivable of $0.5 million.
Net cash provided by operations in the same period of last fiscal year was approximately $0.2 million, attributable to net income of $1.0 million and adjustments for non-cash charges related to the changes in deferred tax assets of $0.5 million and depreciation and amortization of $0.5 million. Inventories increased $1.5 million and accrued liabilities decreased by $0.5 million.
Cash Used in Investing Activities. Net cash used in investing activities was $0.3 million and $0.8 million in the three month periods ended September 30, 2006 and 2005, respectively. Cash used in investing activities reflected purchases of property and equipment of $0.3 million and $0.4 million in the three month periods ended September 30, 2006 and 2005, respectively. Net cash of $0.3 million was used for the acquisition of the stock of the Company’s French distributor in the same period of last fiscal year.
Cash Provided by Financing Activities. Net cash provided by financing activities was $0.1 million and $0.6 million in the three month periods ended September 30, 2006 and 2005, respectively. Cash provided was attributable to proceeds from the exercise of stock options of $0.2 million and $0.7 million in the three month periods ended September 30, 2006 and 2005, respectively.
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2006. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus .5% or LIBOR plus 2.25%, at the Company’s option. At September 30, 2006 and June 30, 2006, there were no balances outstanding under the line of credit.
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.93% as of September 30, 2006). In addition, the Company pays an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). As of September 30, 2006 and June 30, 2006, the Company was in compliance with all covenants.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company’s ability to generate positive cash flow from operations and achieve ongoing profitability is dependent upon the continued expansion of revenue from its hyaluronan and dental businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products, the early stage of certain of these markets and the uncertainty associated with the future market status of the Company’s adhesion prevention product. Similarly, expansion of the Company’s Dental Division sales is also dependent upon increased revenue from new and existing customers, as well as successfully competing in a more mature market. The Company expects its current cash balance, cash generated from anticipated operations and the available funds under the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations. While the Company’s capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.
The Company does not have any material “off-balance sheet” financing activities.
Seasonality
The Company’s dental business is seasonal in nature. Historically, sales for the Dental Division are lower in the first quarter than throughout the rest of the year, as a result of European holidays during the summer months.
Cautionary Statement
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers, that are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may, among other things, relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues, expense levels, tax rates and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected or in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (1) obtaining the necessary regulatory approvals for new hyaluronan and dental products; (2) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (3) intense competition in the markets for the Company’s principal products; and (4) the uncertainty associated with the future market status of the Company’s adhesion prevention product. Investors are referred to a more detailed discussion of the risks presented in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.93% as of September 30, 2006). A ten percent change in this variable rate would result in approximately $20,000 of additional interest expense annually.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Lifecore Biomedical, Inc. (the “Company”) was named as a defendant in 80 product liability lawsuits. The lawsuits alleged that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was manufactured by the Company and marketed by ETHICON, Inc. The other defendants in these lawsuits were ETHICON, Inc., which was the Company’s exclusive worldwide marketing partner for INTERGEL Solution through its division, GYNECARE Worldwide, and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also named Vital Pharma, Inc. as a defendant; Vital Pharma acted as the contract packager for the INTERGEL solution. The plaintiffs in these actions were individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement do not call for any cash payment by the Company. Since the execution of the settlement documents, Lifecore has been sued in one additional lawsuit, filed in Nebraska. As of this date, there are two cases remaining: Brandy R. Kreifel and Tammy Lyden v. Gynecare, Inc., Ethicon, Inc., Lifecore Biomedical, Inc. and Johnson & Johnson Company; Stephanie and Michael Stibor and Wisconsin Physicians Service Insurance Corporation v. Ethicon, Inc., Lifecore Biomedical, Inc. and Krista Jacobson. Although the vast majority of the INTERGEL claims have been resolved, there can be no assurance that other related claims will not arise.
ETHICON defended the Company in all of these lawsuits and is defending the Company in the two remaining lawsuits. Under the terms of the Company’s Conveyance, License, Development and Supply Agreement dated August 8, 1994 with ETHICON, ETHICON is obligated to indemnify and hold the Company harmless from all claims related to the sale and use of INTERGEL Solution, unless it is ultimately determined that a plaintiff’s injuries were caused by a breach of the Company’s limited contractual warranty to ETHICON under that agreement. The Company believes that ETHICON will be obligated to fully indemnify the Company in connection with any remaining claims relating to INTERGEL Solution sold prior to its voluntary market withdrawal in March 2003.
On September 25, 2006, Vital Pharma, Inc. and its insurer, Noetic Specialty Insurance Company, sued the Company and its insurer, Federal Insurance Company, in Palm Beach County, Florida. Federal has removed the case to federal court, and the Company’s answer is currently scheduled to be filed on November 6, 2006. Vital Pharma and Noetic contend that the Company has breached the terms of the Supply Agreement between the Company and Vital Pharma, by failing to fully defend and indemnify Vital Pharma in the Intergel lawsuits. Vital Pharma and Noetic are seeking reimbursement of legal fees and expenses incurred in the INTERGEL litigation, and a declaration that the Company and Federal are obligated to fully indemnify and hold Vital Pharma harmless with respect to the Intergel litigation.
The Company believes that Vital Pharma’s and Noetic’s claims have no merit. The Company complied with its obligations under the Supply Agreement. The Company agreed to pay for the costs of Vital Pharma’s defense, subject to a reservation of rights. The Company, through its insurer, Federal, did pay for the reasonable costs and expenses incurred by Vital Pharma during the INTERGEL litigation. Although Vital Pharma did complain, during the course of the INTERGEL litigation, that Federal did not pay all of the costs and expenses incurred, Vital Pharma did not provide any basis to challenge the amounts not paid by Federal pursuant to Federal’s bill auditing process. The Company has tendered the defense of this matter to Federal, and Federal has agreed to defend the Company subject to a reservation of rights.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

10.1	1996 Stock Option Plan, as amended to date.

10.2	Fiscal Year 2007 Bonus Plan, effective July 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2006)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC. By:
Dated: November 9, 2006	/s/ Dennis J. Allingham
Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director (duly authorized officer)

Dated: November 9, 2006	/s/ David M. Noel
David M. Noel
Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index
3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Form of Rights Agreement, dated as of May 23, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company’s Form 8-A Registration Statement dated May 31, 1996)

10.1	1996 Stock Option Plan, as amended to date.

10.2	Fiscal Year 2007 Bonus Plan, effective July 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2006)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002