Form 10-Q
period 2006-12-31
LIFECORE BIOMEDICAL INC
filed 2007-02-09
CIK 28626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 6, 2007 was 13,386,120 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
FORM 10-Q

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$30,821,000	$26,638,000
Accounts receivable, less allowances	13,164,000	12,564,000
Inventories	12,895,000	12,217,000
Deferred income taxes, net	4,910,000	4,865,000
Prepaid expenses	1,277,000	1,084,000

Total current assets	63,067,000	57,368,000

Property, plant and equipment
Land, building and equipment	50,291,000	49,388,000
Less accumulated depreciation	(27,154,000)	(26,138,000)

	23,137,000	23,250,000

Other Assets
Intangibles, net	5,146,000	5,201,000
Inventories	980,000	1,406,000
Deferred income taxes, net	488,000	1,694,000
Other	353,000	319,000

	6,967,000	8,620,000

	$93,171,000	$89,238,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$290,000	$290,000
Accounts payable	2,710,000	3,212,000
Accrued compensation	1,554,000	1,847,000
Accrued expenses	1,614,000	1,549,000

Total current liabilities	6,168,000	6,898,000

Long-term obligations	4,687,000	4,804,000

Shareholders’ equity	82,316,000	77,536,000

	$93,171,000	$89,238,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Net sales	$16,552,000	$15,209,000	$31,562,000	$28,634,000
Cost of goods sold	6,498,000	6,117,000	12,070,000	11,191,000

Gross profit	10,054,000	9,092,000	19,492,000	17,443,000

Operating expenses
Research and development	1,017,000	984,000	2,113,000	1,998,000
Marketing and sales	5,241,000	4,072,000	10,153,000	8,136,000
General and administrative	1,877,000	1,848,000	3,801,000	3,554,000

	8,135,000	6,904,000	16,067,000	13,688,000

Operating income	1,919,000	2,188,000	3,425,000	3,755,000

Other income (expense)
Interest income	353,000	157,000	684,000	292,000
Interest expense	(71,000)	(60,000)	(135,000)	(116,000)
Currency transaction gains (losses)	11,000	(49,000)	84,000	(73,000)
Other	10,000	(5,000)	16,000	(19,000)

	303,000	43,000	649,000	84,000

Income before income tax expense	2,222,000	2,231,000	4,074,000	3,839,000

Income tax expense	856,000	840,000	1,569,000	1,403,000

Net income	$1,366,000	$1,391,000	$2,505,000	$2,436,000

Net income per share
Basic	$0.10	$0.11	$0.19	$0.19

Diluted	$0.10	$0.10	$0.18	$0.18

Weighted average shares outstanding
Basic	13,262,975	13,163,429	13,243,211	13,111,498

Diluted	13,734,547	13,685,687	13,724,866	13,571,202

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,505,000	$2,436,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,077,000	942,000
Allowance for doubtful accounts	54,000	36,000
Deferred income taxes	1,161,000	1,250,000
Stock-based compensation	800,000	483,000
Accumulated currency translation adjustment	211,000	37,000
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(654,000)	(1,181,000)
Inventories	(252,000)	(1,889,000)
Prepaid expenses	(193,000)	(189,000)
Accounts payable	(502,000)	(1,035,000)
Accrued liabilities	(228,000)	(492,000)

Net cash provided by operating activities	3,979,000	398,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(903,000)	(924,000)
Acquisition, net of cash acquired	—	(341,000)
Change in other assets	(40,000)	(62,000)

Net cash used in investing activities	(943,000)	(1,327,000)

Cash flows from financing activities:
Payments on long-term obligations	(117,000)	(140,000)
Proceeds from stock options exercised	1,264,000	884,000

Net cash provided by financing activities	1,147,000	744,000

Net increase (decrease) in cash and cash equivalents	4,183,000	(185,000)
Cash and cash equivalents at beginning of period	26,638,000	18,508,000

Cash and cash equivalents at end of period	$30,821,000	$18,323,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$118,000	$116,000
Taxes	224,000	154,000
See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — UNAUDITED
December 31, 2006
NOTE A — FINANCIAL INFORMATION
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2006, the results of operations for the three month and six month periods ended December 31, 2006 and 2005, and cash flows for the six month periods ended December 31, 2006 and 2005. The results of operations and cash flows for the six months ended December 31, 2006 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2006 has been derived from audited financial statements as of that date.
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

	December 31,	June 30,
	2006	2006
Raw Materials	$4,520,000	$3,973,000
Work-in-process	812,000	708,000
Finished goods-current	7,563,000	7,536,000

	12,895,000	12,217,000
Finished goods-long term	980,000	1,406,000

	$13,875,000	$13,623,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2006
NOTE C — INTANGIBLE ASSETS
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
Goodwill is tested for impairment on an annual basis, or when there is an indication that an impairment has occurred, and is written down when impaired by applying a fair value based test. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. There was no impairment recorded for the six month period ended December 31, 2006.
     Intangibles consisted of the following at:

	December 31,	June 30,
	2006	2006
Goodwill	$4,783,000	$4,783,000
Patents	387,000	387,000
Distribution rights and licenses	350,000	350,000
Customer List	80,000	80,000
Accumulated amortization	(454,000)	(399,000)

	$5,146,000	$5,201,000

NOTE D — LINE OF CREDIT
On December 19, 2006, the Company renewed its $5,000,000 credit facility with a bank to extend the maturity date to December 31, 2008. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the renewed credit facility, interest will accrue at the prime rate minus 1% or LIBOR plus 1.75%, at the Company’s option. At December 31, 2006 and June 30, 2006, there were no balances outstanding under the line of credit.
NOTE E — STOCK-BASED COMPENSATION
Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $343,000 and $181,000 of related compensation expense for the three month periods ended December 31, 2006 and 2005, respectively, and $656,000 and $371,000 of related compensation expense for the six month periods ended December 31, 2006 and 2005, respectively.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2006
NOTE E — STOCK-BASED COMPENSATION — (continued)
The Company recognized stock-based compensation expense related to employee and non-employee options as follows:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Cost of goods sold	$20,000	$10,000	$38,000	$21,000
Research and development	83,000	14,000	148,000	29,000
Marketing and sales	123,000	51,000	240,000	215,000
General and administrative	117,000	106,000	230,000	106,000

Total stock-based compensation expense	$343,000	$181,000	$656,000	$371,000

Effect on earnings per share, net of tax effects:
Basic	$0.03	$0.01	$0.05	$0.03

Diluted	$0.02	$0.01	$0.05	$0.03

The Company reclassified stock-based compensation expense for the three month and six month periods ended December 31, 2005. The Company classifies stock option expense based on option holders’ salary expense classification.
During the six month period ended December 31, 2006, the Company granted 3,500 restricted common stock awards to a new officer at a price of $15.91 and 742 restricted common stock awards to one of the Company’s non-employee directors at a price of $16.16. Stock compensation expense recognized related to restricted stock awards totaled $72,000 and $40,000 during the three month periods ended December 31, 2006 and 2005, respectively, and stock compensation expense recognized related to restricted stock awards totaled $144,000 and $80,000 during the six month periods ended December 31, 2006 and 2005, respectively.
NOTE F — ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company has $241,000 of accumulated currency translation adjustment which reduces shareholders’ equity at December 31, 2006. Total comprehensive income was $1,507,000 and $1,400,000 for the three month periods ended December 31, 2006 and 2005, respectively, and total comprehensive income was $2,716,000 and $2,473,000 for the six month periods ended December 31, 2006 and 2005, respectively.
NOTE G — NET INCOME PER SHARE
The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and restricted stock, when dilutive. For the three and six month periods ended December 31, 2006, 471,572 and 481,655 common share equivalents, respectively, were included in the computation of diluted net income per share. For the three and six month periods ended December 31, 2005, 522,258 and 459,704 common share equivalents, respectively, were included in the computation of diluted net income per share.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2006
NOTE G — NET INCOME PER SHARE — (continued)
Options to purchase 197,000 and 237,500 shares of common stock with a weighted average exercise price of $17.83 and $17.49 for the three month and six month periods ended December 31, 2006, respectively, and options to purchase 333,543 and 490,543 shares of common stock with a weighted average exercise price of $17.41 and $16.30 for the three month and six month periods ended December 31, 2005, respectively, were outstanding but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.
NOTE H — INCOME TAXES
Provision for income taxes was $856,000 at an effective rate of 38.5% and $840,000 at an effective rate of 37.7% for the three month periods ended December 31, 2006 and 2005, respectively. Provision for income taxes was $1,569,000 at an effective rate of 38.5% and $1,403,000 at an effective rate of 36.5% for the six month periods ended December 31, 2006 and 2005, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.
NOTE I — SEGMENT INFORMATION
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
Segment assets and the basis of segmentation are consistent with that reported at June 30, 2006. Segment information for sales and income from operations are as follows:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Net sales
Hyaluronan products	$4,319,000	$4,631,000	$9,098,000	$9,292,000
Dental products	12,233,000	10,578,000	22,464,000	19,342,000

	$16,552,000	$15,209,000	$31,562,000	$28,634,000

Income from operations
Hyaluronan products	$463,000	$916,000	$1,459,000	$2,054,000
Dental products	1,456,000	1,272,000	1,966,000	1,701,000

	$1,919,000	$2,188,000	$3,425,000	$3,755,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2006
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
NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
NOTE L — LEGAL PROCEEDINGS
Lifecore was named as a defendant in 80 product liability lawsuits. The lawsuits alleged that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was manufactured by Lifecore and marketed by ETHICON, Inc (“ETHICON”). The other defendants in these lawsuits were ETHICON, which was Lifecore’s exclusive worldwide marketing partner for INTERGEL Solution through its division, GYNECARE Worldwide, and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also named Vital Pharma, Inc. (“Vital Pharma”) as a defendant; Vital Pharma acted as the contract packager for the INTERGEL Solution. The plaintiffs in these actions were individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2006
NOTE L — LEGAL PROCEEDINGS — (continued)
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
On September 25, 2006, Vital Pharma and its insurer, Noetic Specialty Insurance Company (“Noetic”), sued the Company and its insurer, Federal Insurance Company. Vital Pharma and Noetic are seeking reimbursement of legal fees and expenses incurred in the INTERGEL Solution litigation, and a declaration that the Company and Federal Insurance Company are obligated to fully indemnify and hold Vital Pharma harmless with respect to the INTERGEL Solution litigation. The Company believes that Vital Pharma’s and Noetic’s claims have no merit.
NOTE M — RECLASSIFICATIONS
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
Revenue Recognition:
The Company recognizes revenue when the product is shipped or otherwise accepted by unaffiliated customers, pursuant to customers’ orders, the price is fixed and collection is reasonably assured. The SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Accounting for Income Taxes:
Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a net deferred tax asset or liability. Management must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established.
Stock-Based Compensation:
On July 1, 2005, the Company adopted SFAS 123R, which requires the fair values of all share-based payment transactions, including grants of stock options, to be recognized in the income statement as an operating expense, based on the fair values at date of issue over the requisite service period. The computation of fair value and the related stock compensation expense involves numerous estimates and assumptions based on historical experience and utilizes valuation models which are designed to produce estimated fair value based on these estimates and assumptions.
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
The Dental Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct sales subsidiaries in Italy, Germany, France and Sweden, and through 26 international distributors covering 49 additional countries.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005:

	Hyaluronan		Dental
	Division		Division		Consolidated
	2006	2005	2006	2005	2006	2005
Net sales	$4,319,000	$4,631,000	$12,233,000	$10,578,000	$16,552,000	$15,209,000
Cost of goods sold	2,262,000	2,350,000	4,236,000	3,767,000	6,498,000	6,117,000

Gross profit	2,057,000	2,281,000	7,997,000	6,811,000	10,054,000	9,092,000

Operating expenses
Research and development	688,000	593,000	329,000	391,000	1,017,000	984,000
Marketing and sales	201,000	101,000	5,040,000	3,971,000	5,241,000	4,072,000
General and administrative	705,000	671,000	1,172,000	1,177,000	1,877,000	1,848,000

	1,594,000	1,365,000	6,541,000	5,539,000	8,135,000	6,904,000

Operating income	$463,000	$916,000	$1,456,000	$1,272,000	$1,919,000	$2,188,000

Net Sales. Net sales for the quarter ended December 31, 2006 increased $1,343,000 or 9% as compared to the same quarter of last fiscal year. Hyaluronan Division sales decreased $312,000 or 7%, and Dental Division sales increased $1,655,000 or 16%.
Hyaluronan Division sales for the current quarter decreased to $4,319,000 from $4,631,000 in the same quarter of last fiscal year due to decreased sales to ophthalmic customers offset partially by increased revenue from product development activities. The Company believes the decrease in sales to ophthalmic customers was due primarily to the discontinuation of sales to a distributor in France and timing.
Dental Division sales for the current quarter increased to $12,233,000 from $10,578,000 in the same quarter of last fiscal year. Domestic sales increased 19% due to sales of the PrimaTM Implant System and the addition of 11 sales representatives. International sales increased 12% due to sales of the Prima™ Implant System and sales growth by our subsidiaries.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 61% in the current quarter and 60% in the same quarter of last fiscal year.
The gross profit for the Hyaluronan Division decreased to 48% in the current quarter from 49% in the same quarter of last fiscal year due to an increase in unused manufacturing capacity charges associated with decreased hyaluronan production.
Gross profit for the Dental Division increased to 65% in the current quarter from 64% in the same quarter of last fiscal year as a result of higher average selling prices from the Prima™ Implant System.
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or the research and testing of enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses increased $33,000 or 3% in the current quarter as compared to the same quarter last fiscal year. The increase is due to an increase in stock-based compensation.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Marketing and sales. Consolidated marketing and sales expenses increased by $1,169,000 or 29% in the current quarter as compared to the same quarter of last fiscal year. The increase was due mainly to the addition of 11 domestic sales representatives, expanded marketing activities and increased expenses at the France subsidiary compared to the same quarter of last fiscal year.
General and administrative. Consolidated general and administrative expenses increased by $29,000 or 2% in the current quarter as compared to the same quarter of last fiscal year. The increase was due to increased benefits and information systems expenses.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $260,000 for the current quarter as compared to the same quarter of last fiscal year. The increase was primarily due to an increase in interest income of $196,000 resulting from a higher cash balance and higher interest rates and an increase in currency transaction gains realized on Euro-denominated intercompany transactions of $60,000.
Provision for income taxes. Provision for income taxes was $856,000 at an effective rate of 38.5% and $840,000 at an effective rate of 37.7% for the three month periods ended December 31, 2006 and 2005, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.
The Company accounts for income taxes under the provisions of SFAS 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005:

	Hyaluronan		Dental
	Division		Division		Consolidated
	2006	2005	2006	2005	2006	2005
Net sales	$9,098,000	$9,292,000	$22,464,000	$19,342,000	$31,562,000	$28,634,000
Cost of goods sold	4,384,000	4,409,000	7,686,000	6,782,000	12,070,000	11,191,000

Gross profit	4,714,000	4,883,000	14,778,000	12,560,000	19,492,000	17,443,000

Operating expenses
Research and development	1,404,000	1,213,000	709,000	785,000	2,113,000	1,998,000
Marketing and sales	397,000	284,000	9,756,000	7,852,000	10,153,000	8,136,000
General and administrative	1,454,000	1,332,000	2,347,000	2,222,000	3,801,000	3,554,000

	3,255,000	2,829,000	12,812,000	10,859,000	16,067,000	13,688,000

Operating income	$1,459,000	$2,054,000	$1,966,000	$1,701,000	$3,425,000	$3,755,000

Net Sales. Net sales for the six months ended December 31, 2006 increased $2,928,000 or 10% as compared to the same period of last fiscal year. Hyaluronan Division sales decreased $194,000 or 2%, and Dental Division sales increased $3,122,000 or 16%.
Hyaluronan Division sales for the current period decreased to $9,098,000 from $9,292,000 in the same period of last fiscal year due to decreased sales to ophthalmic customers offset partially by increased revenue from product development activities. The Company believes the decrease in sales to ophthalmic customers was due primarily to the discontinuation of sales to a distributor in France and timing.
Dental Division sales for the current period increased to $22,464,000 from $19,342,000 in the same period of last fiscal year. Domestic sales increased 17% due to sales of the PrimaTM Implant System and the addition of 11 sales representatives. International sales increased 15% due to sales of the PrimaTM Implant System and strong subsidiary sales.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 62% in the current period and 61% in the same period of last fiscal year.
The gross profit for the Hyaluronan Division decreased to 52% in the current period from 53% in the same period of last fiscal year due to an increase in unused manufacturing capacity charges associated with decreased hyaluronan production.
Gross profit for the Dental Division increased to 66% in the current period from 65% in the same period of last fiscal year as a result of higher average selling prices from the Prima™ Implant System.
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses increased $115,000 or 6% in the current period as compared to the same period last fiscal year. The increase is due to an increase in stock-based compensation.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Marketing and sales. Consolidated marketing and sales expenses increased by $2,017,000 or 25% in the current period as compared to the same period of last fiscal year. The increase was due mainly to the addition of 11 domestic sales representatives, expanded marketing activities and increased expenses at the France subsidiary compared to the same period of last fiscal year.
General and administrative. Consolidated general and administrative expenses increased by $247,000 or 7% in the current period as compared to the same period of last fiscal year. The increase was due to increased benefits and information systems expenses.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $565,000 for the current period as compared to the same period of last fiscal year. The increase was primarily due to an increase in interest income of $392,000 resulting from a higher cash balance and higher interest rates and an increase in currency transaction gains realized on Euro-denominated intercompany transactions of $157,000.
Provision for income taxes. Provision for income taxes was $1,569,000 at an effective rate of 38.5% and $1,403,000 at an effective rate of 36.5% for the six month periods ended December 31, 2006 and 2005, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
As of December 31, 2006, the Company had $30.8 million of cash and cash equivalents and working capital of $56.9 million. Cash and cash equivalents increased during the six month period ended December 31, 2006 by $4.2 million.
Cash Provided by Operating Activities. Operating cash flow for the six month period ended December 31, 2006 was primarily the result of operational profitability. Net cash provided by operations was approximately $4.0 million, attributable to net income of $2.5 million and adjustments for non-cash charges related to the changes in deferred tax assets of $1.2 million, depreciation and amortization of $1.1 million and stock-based compensation of $0.8 million. Accounts receivable increased $0.7 million and accounts payable decreased $0.5 million.
Net cash provided by operations in the same period of last fiscal year was approximately $0.4 million, attributable to net income of $2.4 million and adjustments for non-cash charges related to the changes in deferred tax assets of $1.3 million and depreciation and amortization of $1.0 million. Inventories increased $1.9 million, accounts receivable increased by $1.2 million and accounts payable decreased by $1.0 million.
Cash Used in Investing Activities. Net cash used in investing activities was $0.9 million and $1.3 million in the six month periods ended December 31, 2006 and 2005, respectively. Cash used in investing activities reflected purchases of property and equipment of $0.9 million in each of the six month periods ended December 31, 2006 and 2005. Net cash of $0.3 million was used for the acquisition of the stock of the Company’s French distributor in the same period of last fiscal year.
Cash Provided by Financing Activities. Net cash provided by financing activities was $1.1 million and $0.7 million in the six month periods ended December 31, 2006 and 2005, respectively. Cash provided was attributable to proceeds from the exercise of stock options of $1.3 million and $0.9 million in the six month periods ended December 31, 2006 and 2005, respectively.
On December 19, 2006, the Company renewed its $5,000,000 credit facility with a bank to extend the maturity date to December 31, 2008. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the renewed credit facility, interest will accrue at the prime rate minus 1% or LIBOR plus 1.75%, at the Company’s option. At December 31, 2006 and June 30, 2006, there were no balances outstanding under the line of credit.
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (4.09% as of December 31, 2006). In addition, the Company pays an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). As of December 31, 2006 and June 30, 2006, the Company was in compliance with all covenants.

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
The Company does not have any material “off-balance sheet” financing activities. See Note K for a discussion of recent accounting pronouncements.
Seasonality
The Company’s dental business is seasonal in nature. Historically, sales for the Dental Division are lower in the first quarter than throughout the rest of the year, as a result of European holidays during the summer months.
Cautionary Statement
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, in future filings by the Company with the SEC and in the Company’s press releases and oral statements made with the approval of authorized executive officers, that are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may, among other things, relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues, expense levels, tax rates and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected or in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (1) obtaining the necessary regulatory approvals for new hyaluronan and dental products; (2) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (3) intense competition in the markets for the Company’s principal products; and (4) the uncertainty associated with the future market status of the Company’s adhesion prevention product. Investors are referred to a more detailed discussion of the risks presented in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Updates to these risk factors are found in Item 1A of this report on Form 10-Q.

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
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (4.09% and 3.51% as of December 31, 2006 and 2005, respectively). A ten percent change in this variable rate would result in approximately $20,000 of additional interest expense annually.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company was named as a defendant in 80 product liability lawsuits. The lawsuits alleged that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was manufactured by the Company and marketed by ETHICON, Inc. (“ETHICON”) The other defendants in these lawsuits were ETHICON, which was the Company’s exclusive worldwide marketing partner for INTERGEL Solution through its division, GYNECARE Worldwide, and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also named Vital Pharma, Inc. (“Vital Pharma”) as a defendant; Vital Pharma acted as the contract packager for the INTERGEL Solution. The plaintiffs in these actions were individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement do not call for any cash payment by the Company. Since the execution of the settlement documents, Lifecore has been sued in one additional lawsuit, filed in Nebraska. As of this date, there are two cases remaining: Brandy R. Kreifel and Tammy Lynder v. Gynecare, Inc., Ethicon, Inc., Lifecore Biomedical, Inc. and Johnson & Johnson Company in the District Court of Lancaster County, Nebraska; Stephanie and Michael Stibor and Wisconsin Physicians Service Insurance Corporation v. Ethicon, Inc., Lifecore Biomedical, Inc. and Krista Jacobson in U.S. District Court, District of Wisconsin. Although the vast majority of the INTERGEL Solution claims have been resolved, there can be no assurance that other related claims will not arise.
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
On September 25, 2006, Vital Pharma and its insurer, Noetic Specialty Insurance Company (“Noetic”), sued the Company and its insurer, Federal Insurance Company, in Palm Beach County, Florida. Federal Insurance Company has removed the case to federal court, and the Company has filed an answer denying the claims. Vital Pharma and Noetic contend that the Company has breached the terms of the Supply Agreement between the Company and Vital Pharma by failing to fully defend and indemnify Vital Pharma in the INTERGEL Solution lawsuits. Vital Pharma and Noetic are seeking reimbursement of legal fees and expenses incurred in the INTERGEL Solution litigation, and a declaration that the Company and Federal Insurance Company are obligated to fully indemnify and hold Vital Pharma harmless with respect to the INTERGEL Solution litigation.
The Company believes that Vital Pharma’s and Noetic’s claims have no merit. The Company complied with its obligations under the Supply Agreement. The Company agreed to pay for the costs of Vital Pharma’s defense, subject to a reservation of rights. The Company, through its insurer, Federal Insurance Company, did pay for the reasonable costs and expenses incurred by Vital Pharma during the INTERGEL Solution litigation. Although Vital Pharma did complain, during the course of the INTERGEL Solution litigation, that Federal Insurance Company did not pay all of the costs and expenses incurred, Vital Pharma did not provide any basis to challenge the amounts not paid by Federal Insurance Company pursuant to Federal Insurance Company’s bill auditing process. The Company has tendered the defense of this matter to Federal Insurance Company, and Federal Insurance Company has agreed to defend the Company subject to a reservation of rights.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the SEC, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. The Company is updating the risk factors set forth in the Company’s Annual Report on Form 10-K by amending the following risk factor:
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
Lifecore was named as a defendant in 80 product liability lawsuits, all of which alleged that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. Since the execution of the settlement documents, Lifecore has been sued in one additional lawsuit, filed in Nebraska. In addition, on September 25, 2006, Vital Pharma, Inc. and its insurer, Noetic Specialty Insurance Company, sued the Company and its insurer, Federal Insurance Company, for failing to fully defend and indemnify Vital Pharma in the INTERGEL Solution lawsuits. Vital Pharma and Noetic are seeking reimbursement of legal fees and expenses incurred in the INTERGEL Solution litigation. Although the vast majority of the INTERGEL Solution claims have been resolved, there can be no assurance that other related claims will not arise.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 16, 2006, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected directors Dennis J. Allingham (with 11,457,012 affirmative votes and 279,841 votes withheld), Orwin L. Carter, Ph.D. (with 11,398,203 affirmative votes and 338,650 votes withheld), Martin J. Emerson (with 11,398,757 affirmative votes and 338,096 votes withheld), Thomas H. Garrett (with 11,408,457 affirmative votes and 328,396 votes withheld), Luther T. Griffith (with 11,399,752 affirmative votes and 337,101 votes withheld), Richard W. Perkins (with 11,123,833 affirmative votes and 613,020 votes withheld) and John E. Runnells (with 11,314,457 affirmative votes and 422,396 votes withheld).
The shareholders also ratified and approved the appointment of Grant Thornton LLP as the independent registered public accounting firm of the Company for the current fiscal year ending June 30, 2007 (with 11,639,200 affirmative votes, 91,971 negative votes, 5,682 votes abstained and no broker non-votes).

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Lifecore Biomedical, Inc. 1996 Stock Plan, as amended through November 16, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006)

10.2	Amendment No. 1, dated as of November 20, 2006, to Non-Qualified Stock Option Agreement (for Directors) between Lifecore Biomedical, Inc. and Martin J. Emerson, dated as of June 15, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006)

10.3	Amendment No. 3 dated as of December 19, 2006 to the Revolving Credit and Security Agreement between Lifecore Biomedical, Inc. and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

By:

Dated: February 9, 2007	/s/ Dennis J. Allingham
Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director
(duly authorized officer)

Dated: February 9, 2007	/s/ David M. Noel David M. Noel
Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index
3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Lifecore Biomedical, Inc. 1996 Stock Plan, as amended through November 16, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006)

10.2	Amendment No. 1, dated as of November 20, 2006, to Non-Qualified Stock Option Agreement (for Directors) between Lifecore Biomedical, Inc. and Martin J. Emerson, dated as of June 15, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2006)

10.3	Amendment No. 3 dated as of December 19, 2006 to the Revolving Credit and Security Agreement between Lifecore Biomedical, Inc. and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002