Form 10-Q
period 2007-03-31
LIFECORE BIOMEDICAL INC
filed 2007-05-10
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 3, 2007 was 13,414,220 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
FORM 10-Q

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$33,283,000	$26,638,000
Accounts receivable, less allowances	15,830,000	12,564,000
Inventories	12,550,000	12,217,000
Deferred income taxes, net	3,816,000	4,865,000
Prepaid expenses	1,448,000	1,084,000

Total current assets	66,927,000	57,368,000

Property, plant and equipment
Land, building and equipment	50,767,000	49,388,000
Less accumulated depreciation	(27,688,000)	(26,138,000)

	23,079,000	23,250,000
Other Assets
Intangibles, net	5,119,000	5,201,000
Inventories	943,000	1,406,000
Deferred income taxes, net	603,000	1,694,000
Other	346,000	319,000

	7,011,000	8,620,000

	$97,017,000	$89,238,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$290,000	$290,000
Accounts payable	3,441,000	3,212,000
Accrued compensation	1,476,000	1,847,000
Accrued expenses	1,643,000	1,549,000

Total current liabilities	6,850,000	6,898,000

Long-term obligations	4,582,000	4,804,000

Shareholders’ equity	85,585,000	77,536,000

	$97,017,000	$89,238,000

     See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006

Net sales	$18,865,000	$16,775,000	$50,427,000	$45,409,000
Cost of goods sold	7,189,000	6,208,000	19,259,000	17,399,000

Gross profit	11,676,000	10,567,000	31,168,000	28,010,000

Operating expenses
Research and development	1,269,000	881,000	3,382,000	2,878,000
Marketing and sales	5,126,000	4,525,000	15,279,000	12,661,000
General and administrative	1,852,000	1,720,000	5,653,000	5,275,000

	8,247,000	7,126,000	24,314,000	20,814,000

Operating income	3,429,000	3,441,000	6,854,000	7,196,000

Other income (expense)
Interest income	394,000	203,000	1,078,000	495,000
Interest expense	(66,000)	(65,000)	(201,000)	(181,000)
Currency transaction gains (losses)	72,000	—	156,000	(73,000)
Other	(5,000)	5,000	11,000	(14,000)

	395,000	143,000	1,044,000	227,000

Income before income tax expense	3,824,000	3,584,000	7,898,000	7,423,000

Income tax expense	1,491,000	1,391,000	3,060,000	2,794,000

Net income	$2,333,000	$2,193,000	$4,838,000	$4,629,000

Net income per share
Basic	$0.17	$0.17	$0.36	$0.35

Diluted	$0.17	$0.16	$0.35	$0.34

Weighted average shares outstanding
Basic	13,383,088	13,180,859	13,289,156	13,134,280

Diluted	13,859,948	13,572,205	13,756,762	13,505,079

     See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,838,000	$4,629,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,642,000	1,470,000
Allowance for doubtful accounts	(60,000)	106,000
Deferred income taxes	2,140,000	2,511,000
Stock-based compensation	1,166,000	786,000
Tax benefit related to stock-based compensation plan	200,000	56,000
Accumulated currency translation adjustment	191,000	90,000
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,206,000)	(1,986,000)
Inventories	130,000	(2,058,000)
Prepaid expenses	(364,000)	(251,000)
Accounts payable	229,000	(409,000)
Accrued liabilities	(277,000)	(413,000)

Net cash provided by operating activities	6,629,000	4,531,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,379,000)	(1,287,000)
Acquisition, net of cash acquired	—	(346,000)
Change in other assets	(37,000)	(75,000)

Net cash used in investing activities	(1,416,000)	(1,708,000)

Cash flows from financing activities:
Payments on long-term obligations	(222,000)	(187,000)
Proceeds from stock options exercised	1,488,000	990,000
Excess tax benefit related to stock-based compensation	166,000	—

Net cash provided by financing activities	1,432,000	803,000

Net increase in cash and cash equivalents	6,645,000	3,626,000
Cash and cash equivalents at beginning of period	26,638,000	18,508,000

Cash and cash equivalents at end of period	$33,283,000	$22,134,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$201,000	$166,000
Taxes	285,000	253,000
     See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS — UNAUDITED
March 31, 2007
NOTE A — FINANCIAL INFORMATION
Lifecore Biomedical, Inc. (referred to in this report as “Lifecore” or the “Company”) manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Dental Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through original equipment manufacturers and contract manufacturing alliances in ophthalmologic, orthopedic surgery and veterinary medicine fields. The Dental Division markets its products through direct sales in the United States, Italy, Germany, Sweden and France and through distributors in other foreign countries.
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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2007, the results of operations for the three month and nine month periods ended March 31, 2007 and 2006, and cash flows for the nine month periods ended March 31, 2007 and 2006. The results of operations and cash flows for the nine months ended March 31, 2007 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2006 has been derived from audited financial statements as of that date.
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

	March 31,	June 30,
	2007	2006
Raw Materials	$4,478,000	$3,973,000
Work-in-process	1,213,000	708,000
Finished goods-current	6,859,000	7,536,000

	12,550,000	12,217,000
Finished goods-long term	943,000	1,406,000

	$13,493,000	$13,623,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
March 31, 2007
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
Goodwill is tested for impairment on an annual basis, or when there is an indication that an impairment has occurred, and is written down when impaired by applying a fair value based test. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. There was no impairment recorded for the nine month period ended March 31, 2007.
     Intangibles consisted of the following at:

	March 31,	June 30,
	2007	2006
Goodwill	$4,783,000	$4,783,000
Patents	387,000	387,000
Distribution rights and licenses	350,000	350,000
Customer List	80,000	80,000
Accumulated amortization	(481,000)	(399,000)

	$5,119,000	$5,201,000

NOTE D — LINE OF CREDIT
On December 19, 2006, the Company renewed its $5,000,000 credit facility with a bank to extend the maturity date to December 31, 2008. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the renewed credit facility, interest will accrue at the prime rate minus 1% or LIBOR plus 1.75%, at the Company’s option. At March 31, 2007 and June 30, 2006, there were no balances outstanding under the line of credit.
NOTE E — STOCK-BASED COMPENSATION
Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $295,000 and $262,000 of related compensation expense for the three month periods ended March 31, 2007 and 2006, respectively, and $951,000 and $633,000 of related compensation expense for the nine month periods ended March 31, 2007 and 2006, respectively.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
March 31, 2007
NOTE E — STOCK-BASED COMPENSATION — (continued)
The Company recognized and classified stock-based compensation expense related to employee and non-employee options as follows:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Cost of goods sold	$14,000	$11,000	$52,000	$32,000
Research and development	75,000	14,000	223,000	43,000
Marketing and sales	55,000	125,000	295,000	231,000
General and administrative	151,000	112,000	381,000	327,000

Total stock-based compensation expense	$295,000	$262,000	$951,000	$633,000

The Company classifies stock option expense based on option holders’ salary expense classification.
During the nine month period ended March 31, 2007, the Company granted 3,500 restricted common stock awards to a new officer at a price of $15.91 and 742 restricted common stock awards to one of the Company’s non-employee directors at a price of $16.16. Stock compensation expense recognized related to restricted stock awards totaled $71,000 and $73,000 during the three month periods ended March 31, 2007 and 2006, respectively, and stock compensation expense recognized related to restricted stock awards totaled $215,000 and $153,000 during the nine month periods ended March 31, 2007 and 2006, respectively.
NOTE F — ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company has $261,000 of accumulated currency translation adjustment which reduces shareholders’ equity at March 31, 2007. Total comprehensive income was $2,313,000 and $2,246,000 for the three month periods ended March 31, 2007 and 2006, respectively, and total comprehensive income was $5,029,000 and $4,719,000 for the nine month periods ended March 31, 2007 and 2006, respectively.
NOTE G — NET INCOME PER SHARE
The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and restricted stock, when dilutive. For the three and nine month periods ended March 31, 2007, 476,860 and 467,606 common share equivalents, respectively, were included in the computation of diluted net income per share. For the three and nine month periods ended March 31, 2006, 391,346 and 370,799 common share equivalents, respectively, were included in the computation of diluted net income per share.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
March 31, 2007
NOTE G — NET INCOME PER SHARE — (continued)
Options to purchase 76,000 and 135,500 shares of common stock with a weighted average exercise price of $19.84 and $18.50 for the three month and nine month periods ended March 31, 2007, respectively, and options to purchase 517,043 shares of common stock with a weighted average exercise price of $16.27 for the three month and nine month periods ended March 31, 2006 were outstanding but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.
NOTE H — INCOME TAXES
Provision for income taxes was $1,491,000 at an effective rate of 39.0% and $1,391,000 at an effective rate of 38.8% for the three month periods ended March 31, 2007 and 2006, respectively. Provision for income taxes was $3,060,000 at an effective rate of 38.7% and $2,794,000 at an effective rate of 37.6% for the nine month periods ended March 31, 2007 and 2006, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully utilized on its tax returns.
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
Segment assets and the basis of segmentation are consistent with that reported at June 30, 2006. Segment information for sales and income from operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net sales
Hyaluronan products	$6,145,000	$5,347,000	$15,243,000	$14,639,000
Dental products	12,720,000	11,428,000	35,184,000	30,770,000

	$18,865,000	$16,775,000	$50,427,000	$45,409,000

Income from operations
Hyaluronan products	$1,608,000	$1,493,000	$3,067,000	$3,547,000
Dental products	1,821,000	1,948,000	3,787,000	3,649,000

	$3,429,000	$3,441,000	$6,854,000	$7,196,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
March 31, 2007
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
On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial position or results of operations.
In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial position or results of operations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
March 31, 2007
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
On September 25, 2006, Vital Pharma and its insurer, Noetic Specialty Insurance Company (“Noetic”), sued the Company and its insurer, Federal Insurance Company. It is the Company’s understanding that Federal Insurance Company has paid Vital Pharma for what Federal believes is the reasonable portion of the legal fees and expenses submitted to it for reimbursement. Vital Pharma and Noetic are seeking reimbursement of all of the legal fees and expenses incurred in the INTERGEL Solution litigation and a declaration that the Company and Federal Insurance Company are obligated to fully indemnify and hold Vital Pharma harmless with respect to the INTERGEL Solution litigation. The Company believes that Vital Pharma’s and Noetic’s claims have no merit.

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
The Hyaluronan Division primarily sells into four medical segments: 1) Ophthalmic, 2) Orthopedic, 3) Veterinary, and 4) Aesthetic. In addition, the Company has an exclusive license agreement to develop and commercialize hyaluronan-based products based on a patented cross-linking technology.
The Company also supplies hyaluronan to customers pursuing other medical applications, such as wound care, medical device coatings, tissue engineering, drug delivery and pharmaceuticals. The Company leverages its hyaluronan manufacturing expertise to provide expanded hyaluronan product offerings and specialized aseptic manufacturing of hyaluronan products.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company’s Dental Division develops and markets precision surgical and prosthetic devices for the restoration of missing dentition and associated support tissues. The Company’s dental implants are permanently implanted in the jaw for tooth replacement therapy as long-term support for crowns, bridges and dentures.
The Dental Division also offers innovative bone regenerative products for the repair of bone defects resulting from periodontal disease and tooth loss. Additionally, the Dental Division provides professional support services to its dental clients through comprehensive education curricula provided in the Company’s various Lifecore Skills Series™ programs. These professional continuing education programs are designed to train surgical and restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice development.
The Dental Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through direct sales subsidiaries in Italy, Germany, France and Sweden, and through 29 international distributors covering 54 additional countries.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006:

	Hyaluronan		Dental
	Division		Division		Consolidated
	2007	2006	2007	2006	2007	2006

Net sales	$6,145,000	$5,347,000	$12,720,000	$11,428,000	$18,865,000	$16,775,000
Cost of goods sold	2,760,000	2,449,000	4,429,000	3,759,000	7,189,000	6,208,000

Gross profit	3,385,000	2,898,000	8,291,000	7,669,000	11,676,000	10,567,000

Operating expenses
Research and development	880,000	516,000	389,000	365,000	1,269,000	881,000
Marketing and sales	194,000	149,000	4,932,000	4,376,000	5,126,000	4,525,000
General and administrative	703,000	740,000	1,149,000	980,000	1,852,000	1,720,000

	1,777,000	1,405,000	6,470,000	5,721,000	8,247,000	7,126,000

Operating income	$1,608,000	$1,493,000	$1,821,000	$1,948,000	$3,429,000	$3,441,000

Net Sales. Net sales for the quarter ended March 31, 2007 increased $2,090,000 or 12% as compared to the same quarter of last fiscal year. Hyaluronan Division sales increased $798,000 or 15% and Dental Division sales increased $1,292,000 or 11%.
Hyaluronan Division sales for the quarter ended March 31, 2007 increased to $6,145,000 from $5,347,000 in the same quarter of last fiscal year due to increased sales to ophthalmic customers related to inventory build and customer sell-through and to orthopedic customers due to increased demand.
Dental Division sales for the quarter ended March 31, 2007 increased to $12,720,000 from $11,428,000 in the same quarter of last fiscal year. Domestic sales increased 12% due to sales of the PrimaTM Implant System and the addition of 11 sales representatives. International sales increased 11% due to sales of the Prima™ Implant System and sales growth by our subsidiaries. Favorable foreign currency comparisons increased international sales by $271,000 over the same quarter of last fiscal year.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 62% in the quarter ended March 31, 2007 and 63% in the same quarter of last fiscal year.
The gross profit for the Hyaluronan Division increased to 55% in the quarter ended March 31, 2007 from 54% in the same quarter of last fiscal year due to product mix.
Gross profit for the Dental Division decreased to 65% in the quarter ended March 31, 2007 from 67% in the same quarter of last fiscal year as a result of sales mix and cost increases.
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or the research and testing of enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses increased $388,000 or 44% in the quarter ended March 31, 2007 as compared to the same quarter of last fiscal year. The increase is due to increases in product development costs and stock-based compensation.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Marketing and sales. Consolidated marketing and sales expenses increased by $601,000 or 13% in the quarter ended March 31, 2007 as compared to the same quarter of last fiscal year. The increase was due mainly to the addition of 11 domestic sales representatives, expanded marketing activities and increased expenses at the Company’s French subsidiary compared to the same quarter of last fiscal year.
General and administrative. Consolidated general and administrative expenses increased by $132,000 or 8% in the quarter ended March 31, 2007 as compared to the same quarter of last fiscal year. The increase was primarily due to increased subsidiary expenses.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $252,000 for the quarter ended March 31, 2007 as compared to the same quarter of last fiscal year. The increase was due to an increase in interest income of $191,000 resulting from a higher cash balance and higher interest rates and an increase in currency transaction gains realized on Euro-denominated intercompany transactions of $72,000.
Provision for income taxes. Provision for income taxes was $1,491,000 at an effective rate of 39.0% and $1,391,000 at an effective rate of 38.8% for the three month periods ended March 31, 2007 and 2006, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully utilized on its tax returns.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006:

	Hyaluronan		Dental
	Division		Division		Consolidated
	2007	2006	2007	2006	2007	2006

Net sales	$15,243,000	$14,639,000	$35,184,000	$30,770,000	$50,427,000	$45,409,000
Cost of goods sold	7,144,000	6,858,000	12,115,000	10,541,000	19,259,000	17,399,000

Gross profit	8,099,000	7,781,000	23,069,000	20,229,000	31,168,000	28,010,000

Operating expenses
Research and development	2,284,000	1,728,000	1,098,000	1,150,000	3,382,000	2,878,000
Marketing and sales	591,000	433,000	14,688,000	12,228,000	15,279,000	12,661,000
General and administrative	2,157,000	2,073,000	3,496,000	3,202,000	5,653,000	5,275,000

	5,032,000	4,234,000	19,282,000	16,580,000	24,314,000	20,814,000

Operating income	$3,067,000	$3,547,000	$3,787,000	$3,649,000	$6,854,000	$7,196,000

Net Sales. Net sales for the nine months ended March 31, 2007 increased $5,018,000 or 11% as compared to the same period of last fiscal year. Hyaluronan Division sales increased $604,000 or 4% and Dental Division sales increased $4,414,000 or 14%.
Hyaluronan Division sales for the nine months ended March 31, 2007 increased to $15,243,000 from $14,639,000 in the same period of last fiscal year due to increased revenue from new customers resulting from product development activities and increased sales to orthopedic customers, offset partially by decreased sales to ophthalmic customers.
Dental Division sales for the nine months ended March 31, 2007 increased to $35,184,000 from $30,770,000 in the same period of last fiscal year. Domestic sales increased 15% due to sales of the PrimaTM Implant System and the addition of 11 sales representatives. International sales increased 13% due to sales of the PrimaTM Implant System and strong subsidiary sales. Favorable foreign currency comparisons increased international sales by $587,000 over the same period of last fiscal year.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 62% in the nine months ended March 31, 2007 and 62% in the same period of last fiscal year.
The gross profit for the Hyaluronan Division was 53% in the nine months ended March 31, 2007 and 53% in the same period of last fiscal year.
Gross profit for the Dental Division was 66% in the nine months ended March 31, 2007 and 66% in the same period of last fiscal year.
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses increased $504,000 or 18% for the nine months ended March 31, 2007 as compared to the same period last fiscal year. The increase is due to increases in product development costs and stock-based compensation.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Marketing and sales. Consolidated marketing and sales expenses increased by $2,618,000 or 21% for the nine months ended March 31, 2007 as compared to the same period of last fiscal year. The increase was due mainly to the addition of 11 domestic sales representatives, expanded marketing activities and increased expenses at the Company’s French subsidiary compared to the same period of last fiscal year.
General and administrative. Consolidated general and administrative expenses increased by $378,000 or 7% for the nine months ended March 31, 2007 as compared to the same period of last fiscal year. The increase was due to increased subsidiary expenses, increased information systems expenses and an increase in stock-based compensation.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $817,000 for the nine months ended March 31, 2007 as compared to the same period of last fiscal year. The increase was primarily due to an increase in interest income of $583,000 resulting from a higher cash balance and higher interest rates and an increase in currency transaction gains realized on Euro-denominated intercompany transactions of $229,000.
Provision for income taxes. Provision for income taxes was $3,060,000 at an effective rate of 38.7% and $2,794,000 at an effective rate of 37.6% for the nine month periods ended March 31, 2007 and 2006, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully utilized on its tax returns.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
As of March 31, 2007, the Company had $33.3 million of cash and cash equivalents and working capital of $60.1 million. Cash and cash equivalents increased during the nine month period ended March 31, 2007 by $6.6 million.
Cash Provided by Operating Activities. Operating cash flow for the nine month period ended March 31, 2007 was primarily the result of operational profitability. Net cash provided by operations was approximately $6.6 million, attributable to net income of $4.8 million and adjustments for non-cash charges related to the changes in deferred tax assets of $2.1 million, depreciation and amortization of $1.6 million and stock-based compensation of $1.2 million. Accounts receivable increased $3.2 million.
Net cash provided by operations in the same period of last fiscal year was approximately $4.5 million, attributable to net income of $4.6 million and adjustments for non-cash charges related to the changes in deferred tax assets of $2.5 million, depreciation and amortization of $1.5 million and stock-based compensation of $0.8 million. Inventories increased $2.1 million and accounts receivable increased by $2.0 million.
Cash Used in Investing Activities. Net cash used in investing activities was $1.4 million and $1.7 million in the nine month periods ended March 31, 2007 and 2006, respectively. Cash used in investing activities reflected purchases of property and equipment of $1.4 million and $1.3 million in the nine month periods ended March 31, 2007 and 2006, respectively. Net cash of $0.3 million was used for the acquisition of the stock of the Company’s French distributor in the same period of last fiscal year.
Cash Provided by Financing Activities. Net cash provided by financing activities was $1.4 million and $0.8 million in the nine month periods ended March 31, 2007 and 2006, respectively. Cash provided was attributable to proceeds from the exercise of stock options of $1.5 million and $1.0 million in the nine month periods ended March 31, 2007 and 2006, respectively.
On December 19, 2006, the Company renewed its $5,000,000 credit facility with a bank to extend the maturity date to December 31, 2008. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the renewed credit facility, interest will accrue at the prime rate minus 1% or LIBOR plus 1.75%, at the Company’s option. At March 31, 2007 and June 30, 2006, there were no balances outstanding under the line of credit.
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.85% as of March 31, 2007). In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). As of March 31, 2007 and June 30, 2006, the Company was in compliance with all covenants.

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
Cautionary Statement
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, in future filings by the Company with the SEC and in the Company’s press releases and oral statements made with the approval of authorized executive officers, that are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may, among other things, relate to market acceptance and demand for the Company’s products, future product development plans and timing, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues, expense levels, tax rates and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected or in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (1) obtaining the necessary regulatory approvals for new hyaluronan and dental products; (2) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (3) intense competition in the markets for the Company’s principal products; and (4) the uncertainty associated with the future market status of the Company’s adhesion prevention product. Investors are referred to a more detailed discussion of the risks presented in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and in Part II, Item 1A of this report on Form 10-Q.

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
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.85% and 3.36% as of March 31, 2007 and 2006, respectively). A ten percent change in this variable rate would result in approximately $19,000 of additional interest expense annually.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
(b) Changes in internal control over financial reporting.
During the fiscal period covered by this report, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company was named as a defendant in 80 product liability lawsuits. The lawsuits alleged that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was manufactured by the Company and marketed by ETHICON, Inc. (“ETHICON”). The other defendants in these lawsuits were ETHICON, which was the Company’s exclusive worldwide marketing partner for INTERGEL Solution through its division, GYNECARE Worldwide, and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also named Vital Pharma, Inc. (“Vital Pharma”) as a defendant; Vital Pharma acted as the contract packager for the INTERGEL Solution. The plaintiffs in these actions were individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement do not call for any cash payment by the Company. Since the execution of the settlement documents, Lifecore has been sued in one additional lawsuit, filed in Nebraska. As of this date, there are two cases remaining: Brandy R. Kreifel and Tammy Lynder v. Gynecare, Inc., Ethicon, Inc., Lifecore Biomedical, Inc. and Johnson & Johnson Company in the District Court of Lancaster County, Nebraska, and Stephanie and Michael Stibor and Wisconsin Physicians Service Insurance Corporation v. Ethicon, Inc., Lifecore Biomedical, Inc. and Krista Jacobson in U.S. District Court, District of Wisconsin. Although the vast majority of the INTERGEL Solution claims have been resolved, there can be no assurance that other related claims will not arise.
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
On September 25, 2006, Vital Pharma and its insurer, Noetic Specialty Insurance Company (“Noetic”), sued the Company and its insurer, Federal Insurance Company, in Palm Beach County, Florida. Federal Insurance Company has removed the case to federal court and the Company has filed an answer denying the claims. Vital Pharma and Noetic contend that the Company has breached the terms of the Supply Agreement between the Company and Vital Pharma by failing to fully defend and indemnify Vital Pharma in the INTERGEL Solution lawsuits. Vital Pharma and Noetic are seeking reimbursement of legal fees and expenses incurred in the INTERGEL Solution litigation, and a declaration that the Company and Federal Insurance Company are obligated to fully indemnify and hold Vital Pharma harmless with respect to the INTERGEL Solution litigation.
The Company believes that Vital Pharma’s and Noetic’s claims have no merit. The Company complied with its obligations under the Supply Agreement. The Company agreed to pay for the costs of Vital Pharma’s defense, subject to a reservation of rights. It is the Company’s understanding that Federal Insurance Company has paid Vital Pharma for what Federal believes is the reasonable portion of the legal fees and expenses submitted to it for reimbursement. Although Vital Pharma did complain, during the course of the INTERGEL Solution litigation, that Federal Insurance Company did not pay all of the costs and expenses incurred, Vital Pharma did not provide any basis to challenge the amounts not paid by Federal Insurance Company pursuant to Federal Insurance Company’s bill auditing process. The Company has tendered the defense of this matter to Federal Insurance Company. Federal Insurance Company has agreed, subject to a reservation of rights to defend the Company. Federal Insurance Company has also agreed to pay any verdict or settlement except to the extent that Vital Pharma is allowed to recover under the Supply Agreement amounts that are deemed “unreasonable” under Federal’s policy.
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
Lifecore was named as a defendant in 80 product liability lawsuits, all of which alleged that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. Since the execution of the settlement documents, Lifecore has been sued in one additional lawsuit, filed in Nebraska. In addition, on September 25, 2006, Vital Pharma, Inc. and its insurer, Noetic Specialty Insurance Company, sued the Company and its insurer, Federal Insurance Company, for failing to fully defend and indemnify Vital Pharma in the INTERGEL Solution lawsuits. It is the Company’s understanding that Federal Insurance Company has paid Vital Pharma for what Federal believes is the reasonable portion of the legal fees and expenses submitted to it for reimbursement. Vital Pharma and Noetic are seeking reimbursement of all of the legal fees and expenses incurred in the INTERGEL Solution litigation. Although the vast majority of the INTERGEL Solution claims have been resolved, there can be no assurance that other related claims will not arise.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on April 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

By:

Dated: May 10, 2007	/s/ Dennis J. Allingham
Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director (duly authorized officer)

Dated: May 10, 2007	/s/ David M. Noel
David M. Noel
Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index
3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on April 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002