Form 10-K
period 2007-06-30
LIFECORE BIOMEDICAL INC
filed 2007-09-13
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2007
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as quoted on the NASDAQ Global Market on December 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $133,547,841. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded given that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of September 7, 2007 was 13,463,995 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain responses to Part III are incorporated by reference to information contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting to be filed with the Commission within 120 days after the end of the registrant’s 2007 fiscal year.

PART I
Item 1. Business
General
     Lifecore Biomedical, Inc. (“Lifecore” or the “Company”) designs and markets dental implants and manufactures hyaluronan and medical devices based on hyaluronan for use in various surgical markets. The Company was incorporated in the State of Minnesota in 1965. The Company operates two divisions, the Hyaluronan Division and the Dental Division. Further information about Lifecore can be obtained from Lifecore’s internet website at www.lifecore.com. The contents of the website are not intended to be a part of this Form 10-K and are not incorporated by reference. Also, Lifecore makes available free of charge through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.
     The Company’s Hyaluronan Division is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellar matrix of connective tissues in both animals and humans. In addition, the Company has licensed a sodium hyaluronate cross-linking technology from The Cleveland Clinic Foundation (“CCF”) designed to provide a development vehicle for a product platform to introduce new products for the existing medical segments, as well as potentially new market segments. Furthermore, we are pursuing other development activities to utilize the Company’s fermentation and aseptic filling capabilities for non-hyaluronan based products.
     The Hyaluronan Division primarily sells into three medical segments: 1) Ophthalmic, 2) Orthopedic and 3) Veterinary. Lifecore also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. The Company leverages its hyaluronan manufacturing expertise to provide expanded hyaluronan product offerings and specialized aseptic manufacturing of hyaluronan products.
     The Company’s Dental Division develops and markets precision surgical and prosthetic devices for the restoration of missing dentition. The Company’s dental implants are permanently implanted in the jaw for tooth replacement therapy as long-term support for crowns, bridges and dentures.
     The Dental Division also offers innovative bone regenerative products for the repair of bone defects resulting from periodontal disease and tooth loss. Additionally, the Dental Division provides professional support services to its dental surgery clients through comprehensive education curricula, as provided in the Company’s various Skills Series and Know HOW courses. These professional continuing education programs are designed to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Case Acceptance (“ICA”) program offers clients the marketing and consultative tools and training to foster higher patient acceptance of dental implants.
     The Dental Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Dental Division’s products are marketed through direct subsidiaries in Italy, Germany, France and Sweden, and through 28 national distributors covering 49 additional countries.
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
     Hyaluronan was first demonstrated to have commercial medical utility as a viscoelastic solution in cataract surgery. In this application, it is used for maintaining the shape of the anterior chamber and protecting corneal tissue during the removal and implantation of intraocular lenses. The first ophthalmic hyaluronan product, produced by extraction from rooster comb tissue, became commercially available in the United States in 1981. Hyaluronan-based products, produced either by rooster comb extraction or by fermentation processes such as the Company’s, have since gained widespread acceptance in ophthalmology and are currently used in the majority of cataract extraction procedures in the world. The Company’s hyaluronan is also used as an aseptic solution which is used as a carrier vehicle for allogeneic freeze-dried demineralized bone provided to orthopedic surgeons, as a component of devices to treat the symptoms of osteoarthritis, and as a component to provide increased lubricity to medical devices. The Company’s hyaluronan has been utilized in veterinary applications as a veterinary drug and device to treat traumatic arthritis and as an embryo cryopreservation media.
Strategy
     The Company intends to use its proprietary fermentation process and aseptic formulation and filling expertise to be a leader in the development of hyaluronan-based products for multiple applications and to take advantage of non-hyaluronan device and drug opportunities which leverage our expertise. Elements of the Company’s strategy include the following:
•	Establish strategic relationships with market leaders. The Company will continue to develop applications for products with partners who have strong marketing, sales and distribution capabilities to end-user markets. The Company currently has established relationships with the market leading companies Alcon and Advanced Medical Optics in ophthalmology, Novartis AG in generic devices and drugs, and MTF, the world’s largest bone tissue procurement and distribution service.

•	Expand medical applications for hyaluronan. Due to the growing knowledge of the unique characteristics of hyaluronan and the role it plays in normal physiology, the Company continues to identify and pursue further uses for hyaluronan in other medical applications, such as wound care, aesthetic surgery, adhesion prevention, drug delivery, device coatings and pharmaceuticals. Further applications may involve expanding process development activity and/or additional licensing of technology.

•	License Hyaluronan Technology from Third Parties. As part of this strategy, Lifecore entered into a world-wide exclusive license and development agreement with CCF to develop and commercialize hyaluronan-based products and related applications. The license is for patented hyaluronan-based cross-linking technology that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields. Given the broad number of applications, Lifecore anticipates that it will sublicense the technology for certain applications while retaining manufacturing rights.

•	Utilize manufacturing infrastructure to pursue contract aseptic filling and fermentation opportunities. The Company will continue to evaluate providing contract services for opportunities that are suited for the capital and facility investment related to aseptic filling equipment, fermentation and purification.

•	Maintain flexibility in product development and supply relationships. The Company’s vertically integrated development and manufacturing capabilities allow it to establish a variety of relationships with global corporate partners. Lifecore’s role in these relationships extends from supplying hyaluronan raw materials to manufacturers of aseptically-packaged, finished sterile products to developing and manufacturing our own proprietary products.
Hyaluronan Division Products
     The following chart summarizes the principal products of the Hyaluronan Division, along with their applications, and the companies with which Lifecore has related strategic relationships:

PRODUCT	DESCRIPTION	MARKET	STATUS+

OPHTHALMIC
Viscoat® Intraocular Viscoelastic	Lifecore supplies hyaluronan powder for inclusion in Alcon’s Viscoat® Opthalmic Viscoelastic.	Cataract surgery	Commercial sales since 1986

LUROCOAT® Ophthalmic Viscoelastic	Lifecore supplies its private label product for marketing on a non-exclusive basis.	Cataract surgery	Commercial sales since June 1997

ORTHOPEDIC
Hyaluronan Solution for DBX® Demineralized Bone Matrix	Lifecore supplies a sterile hyaluronan solution to MTF for use as a carrier vehicle for its allogeneic demineralized, freeze-dried bone.	Grafting material for restoration of bone defects	Commercial sales since 2000

Hyaluron HEXAL® Orthopedic Viscosupplement	Lifecore supplies a finished orthopedic viscosupplement for Novartis AG’s distribution network.	Injections for the local treatment of pain associated with osteoarthritis	Commercial sales began in fiscal 2005

VETERINARY
HY-50®	Lifecore supplies a finished veterinary viscosupplement to Bexco Pharma, Inc. for use as a veterinary orthopedic injectable drug or device.	Veterinary drug/device	Commercial sales since 1993

+	For many of the products listed above, government regulatory approvals are required before commercial sales can commence in the United States or elsewhere. See “Government Regulation.” No assurance can be given that such products will be successfully approved in new markets.
Ophthalmic Applications
     Cataract Surgery. Currently, a primary commercial application for the Company’s hyaluronan is in cataract surgery. Hyaluronan, in the form of a viscoelastic solution, is used to maintain a deep chamber during anterior segment surgeries (including cataract extraction and intraocular lens implantation) and to protect the corneal endothelium and other ocular tissue. These solutions have been shown to reduce surgical trauma and thereby contribute to more rapid recovery with fewer complications than were experienced prior to the use of viscoelastics. The Company currently sells hyaluronan for this application to Alcon, the leading producer of ophthalmic surgical products in the world, for inclusion in Viscoat® Ophthalmic Viscoelastic. The Company also has distribution agreements with multiple companies to supply its hyaluronan based LUROCOAT® Opthalmic Viscoelastic (discussed below) under private label outside the United States and Canada.
     The Company’s relationship with Alcon and its predecessors commenced in 1983. Since that time, sales of hyaluronan to Alcon have continued to be made pursuant to supply agreements. The current Alcon supply agreement, as renewed in December 2004, is a non-exclusive agreement for a term of four years through December 31, 2008.
     Hyaluronan-based products are used in the majority of cataract surgeries in the world. The Company estimates that the worldwide market for hyaluronan for cataract surgery, on a hospital cost basis, is approximately $550 million per year.
     The Company has developed its own viscoelastic solution, LUROCOAT® Ophthalmic Viscoelastic. The Company received CE marking for LUROCOAT Ophthalmic Viscoelastic during 1997, allowing LUROCOAT Ophthalmic Viscoelastic to be marketed and sold outside the United States. The Company supplies LUROCOAT Ophthalmic Viscoelastic under private label agreements. Export shipments of LUROCOAT Ophthalmic Viscoelastic began in 1997.
     The Company signed an agreement with Advanced Medical Optics (“AMO”) to supply Lifecore’s hyaluronan based viscoelastic under private label with sales commencing in fiscal year 2005. After an initial term of three years through May 2007, the AMO agreement has been renewed through May 2009.
     Lifecore estimates that its hyaluronan has been used in over 30 million ophthalmic patients globally since 1983.
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
     The Company also supplies a finished orthopedic viscosupplement for Novartis AG’s distribution network.
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
     In addition, the Company has licensed a sodium hyaluronate cross-linking technology from CCF. The development activity with this technology is intended to demonstrate the efficacy in multiple medical applications.
     There can be no assurance that products currently under development by the Company or in partnership with others will be successfully developed or, if so developed, will be successfully and profitably marketed.

Dental Division
Background
     Dental implant systems are increasingly accepted as a replacement for missing or extracted teeth and serve as supports for dentures, crowns and bridges. In comparison to conventional restorative procedures, dental implants are surgically placed in the jawbone, simulating the anchoring of a tooth by its root. The implant maintains underlying bone structure and provides superior fixation of restorations, minimizing loosening of implants against surrounding teeth and gingiva. To further enhance osseointegration, various implant styles may be roughened to create added surface area for bone-to-implant contact. The annual worldwide dental implant market was estimated to be approximately $1.8 billion in 2006.
     Bone graft substitutes and bone regeneration membranes are used for the restoration of deteriorated bone caused by periodontal disease and tooth loss. Historically, autologous bone (self-donated from another part of the patient’s own body) has been used to treat and regenerate deteriorated bone. Cadaver, synthetic and animal-derived bone graft substitutes emerged to address the issues of limited quantity and second surgical site morbidity associated with use of autologous bone. The current annual U.S. market for dental bone augmentation is approximately $111 million. The Company’s TefGen® Regenerative Membrane, CAPSET® Calcium Sulfate Bone Graft Barrier, CALFORMA® Calcium Sulfate Barrier and CALMATRIX® Calcium Sulfate Binder products, along with additional new product development, target this market opportunity.
Strategy
     The Company is committed to providing the dental community with comprehensive treatment solutions and practice-building support through:
•	Development or acquisition of a broad line of dental implants, technology and related dental surgery support products that facilitate the transition from competitive systems to the Lifecore system.

•	Development and delivery of unique customer support programs and materials concentrating on the principles of tooth replacement therapy, practice management techniques, and marketing and consulting skills training to foster higher patient acceptance of dental implants.

•	Increased penetration of markets by expanded direct selling efforts.

•	Expansion of international markets and additional distribution agreements.
Dental Division Products
     The following chart summarizes the principal products of the Company’s Dental Division:

PRODUCT	BENEFIT / APPLICATION	STATUS

IMPLANTS
PRIMA™ Implant System with TiLobe™ Technology	A unique, proprietary implant system. PRIMACONNEX™ incorporates TiLobe™ Technology, a six-lobed internal connection. PRIMASOLO™ is a one-piece implant that incorporates the surgical and restorative components in one unit. Both implants are available in either straight or tapered configurations and are placed using one surgical kit.	Commercial sales

RENOVA® Internal Hex Dental Implant System	Major clinical segment utilizing internal hex connection providing increased stability; available in both straight and tapered implant systems offering flexibility of clinical treatment.	Commercial sales

PRODUCT	BENEFIT / APPLICATION	STATUS
RESTORE® External Hex Dental Implant Systems	Time proven external hex implants with industry leading prosthetic fit and familiar surgical/restorative procedures.	Commercial sales

STAGE-1® Single Stage Implant System	Provides the timesaving benefits of a one-stage surgical procedure with the restorative simplicity and reliability of a Morse taper prosthetic connection.	Commercial sales

Quick-Cap® Impression System	Increases the ease and efficiency of the implant restoration process.	Commercial sales

BONE REGENERATION
CALMATRIX® Calcium Sulfate Bone Graft Binder	Combined with bone graft material, CALMATRIX® forms a putty-like composite that fills osseous or periodontal defects to regenerate bone.	Commercial sales

CALFORMA® Calcium Sulfate Bone Graft Barrier	CALFORMA® is a shapeable putty-like containment barrier that covers intra-oral defects and provides protection and undisturbed space for regeneration.	Commercial sales

CAPSET® Calcium Sulfate Bone Graft Barrier, including SlowSet™ Version	For use with natural and synthetic bone graft materials as a resorbable barrier cap and/or binding agent.	Commercial sales

TefGen® Regenerative Membrane	Non-resorbable membrane for assisting the regeneration of bone defects.	Commercial sales
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
     The RESTORE® System is based on a classic threaded titanium implant design that pioneered the commercialization of these devices in general dental surgery. In July 1993, the Company acquired this implant design in connection with its acquisition of Implant Support Systems, Inc. (“ISS”), a manufacturer of dental implant products. The Company has since enhanced and expanded the original ISS line into a broad range of implant options. The Company now markets its line of external hex implants, prosthetics and associated instrumentation under the RESTORE System name.
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
     Lifecore has enhanced and expanded its product lines, creating numerous new products with a combination of innovative features from its existing systems. This gives the Company a broad product line which offers practitioners maximum flexibility in choice of treatment modalities and several innovations that enhance ease-of-use by the clinician. Additionally, the Dental Division assists its dental surgery clients by developing comprehensive continuing education curricula, as provided in the Company’s various Skills Series programs, to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s ICA program offers client personnel the marketing and selling skills training to foster higher patient acceptance of dental implants. The Support Plus Overdentures program teaches a step-by-step approach to obtain predictable and profitable results for attachment retained overdenture implant restorations.
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
     TefGen® Regenerative Membrane technology was acquired by the Company from Bridger Biomed, Inc. in May 1997. This non-resorbable membrane is based on nanoporous PTFE Biomaterials (“nPTFE”) and is competitive with the market’s leading product produced by W.L. Gore. A TefGen Regenerative Membrane allows the dental surgeon to cover treated defects in bone to prevent the invasion of unwanted soft tissue while the slower growing bone tissue underneath the membrane regenerates.
Product Development
     The Dental Division is also involved in product development activities to improve existing components and packaging and to add new components to the dental implant systems. These development activities enhance the suitability and ease-of-use of the products for specific surgical applications and reflect changing trends in dental implant technology. There can be no assurance, however, that products which are currently under development by the Company will be successfully developed, or if so developed, will be successfully and profitably marketed.
Sales and Marketing
Hyaluronan Division Products
     The Company generally markets and distributes its hyaluronan products to end-users through corporate partners. The Company sells hyaluronan to these partners in a variety of forms, including powders, gels and solutions packaged in bulk or single-application units. Sales to Alcon were 13%, 13% and 16% of total consolidated sales in 2007, 2006 and 2005, respectively.
     The Company also sells various forms of medical grade hyaluronan directly to academic and corporate research customers for development and evaluation of new applications.
Dental Division Products
     The Company is focused on expanding its dental product line and developing increased sales and marketing support. The dental implant market is highly specialized. Products are marketed to oral surgeons, periodontists, implantologists, prosthodontists, general dental practitioners and dental laboratories. Accordingly, management believes it must maintain a highly experienced direct sales force in the United States for proper distribution of these products. The Company believes that its sales force offers better customer service, technical support and regulatory control than could be achieved through an independent distributor network in the United States. The Company employs a dedicated sales force in the United States as well as U.S.-based international sales personnel. The Dental Division products are marketed internationally in 49 countries through 28 distributors and in Italy through the Company’s subsidiary, Lifecore Biomedical SpA, in Germany through the Company’s subsidiary, Lifecore Biomedical GmbH, in France through the Company’s subsidiary, Lifecore Biomedical SAS, and in Scandinavia through the Company’s subsidiary, Lifecore Biomedical AB.
     The Company’s marketing activities are designed to support its direct domestic sales force and its international business base, and include advertising and product publicity in trade journals, direct mail, catalogs, newsletters, continuing education programs, telemarketing, and attendance at trade shows and professional association meetings. Industry estimates indicate a need for replacement of approximately 100 million teeth in the adult population of the United States. That represents a potential implants and accessories market of approximately $20 billion compared to the actual current U.S. market size of approximately $625 million.
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
     The Company’s 110,000 square foot facility is primarily used for the proprietary hyaluronan manufacturing process, formulation and aseptic syringe and bulk filling. The Company believes that the current inventory on-hand, together with its manufacturing capacity, will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.
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

Hyaluronan Products
     A number of companies produce hyaluronan products and thus directly or indirectly compete with Lifecore or its corporate partners. Several companies produce hyaluronan through a fermentation or extraction process, including Seikagaku, Genzyme Corporation, Savient, Fidia SpA, Kyowa Hakko, Kibun, Advanced Medical Optics, Bayer and others. The Company believes that its fermentation process offers production and regulatory advantages over the traditional rooster comb extraction method. The Company’s competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronan. These patents may cover the same applications as the Company’s patents. See “Patents and Proprietary Rights.”
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
Dental Products
     The dental implant market is also highly competitive. Major market competitors include Nobel Biocare Holding AB Group, Straumann Holding AG, Biomet, Inc., Zimmer Dental, AstraZeneca PLC and Dentsply International, Inc. A number of these competitors are established companies with dominant market shares. The Company believes that competition in the dental implant market is based primarily on product performance and quality, strong sales support and education.
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
     The market for the Company’s tissue regeneration products is also competitive. The major competitors include Biomet, Inc., Dentsply International, Inc., Geistlich, W. L. Gore (GORE-TEX), Straumann Holding AG and Zimmer Dental. While the Company believes its product line and experienced sales representation are an advantage in this area, no assurance can be given that it can gain significant market share from its more established competitors.
Patents and Proprietary Rights
     The Company pursues a policy of obtaining patent protection for patentable subject matter in its proprietary technology. In May 1985, the Company received a U.S. patent covering certain aspects of its hyaluronan fermentation process. The Company exclusively licensed patents and patent applications from CCF covering certain hyaluronan cross-linking technologies. The Company licenses two patents covering the dental surgical use of calcium sulfate from Wright Medical Group, Inc. The Company also licenses patented technology used in the production of calcium sulfate from Wright Medical Group, Inc. and the University of North Carolina. In conjunction with the purchase of the TefGen® Regenerative Membrane product line, the Company obtained the rights to the patent for composition, manufacture and use of the nPTFE material. The Company has received a patent on its dental implant packaging and a patent on a self-tapping dental implant design.
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
     The Company is aware that one or more of its competitors have obtained, or are attempting to obtain, patents covering fermentation and other processes for producing hyaluronan. Other patents have been, or may be, issued in the future in product areas of interest to the Company. Although the Company is not aware of any claims that its current or anticipated products infringe on patents held by others, no assurance can be given that there will not be an infringement claim against the Company in the future. The costs of any Company involvement in legal proceedings could be substantial, both in terms of legal costs and the time spent by management of the Company in connection with such proceedings. It is also possible that the Company may be required to obtain additional licenses to manufacture and market some of its products which may require the payment of initial fees, minimum annual royalty fees and ongoing royalties on net sales. There can be no assurance that the Company would be able to license technology developed by others, on favorable terms or at all, that may be necessary for the manufacture and marketing of its products.
Government Regulation
     Government regulation in the United States and other countries is a significant factor in the marketing of the Company’s products and in the Company’s ongoing research and development activities. The Company’s products are subject to extensive and rigorous regulation by the FDA, which regulates the products as medical devices and which, in some cases, requires Pre-Market Approval (“PMA”), and by foreign countries, which regulate the products as medical devices or drugs. Under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), the FDA regulates the clinical testing, manufacturing, labeling, distribution, sale and promotion of medical devices in the United States.
     Following the enactment of the Medical Device Amendments of 1976 to the FDC Act, the FDA classified medical devices in commercial distribution at the time of enactment (“pre-Amendment devices”) into one of three classes — Class I, II or III. This classification is based on the controls necessary to reasonably assure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be assured through general controls, such as establishment registration and labeling, and adherence to FDA-mandated current QSR requirements for devices. Most Class I devices are exempt from FDA premarket review, but some require premarket notification (“510(k) Notification”). Class II devices are those whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are devices that require a PMA from the FDA to assure their safety and effectiveness. A PMA ordinarily must contain data from a multi-center clinical study demonstrating the device’s safety and effectiveness for the intended use and patient population. Class III devices are generally life-sustaining, life-supporting or implantable devices, and also include most devices that were not on the market before May 28, 1976 (“new devices”) and for which the FDA has not made a finding of substantial equivalence based upon a 510(k) Notification. A pre-Amendment Class III device does not require a PMA unless and until the FDA issues a regulation requiring submission of a PMA application for the device.
     The FDA requires clinical data for a PMA application and has the authority to require such data for a 510(k) Notification. If clinical data are necessary, the company that sponsors the study must follow the FDA’s Investigational Device Exemption (“IDE”) regulations governing the conduct of human studies. The FDA’s regulations require institutional review board approval of the study and the informed consent of the study subjects. In addition, for a “significant risk” device, the FDA must approve an IDE application before the study can begin. Nonsignificant risk devices do not require FDA approval of an IDE application, and are conducted under the “abbreviated IDE” requirements. Once in effect, an IDE or abbreviated IDE permits evaluation of devices under controlled clinical conditions. After a clinical evaluation process, the resulting data may be included in a PMA application or a 510(k) Notification. The PMA may be approved or the 510(k) Notification may be cleared by the FDA only after a review process that may include FDA requests for additional data, sometimes requiring further studies.
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
     Following submission of the 510(k) Notification, the manufacturer or distributor may not place the new device into commercial distribution until the FDA issues a “substantial equivalence” determination finding the new device to be substantially equivalent to a predicate device. The FDA has a 90 day period in which to respond to a 510(k) Notification (Traditional or Abbreviated 510(k); 30 days for a Special 510(k)). Depending on the specific submission and subsequent agency information requests, the 510(k) Notification process can take significantly longer to complete. The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to a predicate device and allow the new device to be marketed in the United States. The FDA may, however, determine that the new device is not substantially equivalent and require the manufacturer or distributor to submit a PMA or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. Although the PMA process is significantly more complex, time-consuming and expensive than the 510(k) Notification process, the latter process can also be expensive and substantially delay the market introduction of a product. Modifications to a device that is marketed under a 510(k) Notification might require submission of a new 510(k) prior to their implementation, although some modifications can be made through a “note to file” procedure described in FDA guidance.
     For devices that cannot be found “substantially equivalent” to a predicate device, the manufacturer must submit a PMA application, petition for reclassification, or submit a PMA application via the de novo process. A PMA must contain information on the materials and manufacturing process for the device, results of preclinical testing, clinical data, and labeling for the device. The FDA has 180 days to review a PMA application, but may request additional information, which could include additional studies. The FDA might refer a PMA to an advisory committee of outside experts to review and make recommendation on whether a device should be approved. After considering the data in the PMA application and the recommendations of an advisory committee, the FDA can approve the device, approve the device with conditions or refuse approval. Devices approved by the FDA are subject to periodic reporting requirements, and may be subject to restrictions on sale, distribution or use.
     Hyaluronan products are generally Class III devices. In cases where the Company is supplying hyaluronan to a corporate partner as a raw material or producing a finished product under a license for the partner, the corporate partner will be responsible for obtaining the appropriate FDA clearance or approval. Export of the Company’s hyaluronan products generally requires approval of the importing country and compliance with the export provisions of the FDC Act. The Company’s Dental products are Class I and Class II devices.
     Other regulatory requirements are placed on the manufacture, processing, packaging, labeling, distribution, recordkeeping and reporting of a medical device and on the quality control procedures, such as the FDA’s device QSR regulations. Manufacturing facilities are subject to periodic inspections by the FDA to assure compliance with device QSR requirements. The Company’s facility is subject to inspections as both a device and a drug manufacturing operation. For PMA devices, the Company is required to submit an annual report and to obtain approval of a PMA supplement for modifications to the device or its labeling. Other applicable FDA requirements include the medical device reporting (“MDR”) regulation, which requires that the Company provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA also requires reporting regarding notices of correction and the removal of a medical device.
     If the Company is not in compliance with FDA requirements, the FDA or the federal government can order a recall, detain the Company’s devices, refuse to grant 510(k) Notification clearances or PMA approvals, withdraw or limit product approvals, institute proceedings to seize the Company’s devices, seek injunctions to control or prohibit marketing and sales of the Company’s devices, assess civil money penalties and impose criminal sanctions against the Company, its officers or its employees.
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

Seasonality
     The Company’s business is seasonal in nature. Historically, sales in the Dental Division are lower in the first quarter than the rest of the year as a result of European holidays during the summer months.
Employees
     As of August 22, 2007 the Company employed 241 persons on a full-time basis, 14 part-time employees and 4 temporary employees. None of the Company’s employees is represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with employees are good.
Executive Officers of the Registrant
     The following sets forth the names of the executive officers of Lifecore, in addition to information about their positions with Lifecore, their periods of service in such capacities, and their business experience for at least the past five years. There are no family relationships among them. All executive officers listed were appointed by the Board of Directors for a term of office from the time of appointment until the next annual meeting of directors (held in conjunction with the annual meeting of shareholders) and until their respective successors are elected and have qualified.
     Dennis J. Allingham. Mr. Allingham, 56 years old, was appointed President and Chief Executive Officer and to the Board of Directors in February 2004. Mr. Allingham previously served as Executive Vice President of the Company from November 1997 to February 2004. He served as Chief Financial Officer of the Company from January 1996 to March 2004. Mr. Allingham also served as General Manager of the Hyaluronan Division from November 1996 to February 2004 and General Manager of the Dental Division from November 1997 to February 2004.
     James G. Hall. Mr. Hall, 44 years old, was appointed Vice President of Technical Operations in July 2006. Mr. Hall served as the Company’s Director of Manufacturing Operations and Engineering from 2001 to July 2006; prior to that he was the Manager of Engineering and Operations at Lifecore. Mr. Hall has over 17 years of drug and device manufacturing experience and was with Protein Design Labs, a biomaterials company, prior to joining Lifecore.
     Larry D. Hiebert. Mr. Hiebert, 52 years old, was appointed Vice President and General Manager of the Hyaluronan Division in July 2006. Mr. Hiebert served as Vice President of Operations from March 2004 to July 2006, Director of Operations from 1997 to March 2004 and held various manufacturing and materials management positions within the Company from 1983 to March 2004.
     David M. Noel. Mr. Noel, 50 years old, was appointed Vice President of Finance and Chief Financial Officer in March 2004. Mr. Noel, a Certified Public Accountant, joined the Company as Controller in February 2002 and served in such position until March 2004. From 1996 to 2001, Mr. Noel was Controller of Nilfisk-Advance, Inc., a manufacturer of floor maintenance equipment.
     Kipling Thacker, Ph.D. Dr. Thacker, 52 years old, was appointed Vice President of New Business Development in November 2004. Dr. Thacker served as Director of New Business Development from 2000 to November 2004 and is the co-inventor of the hyaluronan fermentation and manufacturing process. He held various research and business development positions at the Company from 1981 to 2004.
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

The Company’s business could be adversely affected if it is not able to successfully compete against competitors in the human health care products industry.
     Competitors of the Hyaluronan and Dental Divisions in the United States and elsewhere are numerous and include major chemical, dental, medical, and pharmaceutical companies, as well as smaller specialized firms. Many of these competitors have substantially greater capital resources, marketing experience, and research and development resources than the Company. These companies may succeed in developing products that are more effective than any that have been or may be developed by Lifecore and may also prove to be more successful than Lifecore in producing and marketing these products. In addition, the Dental Division is competing against a number of large established competitors. In order to increase sales, the Dental Division may need to gain market share from its competitors. There can be no assurance that Lifecore will be able to continue to compete successfully against these competitors.
     Several companies produce hyaluronan through a fermentation or extraction process, including Seikagaku, Genzyme Corporation, Savient, Fidia SpA, Kyowa Hakko, Kibun, Advanced Medical Optics, Bayer and others. In addition, several companies manufacture hyaluronan by using rooster comb extraction methods. These companies primarily include Anika Therapeutics, Inc., Genzyme Corporation, Fidia SpA, AMO, Seikagaku and others. The Company’s competitors have filed or obtained patents covering aspects of fermentation production or uses of hyaluronan. These patents may cover the same applications as the Company’s applications. Although the Company believes that it does not infringe the patents of its competitors, there can be no assurance that the Company will not receive claims of infringement from third parties.
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
If Lifecore is unable to successfully protect its proprietary technology or if it is unable to maintain a competitive technological position in its product areas, its business could be adversely affected.
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
     Under current law, patent applications in the United States are maintained in secrecy until patents are issued, and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a device patent in the United States is attributable to the first to invent the device, not the first to file a patent application. Accordingly, the Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications. The Company has not received any notices alleging, and is not aware of any infringement by the Company of any other entity’s patents relating to the Company’s current or anticipated products. There can be no assurance, however, that its products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company’s failure to obtain these licenses or to redesign its products or processes would have a material adverse effect on the Company’s business, financial condition, and results of operations.
The Company’s business could be adversely affected if it is unable to obtain regulatory approval for new product introductions or to expand sales of existing products into new markets.
     The Company’s products under development are considered to be medical devices and, therefore, require clearance or approval by the FDA before commercial sales can be made in the United States. The products also require the approval of foreign government agencies before sales may be made in many other countries. The process of obtaining these clearances or approvals varies according to the nature and use of the product. It can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. There can be no assurance that any of the required clearances or approvals will be granted on a timely basis, if at all.
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
     International shipments accounted for 50% of net sales in fiscal 2007. We expect that international shipments will continue to represent a significant percentage of net sales in the future. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:
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
     The Company has historically developed, manufactured and marketed its Hyaluronan Division products through long-term strategic alliances with corporate partners. In the case of such relationships, the speed and other aspects of the development project are sometimes outside of the Company’s control as the other party to the relationship often has priorities that differ from those of the Company. Thus, the timing of commercialization of the Company’s products under development may be subject to unanticipated delays.
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
     The development contracts into which the Company enters with corporate partners are long-term agreements that are subject to development milestones, product specifications and other terms. Consequently, future agreement often is required regarding the course and nature of continued development activities. Contractual issues requiring resolution between the parties have arisen in the past and are expected to arise in the ordinary course of the Company’s future development activities. There can be no assurance that all such issues will be successfully resolved.
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
     The Dental Division markets its products through a direct sales force and a distribution network. Continued growth of the Company’s revenues from dental products will depend on the ability of this sales and distribution network to increase the Company’s market share by convincing practitioners to use the Company’s products over competing established products. No assurance can be given that the sales and distribution network will be successful in increasing or maintaining the Company’s market share or sales levels. Failure to maintain and increase the market share of these products would adversely affect the Company’s results of operations and financial condition.

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
     Lifecore was named as a defendant in 81 product liability lawsuits, all of which alleged that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement do not call for any cash payment by the Company. Since the execution of the settlement documents, Lifecore has been sued in two additional lawsuits, one filed in Nebraska and one in Colorado, and the one remaining lawsuit from the original 81 has been settled. Although the vast majority of the INTERGEL Solution claims have been resolved, there can be no assurance that other related claims will not arise. In addition, on September 25, 2006, Vital Pharma, Inc. (“Vital Pharma”) and its insurer, Noetic Specialty Insurance Company (“Noetic”), sued the Company and its insurer, Federal Insurance Company, for failing to fully defend and indemnify Vital Pharma in the INTERGEL Solution lawsuits. It is the Company’s understanding that Federal Insurance Company has paid Vital Pharma what Federal believes is the reasonable portion of the legal fees and expenses submitted to it for reimbursement. Vital Pharma and Noetic are seeking reimbursement of all of the legal fees and expenses incurred in the INTERGEL Solution litigation. The Company believes that Vital Pharma’s and Noetic’s claims have no merit, however there is no assurance that this will be the outcome.
     There can be no assurance that these pending claims, other new product liability claims, claims with respect to uninsured liabilities or claims in excess of insured liabilities, will not have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, there can be no assurance that insurance will continue to be available to the Company and that, if available, the insurance will be available on commercially acceptable terms.
Failure to maintain effective internal controls could have a material adverse effect on the Company’s business, operating results and stock price.
     In connection with our fiscal 2007 audit, we documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our stock could drop significantly.
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
     The Company’s success depends in large part upon the services of its executive officers. The executive officers consist of Dennis J. Allingham, President and Chief Executive Officer; David M. Noel, Vice President of Finance and Chief Financial Officer; Larry Hiebert, Vice President and General Manager of the Hyaluronan Division; James G. Hall, Vice President of Technical Operations; and Kipling Thacker, Ph.D., Vice President of New Business Development. The loss of any one of these individuals may have a material adverse effect on the Company’s business and operations. The Company does not have employment agreements with, or life insurance on, its officers.
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
Item 3. Legal Proceedings
     The Company has been named as a defendant in 81 product liability lawsuits. The lawsuits alleged that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was manufactured by the Company and marketed by ETHICON, Inc. (“ETHICON”). The other defendants in these lawsuits were ETHICON, which was the Company’s exclusive worldwide marketing partner for INTERGEL Solution through its division, GYNECARE Worldwide, and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also named Vital Pharma, Inc. (“Vital Pharma”) as a defendant; Vital Pharma acted as the contract packager for the INTERGEL Solution. The plaintiffs in these actions were individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
     On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement do not call for any cash payment by the Company. Since the execution of the settlement documents, Lifecore has been sued in two additional lawsuits, one filed in Nebraska and one in Colorado, and the one remaining lawsuit from the original 81 has been settled. As of this date, there are two cases remaining: Brandy R. Kreifel and Tammy Lynder v. Gynecare, Inc., Ethicon, Inc., Lifecore Biomedical, Inc. and Johnson & Johnson Company in the District Court of Lancaster County, Nebraska, and Margaret S. Madden v. Gynecare Worldwide, et al. in U.S. District Court, District of Colorado. Although the vast majority of the INTERGEL Solution claims have been resolved, there can be no assurance that other related claims will not arise.
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
     The Company believes that Vital Pharma’s and Noetic’s claims have no merit. The Company complied with its obligations under the Supply Agreement. The Company agreed to pay for the costs of Vital Pharma’s defense, subject to a reservation of rights. It is the Company’s understanding that Federal Insurance Company has paid Vital Pharma what Federal believes is the reasonable portion of the legal fees and expenses submitted to it for reimbursement. Although Vital Pharma did complain, during the course of the INTERGEL Solution litigation, that Federal Insurance Company did not pay all of the costs and expenses incurred, Vital Pharma did not provide any basis to challenge the amounts not paid by Federal Insurance Company pursuant to Federal Insurance Company’s bill auditing process. The Company has tendered the defense of this matter to Federal Insurance Company. Federal Insurance Company has agreed, subject to a reservation of rights, to defend the Company. Federal Insurance Company has also agreed to pay any verdict or settlement except to the extent that Vital Pharma is allowed to recover under the Supply Agreement amounts that are deemed “unreasonable” under Federal’s policy.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s Common Stock is traded on the NASDAQ Global Market under the symbol LCBM. The following table sets forth for each quarter of fiscal 2007 and 2006 the range of high and low closing sale prices of the Common Stock on the NASDAQ Global Market.

	Low	High
Fiscal year
2007
First Quarter	$13.32	$17.19
Second Quarter	14.01	17.83
Third Quarter	16.18	18.99
Fourth Quarter	15.79	19.75
2006
First Quarter	10.60	13.97
Second Quarter	11.65	16.51
Third Quarter	11.36	15.99
Fourth Quarter	11.69	16.16
     The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the near future. The Company expects to retain any future earnings to finance the growth of its business.
     On August 24, 2007, the Company had 448 shareholders of record.
STOCK PRICE PERFORMANCE GRAPH
     The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock during the five years ended June 30, 2007 with the cumulative total return on: (i) the Nasdaq Medical Equipment Index and (ii) the Nasdaq Market Index (U.S. Companies). The comparison assumes that $100 was invested on June 30, 2002 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	6/30/02	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07
Lifecore Biomedical, Inc.	$100.00	$49.91	$54.14	$96.20	$138.45	$139.95
NASDAQ Medical Equipment Index	100.00	107.78	154.69	155.51	168.32	204.52
NASDAQ Market Index	100.00	111.20	141.42	141.27	150.36	180.25

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)
     The following sets forth selected historical financial data with respect to the Company and its subsidiaries. The data given below as of and for the five years ended June 30, 2007 has been derived from the Company’s audited Consolidated Financial Statements. Such data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Net sales	$69,629	$63,097	$55,695	$47,424	$42,800
Costs of goods sold	26,008	23,892	22,387	20,871	20,738

Gross profit	43,621	39,205	33,308	26,553	22,062
Operating expenses
Research and development	4,630	3,814	4,212	4,519	4,067
Marketing and sales	20,251	17,454	14,851	13,782	12,353
General and administrative	7,589	7,061	6,175	6,372	5,543
Restructuring charges	—	—	—	1,136	—

	32,470	28,329	25,238	25,809	21,963

Operating income	11,151	10,876	8,070	744	99
Other income (expense), net	1,428	544	312	130	(367)

Income (loss) before income taxes	12,579	11,420	8,382	874	(268)
Provision (benefit) for income taxes	4,860	4,380	(9,129)	167	87

Net income (loss)	$7,719	$7,040	$17,511	$707	$(355)

Net income (loss) per common share
Basic	$0.58	$0.54	$1.35	$0.05	$(0.03)

Diluted	$0.56	$0.52	$1.31	$0.05	$(0.03)

Weighted average common and common equivalent shares outstanding
Basic	13,322	13,150	12,975	12,898	12,882

Diluted	13,784	13,562	13,345	12,958	12,882

	As of June 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital	$64,614	$50,470	$36,189	$21,692	$18,511
Total assets	102,271	89,238	79,866	60,318	58,352
Long-term obligations, less current maturities	4,496	4,804	5,089	5,809	5,969
Shareholders’ equity	89,470	77,536	67,861	48,826	48,394

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
     In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements and is effective for fiscal years ending after November 15, 2006. SAB No. 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The initial application of SAB No. 108 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the impact of this pronouncement to have a material impact on the Company’s consolidated financial position or results of operations.
     On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of this pronouncement to have a material impact on the Company’s consolidated financial position or results of operations.

     In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments.
     The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted.
     The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.
General
     The Company manufactures biomaterials and medical devices for use in various surgical markets and provides related specialized contract aseptic manufacturing services. The Company operates through two divisions, the Hyaluronan Division and the Dental Division.
     The Company’s Hyaluronan Division is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellar matrix of connective tissues in both animals and humans. In addition, the Company has licensed a sodium hyaluronate cross-linking technology from the CCF designed to provide a development vehicle for a product platform to introduce new products for the existing medical segments, as well as potentially new market segments. Furthermore, we are pursuing other development activities to utilize the Company’s fermentation and aseptic filling capabilities for non-hyaluronan based products.
     The Hyaluronan Division primarily sells into three medical segments: 1) Ophthalmic, 2) Orthopedic and 3) Veterinary. Lifecore also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. The Company leverages its hyaluronan manufacturing expertise to provide expanded hyaluronan product offerings and specialized aseptic manufacturing of hyaluronan products.
     The Company’s Dental Division develops and markets precision surgical and prosthetic devices for the restoration of damaged or deteriorating dentition and associated support tissues. The Company’s dental implants are permanently implanted in the jaw for tooth replacement therapy as long-term support for crowns, bridges and dentures.
     The Dental Division also offers innovative bone regenerative products for the repair of bone defects resulting from periodontal disease and tooth loss. Additionally, the Dental Division provides professional support services to its dental surgery clients through comprehensive education curricula, as provided in the Company’s various Skills Series and Know HOW courses. These professional continuing education programs are designed to train restorative clinicians and their auxiliary teams in the principles of tooth replacement therapy and practice management. The Company’s Increasing Case Acceptance (“ICA”) program offers clients the marketing and consultative tools and training to foster higher patient acceptance of dental implants.
     The Dental Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Division’s products are marketed through subsidiary direct sales forces in Italy, Germany, France and Sweden, and through 28 national distributors covering 49 additional countries.

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
Results of Operations
Year ended June 30, 2007 compared with year ended June 30, 2006.

	Hyaluronan		Dental
	Division		Division		Consolidated
	2007	2006	2007	2006	2007	2006

Net sales	$21,552,000	$20,151,000	$48,077,000	$42,946,000	$69,629,000	$63,097,000
Cost of goods sold	9,568,000	9,204,000	16,440,000	14,688,000	26,008,000	23,892,000

Gross profit	11,984,000	10,947,000	31,637,000	28,258,000	43,621,000	39,205,000

Operating expenses
Research and development	3,220,000	2,301,000	1,410,000	1,513,000	4,630,000	3,814,000
Marketing and sales	680,000	670,000	19,571,000	16,784,000	20,251,000	17,454,000
General and administrative	2,847,000	2,692,000	4,742,000	4,369,000	7,589,000	7,061,000

	6,747,000	5,663,000	25,723,000	22,666,000	32,470,000	28,329,000

Operating income	$5,237,000	$5,284,000	$5,914,000	$5,592,000	$11,151,000	$10,876,000

     Net Sales. Net sales increased $6,532,000 or 10% in fiscal 2007 from fiscal 2006. Hyaluronan Division sales increased $1,401,000 or 7%, and Dental Division sales increased $5,131,000 or 12%.
     Hyaluronan Division sales increased to $21,552,000 in fiscal 2007 from $20,151,000 in fiscal 2006 due to higher sales to orthopedic and ophthalmic customers and increased revenue from product development activities. Sales of ophthalmic products to Alcon were $8,916,000 in fiscal 2007 compared with $8,306,000 for fiscal 2006.
     Dental Division sales increased to $48,077,000 in fiscal 2007 from $42,946,000 in fiscal 2006. Domestic sales increased 11% due to sales of the PRIMA™ Implant System and the addition of sales representatives. International sales increased 13% due to sales of the PRIMA™ Implant System and stronger subsidiary sales. Foreign currency translation comparisons increased fiscal 2007 sales by $790,000 compared to fiscal 2006.
     Gross profit. Consolidated gross profit, as a percentage of net sales, was 63% in fiscal 2007 and 62% in fiscal 2006. The gross profit for the Hyaluronan Division increased to 56% in fiscal 2007 from 54% in fiscal 2006. The increase was due to a favorable shift in product mix from lower margin products to higher margin products and increased higher margin product development revenue. Fiscal 2008 Hyaluronan division gross margins are expected to be slightly higher than fiscal 2007 gross margins.
     Gross profit for the Dental Division was 66% in fiscal 2007 and 66% in fiscal 2006. Gross margins in the Dental Division are expected to be slightly higher in fiscal 2008, reflecting a consistent product sales mix and increased manufacturing volume.
     Research and development. Research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed. Research and development activities include pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses increased $816,000 or 21% in fiscal 2007 from fiscal 2006. The increase is due to increases in product development costs and stock-based compensation.

     Marketing and sales. Marketing and sales expenses increased by $2,797,000 or 16% in fiscal 2007 from fiscal 2006. The increase was due mainly to the addition of domestic sales representatives, expanded marketing activities and increased expenses at the Company’s French subsidiary.
     General and administrative. General and administrative expenses increased by $528,000 or 7% in fiscal 2007 from fiscal 2006. The increase was due to increased subsidiary expenses, increased information systems expenses and an increase in the 401(k) match.
     Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $884,000 for fiscal 2007 as compared to fiscal 2006. The increase was due to an increase in interest income of $762,000 resulting from a higher cash balance and higher interest rates in fiscal 2007 and an increase in currency transaction gains realized on Euro-denominated intercompany transactions of $133,000.
     Provision (benefit) for income taxes. Provision for income taxes were $4,860,000 or 38.6% for fiscal 2007 compared to $4,380,000 or 38.4% for fiscal 2006. With the exception of the alternative minimum tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully utilized on its tax returns, which is expected to occur in fiscal 2008. The Company believes that in fiscal 2008 its effective rate will be approximately 38.5%, even though the actual amount of taxes paid will be reduced by the utilization of the net operating loss carryforward.
     At June 30, 2007, we had approximately $3.3 million and $8.2 million in federal and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The federal carryforwards expire from 2022 through 2025 if not utilized, but are expected to be fully utilized.
     At June 30, 2007, the Company had tax credit carryforwards of approximately $1.3 million and $800,000 for federal and state income tax purposes, respectively. The Company expects to utilize its federal and state research and development tax credit carryforwards that would otherwise expire from 2008 through 2027. The federal and state alternative minimum tax credits can be carried forward indefinitely.
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

     Net Sales. Net sales increased $7,402,000 or 13% in fiscal 2006 from fiscal 2005. Hyaluronan Division sales increased $1,623,000 or 9%, and Dental Division sales increased $5,779,000 or 16%.
     Hyaluronan Division sales increased to $20,151,000 in fiscal 2006 from $18,528,000 in fiscal 2005 due to higher sales to orthopedic customers and increased revenue from product development offset partially by lower sales of ophthalmic products. Sales of ophthalmic products to Alcon were $8,306,000 in fiscal 2006 compared with $8,697,000 for fiscal 2005.

     Dental Division sales increased to $42,946,000 in fiscal 2006 from $37,167,000 in fiscal 2005. Domestic sales increased 22% due to the continued expansion of the Company’s sales representatives, sales of the RENOVA® Internal Hex Implant System and sales from the launch of the PRIMA™ Implant System. Sales in the international markets increased by 8% due to sales from the launch of the PRIMA Implant System and sales from the subsidiary in France, which was acquired in August 2005. Foreign currency translation comparisons decreased fiscal 2006 sales by $422,000 compared to fiscal 2005.
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
     Gross profit for the Dental Division increased to 66% in fiscal 2006 from 64% in fiscal 2005 of which 1.4% was due to a favorable shift in sales mix from lower margin products to higher margin products and .5% was due to reduced discounting.
     Research and development. Research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed. Research and development activities include pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses decreased $398,000 or 9% in fiscal 2006 from fiscal 2005. The decrease was due to a reduction in fees for consulting and professional services associated with research activity to re-introduce INTERGEL Solution following the market withdrawal in March 2003. Consulting and professional fees associated with INTERGEL Solution were primarily related to the research and study of the products’ clinical results including a detailed analysis of complaints, study of surgical notes and patient charts.
     Marketing and sales. Marketing and sales expenses increased by $2,603,000 or 18% in fiscal 2006 from fiscal 2005. The increase was due mainly to costs associated with the launch of the new PRIMA™ implant system, the expansion of the Dental Division’s domestic sales force and international operations (including expenses from the new subsidiary in France) and stock-based compensation expense associated with the adoption of SFAS 123R.
     General and administrative. General and administrative expenses increased by $886,000 or 14% in fiscal 2006 from fiscal 2005. The major component of the increase is related to stock-based compensation expense associated with the adoption of SFAS 123R and higher insurance costs.
     Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $232,000 for fiscal 2006 as compared to fiscal 2005. The increase was due to a bond retirement expense of $290,000 in the 2005 period and an increase in interest income of $536,000 resulting from a higher cash balance and higher interest rates in fiscal 2006, offset by decreases in currency transaction gains realized on Euro denominated intercompany transactions of $274,000 and the Ethicon, Inc. payment of $250,000 received during the second quarter of fiscal 2005.
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
     The Company’s statement of operations reflected more normal tax charges for fiscal 2006 and beyond. However, with the exception of the alternative minimum tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income.
     At June 30, 2006, we had approximately $15.0 million and $6.3 million in federal and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The federal carryforwards expire from 2010 through 2025 if not utilized, but are expected to be fully utilized.

     At June 30, 2006, the Company had tax credit carryforwards of approximately $965,000 and $791,000 for federal and state income tax purposes, respectively. The Company expected to utilize its federal and state research and development tax credit carryforwards that would otherwise expire from 2007 through 2026. The federal and state alternative minimum tax credits can be carried forward indefinitely.
Liquidity and Capital Resources
     As of June 30, 2007, the Company had $39.1 million of cash and cash equivalents and working capital of $64.6 million. Cash and cash equivalents increased during the year ended June 30, 2007 by $12.5 million.
     Cash Provided by Operating Activities. Operating cash flow in fiscal 2007 was primarily the result of operational profitability. Net cash provided by operations was approximately $12.5 million in fiscal 2007, attributable primarily to net income of $7.7 million and adjustments for non-cash charges related to the changes in deferred tax assets of $3.9 million and depreciation and amortization of $2.3 million. Accounts receivable increased $3.1 million.
     Net cash provided by operations in fiscal 2006 was approximately $9.5 million, primarily attributable to net income of $7.0 million and adjustments for non-cash charges related to the changes in deferred tax assets of $3.7 million and depreciation and amortization of $2.0 million. Inventories increased $1.7 million and accounts receivable increased $2.7 million, net of the effects of the acquisition of the France subsidiary.
     Net cash provided by operations in fiscal 2005 was approximately $11.1 million, primarily attributable to net income of $17.5 million and adjustments for non-cash charges related to the depreciation and amortization of $2.1 million. Inventory decreased $1.5 million and accounts payable and accrued liabilities increased by $1.1 million, which were partially offset by increases in accounts receivable of $1.6 million.
     Cash Used in Investing Activities. Net cash used in investing activities was $2.3 million, $2.3 million, and $1.3 million in fiscal 2007, 2006 and 2005, respectively. Cash used in investing activities reflected purchases of property and equipment of $2.0 million, $2.0 million and $2.0 million in fiscal 2007, 2006 and 2005, respectively. Net cash of $369,000 was used for the license fees and patent costs associated with the technology from CCF. Net cash of $338,000 was used for the acquisition of the stock of the Company’s French distributor in fiscal 2006. In fiscal 2005, a security deposit of $830,000 was returned due to the refinancing of the old industrial revenue bonds.
     Cash Provided by Financing Activities. Net cash provided by financing activities was $2,280,000, $976,000 and $156,000 in fiscal 2007, 2006 and 2005, respectively. Cash provided during fiscal 2007 was primarily attributable to proceeds from the exercise of stock options of $2,347,000 offset by payments of $295,000 on the industrial revenue bonds. Cash provided during fiscal 2006 was primarily attributable to proceeds from the exercise of stock options of $1,154,000 offset by payments of $280,000 on the industrial revenue bonds. Cash provided during fiscal 2005 was attributable to proceeds from the exercise of stock options of $768,000 offset by net cash used of $612,000 for the refinancing of the industrial revenue bonds.
     The Company has a $5 million credit facility with a bank which has a maturity date of December 31, 2008. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus 1% or LIBOR plus 1.75%, at the Company’s option. At June 30, 2007 and 2006, there were no balances outstanding under the line of credit.
     On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.93% as of June 30, 2007). In addition, the Company pays an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the Company’s facility in Chaska, Minnesota. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income. At June 30, 2007 and 2006, the Company was in compliance with all covenants.
     The Company’s ability to generate positive cash flow from operations and sustain its profitability is dependent upon the continued expansion of revenue from its hyaluronan and dental businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products, difficulty in predicting development timelines when working with customers and the early stage of certain of these markets. Similarly, expansion of the Company’s Dental Division sales is also dependent upon increased revenue from new and existing customers, successful introduction of new products as well as successfully competing in a more mature market. The Company expects its cash generated from anticipated operations and the availability under the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations. While the Company’s capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
Contractual Obligations
     Payments due by period for contractual obligations at June 30, 2007 are as follows:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$4,799,000	$303,000	$637,000	$667,000	$3,192,000
Interest on long-term debt (1)	2,030,000	268,000	495,000	440,000	827,000
Operating leases	660,000	317,000	261,000	82,000	—
Purchase obligations	4,894,000	4,894,000	—	—	—

Total	$12,383,000	$5,782,000	$1,393,000	$1,189,000	$4,019,000

(1)	Long-term debt bears interest at a variable rate set weekly by the bond remarketing agent. A rate of 4.25% was used for the variable portion for the above table. See Note C to the Company’s Consolidated Financial Statements.
Seasonality
     The Company’s business is seasonal in nature. Historically, sales in the Dental Division are lower in the first quarter than the rest of the year as a result of European holidays during the summer months.
Cautionary Statement
     Except to the extent statements represent historical or current facts, statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, in the Letter to Shareholders contained in the Annual Report to Shareholders, in future filings by the Company with the Securities and Exchange Commission and in the Company’s press releases and oral statements made with the approval of authorized executive officers should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate, among other things, to market acceptance and demand for the Company’s products, future product development plans and timing, manufacturing capabilities, availability of raw materials, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues and profit margins, expense levels, tax rates and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (1) obtaining the necessary regulatory approvals for new hyaluronan and dental products; (2) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (3) intense competition in the markets for the Company’s principal products; (4) the uncertainty associated with the future market status of FeHA Solution (formerly labeled as INTERGEL Solution) and (5) other factors discussed under Part I, Item 1A of this Form 10-K. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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
     At June 30, 2007, the Company’s outstanding long-term debt bears interest at a variable rate set weekly by the bond remarketing agent. The effective rate on June 30, 2007 was 3.93%. A ten percent change in this variable rate would be approximately $19,000 annually.

Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements and schedule and notes thereto are included on pages F-1 through F-21 and S-1 of this report and are incorporated herein by reference. Summarized unaudited quarterly financial data for 2007 and 2006 follows:

	Quarter (Unaudited)
	First	Second	Third	Fourth
Year ended June 30, 2007
Net sales	$15,010,000	$16,552,000	$18,865,000	$19,202,000
Gross profit	9,438,000	10,054,000	11,676,000	12,453,000
Net income	1,139,000	1,366,000	2,333,000	2,881,000
Net income per share
Basic	$0.09	$0.10	$0.17	$0.21
Diluted	$0.08	$0.10	$0.17	$0.21
Weighted average common and common equivalent shares outstanding
Basic	13,223,448	13,262,975	13,383,088	13,421,200
Diluted	13,672,260	13,734,547	13,859,948	13,886,966

Year ended June 30, 2006
Net sales	$13,425,000	$15,209,000	$16,775,000	$17,688,000
Gross profit	8,351,000	9,092,000	10,567,000	11,195,000
Net income	1,045,000	1,391,000	2,193,000	2,411,000
Net income per share
Basic	$0.08	$0.11	$0.17	$0.18
Diluted	$0.08	$0.10	$0.16	$0.18
Weighted average common and common equivalent shares outstanding
Basic	13,059,567	13,163,429	13,180,859	13,195,771
Diluted	13,460,056	13,685,687	13,572,205	13,652,548
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
Management’s Report on Internal Control over Financial Reporting
     Management is also responsible for establishing and maintaining adequate internal control over financial reporting. A system of internal controls is designed to provide and maintain reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard the Company’s assets from unauthorized use or disposition.
     Management has conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of the controls and a conclusion on this evaluation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its evaluation, management has concluded that internal control over financial reporting was effective as of June 30, 2007.
     Grant Thornton LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of June 30, 2007 as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Lifecore Biomedical, Inc.
          We have audited Lifecore Biomedical, Inc. and subsidiaries (the Company) Internal Control over Financial Reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting; including the accompanying Item 9A of this Form 10-K. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
          In our opinion, Lifecore Biomedical, Inc. and subsidiaries maintained in all material respects effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated September 12, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
September 12, 2007
Item 9B. Other Information
     On May 21, 2007, Benjamin C. Beckham and the Company entered into a separation agreement to set forth the terms and conditions under which Mr. Beckham and the Company terminated his employment relationship. Under the separation agreement, Mr. Beckham is entitled to receive his base salary, less all customary withholding and deductions, for a period of six months beginning on the first pay date after June 4, 2007.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information set forth in the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance — Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held November 14, 2007, is incorporated herein by reference. See also “Executive Officers of the Registrant” in Item 1 of this report.
     The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all officers, directors and employees. The Code is posted on the Company’s website at www.Lifecore.com under “Investor Info — Corporate Governance”. Any amendments to the Code and waivers of the Code for the Company’s Chief Executive Officer, Chief Financial Officer or Controller will be published on the Company’s website.
Item 11. Executive Compensation
     A description of the compensation paid to the Company’s executive officers is set forth in the section entitled “Executive Compensation” of the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and, except for the section entitled “Report of the Compensation Committee,” is incorporated herein by reference.
     A description of the compensation paid to the Company’s directors is set forth in the section entitled “Corporate Governance — Compensation of Directors” of the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information regarding security ownership of certain beneficial owners and management is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, which is incorporated herein by reference.
Securities authorized for issuance under equity compensation plans
     The following table provides information on equity compensation plans under which equity securities of the Company are authorized for issuance as of June 30, 2007:

Number of securities
	Number of securities to			remaining available for
	be issued upon		Weighted-average	future issuance under
	exercise of outstanding		exercise price of	equity compensation plans
	options, warrants		outstanding options,	(excluding securities
	and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders:	1,277,888	(1)	$10.34	3,659,834	(2)

Equity compensation plans not approved by security holders:	—		—	—

Total	1,277,888		$10.34	3,659,834

(1)	Includes the Company’s 1990 Stock Plan and 1996 Stock Plan.
(2)	Excludes 62,278 shares of restricted stock granted by the Company under the 1996 Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Descriptions of the independence of the Company’s directors and the Board’s policy on approval of related person transactions are set forth in “Corporate Governance — Board Independence,” “Corporate Governance — Board Meetings and Committees” and “Corporate Governance — Related Person Transaction Approval Policy” and are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     A description of the fees paid to the Company’s independent registered public accounting firm is set forth in the sections entitled “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by the Company’s Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     Documents filed as part of the report:

Form 10-K
Page Reference

1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets — June 30, 2007 and 2006	F-2 and F-3

	Consolidated Statements of Operations — years ended June 30, 2007, 2006 and 2005	F-4

	Consolidated Statements of Shareholders’ Equity — years ended June 30, 2007, 2006 and 2005	F-5

	Consolidated Statements of Cash Flows — years ended June 30, 2007, 2006 and 2005	F-6

	Notes to Consolidated Financial Statements	F-7 through F-21

2.	Consolidated Financial Statement Schedule

	Schedule II — Valuation and Qualifying Accounts	S-1

3.	Exhibits

Description

3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on April 19, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 25, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Indenture of Trust, dated as of August 1, 2004, between City of Chaska, Minnesota and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended June 30, 2004)

10.2*	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.3*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.4+	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.5*	1996 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 22, 2006)

Description

10.6*	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2004)

10.7	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.8	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2003)

10.9	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended June 30, 2004)

10.10	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended June 30, 2004)

10.11	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 2004)

10.12	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2004)

10.13	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 2004)

10.14	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 2004)

10.15	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended June 30, 2004)

10.16	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 30, 2004)

10.17	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 30, 2004)

10.18*	Form of Restricted Stock Agreement for participants under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 1, 2004)

10.19*	Form of Option Agreement for employees under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.20*	Form of Option Agreement for directors under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.21*	Form of Change of Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

10.22*	Change of Control Agreement, dated as of June 17, 2004, between the Company and Dennis J. Allingham (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004)

10.23*	Form of Noncompetition Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2004)

10.24	Amendment No. 2 dated November 17, 2004 to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004)

10.25+	Supply Agreement, dated December 22, 2004, between the Company and Alcon Pharmaceuticals Ltd., a subsidiary of Alcon, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004)

Description

10.26*	Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2004)

10.27*	Separation Agreement, dated May 10, 2005, between the Company and Andre P. Decarie (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended June 30, 2005)

10.28*	Noncompetition and Nonsolicitation Agreement, dated January 3, 2006, between the Company and Benjamin C. Beckham (incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended June 30, 2006)

10.29*	Noncompetition and Nonsolicitation Agreement, dated July 10, 2006, between the Company and James G. Hall (incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended June 30, 2006)

10.30*	Description of the Company’s program permitting directors to receive monthly retainer fees in the form of the Company’s common stock (incorporated by reference to the program description set forth under Item 1.01 in Form 8-K filed on December 13, 2005)

10.31	Amendment No. 1, dated as of November 20, 2006, to Non-Qualified Stock Option Agreement (for Directors) between the Company and Martin J. Emerson (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2006)

10.32*	Form of Incentive Stock Option Agreement for employees under the Lifecore Biomedical, Inc. 2003 Stock Incentive Plan

10.33*	Fiscal Year 2007 Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 19, 2006)

10.34*	Fiscal Year 2008 Bonus Plan

10.35*	Amendment No. 3, dated December 19, 2006, to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2006)

10.36	Separation Agreement between the Company and Benjamin C. Beckham dated May 21, 2007.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.
Dated: September 13, 2007	/s/ Dennis j. allingham
Dennis J. Allingham
President, Chief Executive Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Dated: September 13, 2007	/s/ Dennis j. allingham
Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director (principal executive officer)

Dated: September 13, 2007	/s/ David m. noel
David M. Noel
Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

Dated: September 13, 2007	/s/ Orwin L. Carter
Orwin L. Carter
Director

Dated: September 13, 2007	/s/ Martin J. Emerson
Martin J. Emerson
Director

Dated: September 13, 2007
Thomas H. Garrett
Director

Dated: September 13, 2007	/s/ luther t. griffith
Luther T. Griffith
Director

Dated: September 13, 2007	/s/ Richard W. Perkins
Richard W. Perkins
Director

Dated: September 13, 2007	/s/ John e. Runnells
John E. Runnells
Director

Exhibit Index

Description

3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on April 19, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 25, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

4.2	Indenture of Trust, dated as of August 1, 2004, between City of Chaska, Minnesota and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended June 30, 2004)

10.2*	Form of Indemnification Agreement entered into between the Company and directors and officers (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 1995)

10.3*	1990 Stock Plan (incorporated by reference to Exhibit 4(a) to S-8 Registration Statement [File No. 33-38914]) as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 1994), as amended by Amendment No. 2 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 1997)

10.4+	Conveyance, License, Development and Supply Agreement dated August 8, 1994 between Lifecore Biomedical, Inc. and ETHICON, INC. (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 1994)

10.5*	1996 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 22, 2006)

10.6*	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2004)

10.7	Revolving Credit and Security Agreement dated December 18, 2002 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002)

10.8	Amendment No. 1 to Revolving Credit and Security Agreement dated June 27, 2003 between M & I Marshall & Ilsley Bank and the Company (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended June 30, 2003)

10.9	Loan Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota and the Company (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended June 30, 2004)

10.10	Remarketing Agreement, dated as of August 1, 2004, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended June 30, 2004)

10.11	Tax Exemption Agreement, dated as of August 1, 2004, between City of Chaska, Minnesota, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended June 30, 2004)

10.12	Irrevocable Letter of Credit, dated as of August 19, 2004, from M&I Marshall & Ilsley Bank to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2004)

10.13	Reimbursement Agreement, dated as of August 1, 2004, between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended June 30, 2004)

10.14	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended June 30, 2004)

10.15	Security Agreement, dated as of August 1, 2004, from the Company to M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended June 30, 2004)

10.16	Pledge and Security Agreement, dated as of August 1, 2004, between the Company, M&I Marshall & Ilsley Bank and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended June 30, 2004)

10.17	Bond Purchase Agreement, dated as of August 19, 2004, by and between City of Chaska, Minnesota, the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended June 30, 2004)

Description

10.18*	Form of Restricted Stock Agreement for participants under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 1, 2004)

10.19*	Form of Option Agreement for employees under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.20*	Form of Option Agreement for directors under the Lifecore Biomedical, Inc. 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.21*	Form of Change of Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2004)

10.22*	Change of Control Agreement, dated as of June 17, 2004, between the Company and Dennis J. Allingham (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2004)

10.23*	Form of Noncompetition Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2004)

10.24	Amendment No. 2 dated November 17, 2004 to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004)

10.25+	Supply Agreement, dated December 22, 2004, between the Company and Alcon Pharmaceuticals Ltd., a subsidiary of Alcon, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004)

10.26*	Noncompetition and Nonsolicitation Agreement, dated January 7, 2005, between the Company and Kipling Thacker, Ph.D. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2004)

10.27*	Separation Agreement, dated May 10, 2005, between the Company and Andre P. Decarie (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended June 30, 2005)

10.28*	Noncompetition and Nonsolicitation Agreement, dated January 3, 2006, between the Company and Benjamin C. Beckham (incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended June 30, 2006)

10.29*	Noncompetition and Nonsolicitation Agreement, dated July 10, 2006, between the Company and James G. Hall (incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended June 30, 2006)

10.30*	Description of the Company’s program permitting directors to receive monthly retainer fees in the form of the Company’s common stock (incorporated by reference to the program description set forth under Item 1.01 in Form 8-K filed on December 13, 2005)

10.31	Amendment No. 1, dated as of November 20, 2006, to Non-Qualified Stock Option Agreement (for Directors) between the Company and Martin J. Emerson (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2006)

10.32*	Form of Incentive Stock Option Agreement for employees under the Lifecore Biomedical, Inc. 2003 Stock Incentive Plan

10.33*	Fiscal Year 2007 Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 19, 2006)

10.34*	Fiscal Year 2008 Bonus Plan

10.35*	Amendment No. 3, dated December 19, 2006, to the Revolving Credit and Security Agreement between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2006)

10.36	Separation Agreement between the Company and Benjamin C. Beckham dated May 21, 2007.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Description

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Denotes management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Lifecore Biomedical, Inc.
     We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifecore Biomedical, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II of Lifecore Biomedical, Inc. and subsidiaries is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements for each of the three years in the period ended June 30, 2007 and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
September 12, 2007

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30,

	2007	2006
ASSETS
CURRENT ASSET
Cash and cash equivalents	$39,105,000	$26,638,000
Accounts receivable, less allowances	15,555,000	12,564,000
Inventories	12,145,000	12,217,000
Deferred income taxes, net	3,684,000	4,865,000
Prepaid expenses	1,448,000	1,084,000

Total current assets	71,937,000	57,368,000

PROPERTY, PLANT AND EQUIPMENT — AT COST
Land	249,000	249,000
Building	24,195,000	23,970,000
Equipment	23,426,000	21,657,000
Land and building improvements	3,512,000	3,512,000

	51,382,000	49,388,000
Less accumulated depreciation	(28,277,000)	(26,138,000)

	23,105,000	23,250,000

OTHER ASSETS
Intangibles, net	5,454,000	5,201,000
Inventories	1,491,000	1,406,000
Deferred income taxes, net	—	1,694,000
Other	284,000	319,000

	7,229,000	8,620,000

	$102,271,000	$89,238,000

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS — (continued)
June 30,

	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$303,000	$290,000
Accounts payable	3,354,000	3,212,000
Accrued compensation	1,769,000	1,847,000
Accrued expenses	1,897,000	1,549,000

Total current liabilities	7,323,000	6,898,000

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES	4,496,000	4,804,000

LONG-TERM DEFERRED INCOME TAXES, NET	982,000	—

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — authorized, 25,000,000 shares of $1.00 stated value; none issued	—	—
Preferred stock, Series A Junior Participating — authorized, 500,000 shares of $1.00 par value; none issued	—	—
Common stock — authorized, 50,000,000 shares of $.01 stated value; issued and outstanding, 13,482,216 and 13,228,355 shares at June 30, 2007 and 2006	135,000	132,000
Accumulated currency translation adjustment	(277,000)	(452,000)
Additional paid-in capital	97,339,000	93,302,000
Accumulated deficit	(7,727,000)	(15,446,000)

	89,470,000	77,536,000

	$102,271,000	$89,238,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30,

	2007	2006	2005

Net sales	$69,629,000	$63,097,000	$55,695,000
Cost of goods sold	26,008,000	23,892,000	22,387,000

Gross profit	43,621,000	39,205,000	33,308,000

Operating expenses
Research and development	4,630,000	3,814,000	4,212,000
Marketing and sales	20,251,000	17,454,000	14,851,000
General and administrative	7,589,000	7,061,000	6,175,000

	32,470,000	28,329,000	25,238,000

Operating income	11,151,000	10,876,000	8,070,000

Other income (expense)
Interest income	1,515,000	753,000	217,000
Interest expense	(269,000)	(251,000)	(280,000)
Bond retirement expense	—	—	(290,000)
Currency transaction gains	158,000	25,000	299,000
Other, net	24,000	17,000	366,000

	1,428,000	544,000	312,000

Income before income taxes	12,579,000	11,420,000	8,382,000

Provision (benefit) for income taxes	4,860,000	4,380,000	(9,129,000)

Net income	$7,719,000	$7,040,000	$17,511,000

Net income per common share
Basic	$0.58	$0.54	$1.35

Diluted	$0.56	$0.52	$1.31

Weighted average common and common equivalent shares outstanding
Basic	13,322,077	13,149,611	12,974,730

Diluted	13,783,743	13,561,852	13,344,642

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
	Common Stock		Currency	Additional	Deferred
	Shares		Translation	Paid-In	Stock-based	Accumulated
	Issued	Amount	Adjustment	Capital	Compensation	Deficit	Total

Balances at June 30, 2004	12,931,758	$129,000	$(422,000)	$89,116,000	$—	$(39,997,000)	$48,826,000
Exercise of stock options and stock awards	102,554	1,000	—	768,000	—	—	769,000
Restricted stock activity	20,000	—	—	512,000	(321,000)	—	191,000
Tax benefits from exercise of stock options	—	—	—	798,000	—	—	798,000
Comprehensive income:
Net income	—	—	—	—	—	17,511,000	17,511,000
Accumulated currency translation adjustment	—	—	(234,000)	—	—	—	(234,000)

Comprehensive income							17,277,000

Balances at June 30, 2005	13,054,312	130,000	(656,000)	91,194,000	(321,000)	(22,486,000)	67,861,000
Exercise of stock options and stock awards	152,675	2,000	—	1,152,000	—	—	1,154,000
Restricted stock activity	21,368	—	—	(94,000)	321,000	—	227,000
Stock options vested	—	—	—	844,000	—	—	844,000
Tax benefits from exercise of stock options	—	—	—	206,000	—	—	206,000
Comprehensive income:
Net income	—	—	—	—	—	7,040,000	7,040,000
Accumulated currency translation adjustment	—	—	204,000	—	—	—	204,000

Comprehensive income							7,244,000

Balances at June 30, 2006	13,228,355	132,000	(452,000)	93,302,000	—	(15,446,000)	77,536,000
Exercise of stock options and stock awards	232,950	3,000	—	2,345,000	—	—	2,348,000
Restricted stock activity	20,911	—	—	230,000	—	—	230,000
Stock options vested	—	—	—	1,190,000	—	—	1,190,000
Tax benefits from exercise of stock options	—	—	—	272,000	—	—	272,000
Comprehensive income:
Net income	—	—	—	—	—	7,719,000	7,719,000
Accumulated currency translation adjustment	—	—	175,000	—	—	—	175,000

Comprehensive income	—	—	—	—	—	—	7,894,000

Balances at June 30, 2007	13,482,216	$135,000	$(277,000)	$97,339,000	$—	$(7,727,000)	$89,470,000

The accompanying notes are an integral part of these statements.

Lifecore Biomedical, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30,

	2007	2006	2005
Cash flows from operating activities:
Net income	$7,719,000	$7,040,000	$17,511,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,267,000	2,048,000	2,087,000
Deferred income taxes	3,856,000	3,693,000	(10,252,000)
Stock-based compensation	1,421,000	1,071,000	191,000
Tax benefits from stock options	44,000	104,000	798,000
Allowance for doubtful accounts	29,000	9,000	90,000
Currency translation adjustment	98,000	204,000	(234,000)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,120,000)	(2,685,000)	(1,635,000)
Inventories	61,000	(1,656,000)	1,517,000
Prepaid expenses	(350,000)	(303,000)	(74,000)
Accounts payable	257,000	(218,000)	951,000
Accrued liabilities	236,000	171,000	174,000

Net cash provided by operating activities	12,518,000	9,478,000	11,124,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,993,000)	(1,956,000)	(2,002,000)
Acquisition, net of cash acquired	—	(338,000)	—
Purchases of intangibles	(369,000)	—	(200,000)
Decrease in security deposits	—	—	830,000
(Increase) decrease in other assets	31,000	(30,000)	47,000

Net cash used in investing activities	(2,331,000)	(2,324,000)	(1,325,000)

Cash flows from financing activities:
Payments on long-term obligations	(295,000)	(280,000)	(256,000)
Issuance of industrial revenue bonds	—	—	5,630,000
Retirement of industrial revenue bonds	—	—	(5,986,000)
Excess tax benefits from stock options	228,000	102,000	—
Proceeds from stock options exercised	2,347,000	1,154,000	768,000

Net cash provided by financing activities	2,280,000	976,000	156,000

Net increase in cash and cash equivalents	12,467,000	8,130,000	9,955,000
Cash and cash equivalents at beginning of year	26,638,000	18,508,000	8,553,000

Cash and cash equivalents at end of year	$39,105,000	$26,638,000	$18,508,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$269,000	$251,000	$330,000
Taxes	415,000	458,000	494,000
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
2. Cash and Cash Equivalents
     The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At June 30, 2007 and 2006, substantially all of the Company’s cash and cash equivalents were invested in money market funds and bank certificates of deposit. Bank balances held at our foreign subsidiaries were $825,000 and $668,000 at June 30, 2007 and 2006, respectively.
3. Accounts Receivable
     The Company extends credit to customers in the normal course of business but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of its customers. The Company’s customers are located primarily throughout the United States, Asia, Europe and South America. Accounts receivable balances from customers located in Asia, Europe and South America were 13%, 32% and 8% of total receivables, respectively, at June 30, 2007 and 11%, 34% and 10% of total receivables, respectively, at June 30, 2006. The Company maintains allowances for potential credit losses, which were $534,000 and $505,000 at June 30, 2007 and 2006, respectively. The allowance is based on history, economic conditions, and composition of its aging and in some cases, makes allowances for specific customers based on these and other factors.

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

	As of June 30,
	2007	2006
Raw materials	$4,609,000	$3,973,000
Work-in-process	361,000	708,000
Finished goods-current	7,175,000	7,536,000

	12,145,000	12,217,000
Finished goods-long term	1,491,000	1,406,000

	$13,636,000	$13,623,000

5. Depreciation
     Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Depreciation expense was approximately $2,139,000, $1,927,000 and $2,011,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Lives used in straight-line depreciation for financial reporting purposes are as follows:

Number of
years
Building	7-40
Equipment	3-10
Land and building improvements	7-40
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

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
     Goodwill is tested for impairment on an annual basis, or when there is an indication that an impairment has occurred, and is written down when impaired by applying a fair-value based test. Purchased intangible assets other than goodwill are amortized over their estimated useful lives on a straight-line basis unless these lives are determined to be indefinite. There was no impairment recorded in fiscal years 2007 and 2006.
     Intangibles consisted of the following at June 30:

	2007	2006	Useful Lives
Goodwill	$4,783,000	$4,783,000	Indefinite
Patents and license fees	756,000	387,000	15 — 18 years
Distribution rights and licenses	350,000	350,000	8 years
Customer List	80,000	80,000	5 years
Less accumulated amortization	(515,000)	(399,000)

	$5,454,000	$5,201,000

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
10. Comprehensive Income
     Comprehensive income generally represents all changes in stockholders’ equity except those resulting from transactions with stockholders. The Company’s translation adjustments represent the components of comprehensive income that are excluded from net income.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
11. Net Income Per Common Share
     The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the fiscal years ended June 30, 2007, 2006, and 2005, 461,666, 412,241 and 369,912 shares of common stock equivalents, respectively, were included in the computation of diluted net income per share.
     Options to purchase 114,000, 524,168 and 479,418 shares of common stock with a weighted average exercise price of $18.85, $16.24 and $16.23 were outstanding at June 30, 2007, 2006, and 2005, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.
12. Stock-Based Compensation
     Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense based on their fair values over the requisite service period.
     The Company recognized stock-based compensation expense related to employee and non-employee director options as follows:

	2007	2006

Cost of goods sold	$68,000	$45,000
Research and development	298,000	61,000
Marketing and sales	349,000	305,000
General and administrative	475,000	433,000

Total stock-based compensation expense	$1,190,000	$844,000

Effect on earnings per share, net of tax effects:
Basic	$0.06	$0.05

Diluted	$0.06	$0.04

     The Company classifies stock option expense based on the option holders’ salary expense classification.
     As of June 30, 2007, $1,213,000 of unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted average period of approximately 1.8 years. The total fair value of shares vested during the years ended June 30, 2007, 2006, and 2005, was $1,035,000, $629,000 and $1,871,000, respectively.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
     Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the comparable periods in the prior fiscal year.

2005

Net income, as reported	$17,511,000
Deduct: Total stock-based employee compensation expense determined under fair value method for awards, net of related tax effects	(834,000)

Pro forma net income	$16,677,000

Net income per common equivalent share:
Basic — as reported	$1.35
Diluted — as reported	$1.31
Basic — pro-forma	$1.29
Diluted — pro-forma	$1.25
     The weighted average fair value of options granted in 2007, 2006 and 2005 was $8.50, $7.94 and $4.94 per share, respectively. The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005, was $1,706,000, $742,000 and $679,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	2007	2006	2005
Risk-free interest rate	4.6%	4.6%	3.9%
Expected volatility	55.2%	61.7%	69.6%
Expected life (in years)	5.3	5.6	5.4
Dividend yield	—	—	—
     The expected life of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s stock, which was adjusted for two identifiable periods of unusual volatility, due to events not expected to reoccur. The Company has not historically issued any dividends and does not expect to in the foreseeable future.
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements and is effective for fiscal years ending after November 15, 2006. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The initial application of SAB 108 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the impact of this pronouncement to have a material impact on the Company’s consolidated financial position or results of operations.
     On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of this pronouncement to have a material impact on the Company’s consolidated financial position or results of operations.
     In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments.
     The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted.
     The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE B — LINE OF CREDIT
     The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2008. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus 1% or LIBOR plus 1.75%, at the Company’s option. At June 30, 2007 and 2006, there were no balances outstanding under the line of credit.
NOTE C — LONG-TERM OBLIGATIONS
     On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the then existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.93% and 4.17% on June 30, 2007 and 2006). The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the Company’s facility in Chaska, Minnesota. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income. In addition, the Company pays an annual remarketing fee equal to .125% and an annual letter of credit fee of 1.0%. As a result of calling the fixed rate bonds for redemption, the Company incurred an early redemption premium of approximately $120,000 and wrote off unamortized deferred financing costs of approximately $170,000, both of which were recorded in the first quarter of fiscal 2005.
     Deferred financing costs associated with the newly issued bonds of approximately $196,000 are being amortized over the life of the new bonds, which are scheduled to be fully repaid in 2020.
     Long-term obligations consist of the following:

	As of June 30,
	2007	2006
Industrial development revenue bonds	$4,799,000	$5,094,000
Less current maturities	(303,000)	(290,000)

	$4,496,000	$4,804,000

     The aggregate minimum annual principal payments of long-term obligations for the years ending June 30 are as follows:

2008	$303,000
2009	313,000
2010	324,000
2011	329,000
2012	338,000
Thereafter	3,192,000

$4,799,000

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE D — INCOME TAXES
     The provision (benefit) for income taxes consists of the following at June 30:

	2007	2006	2005
Current
Federal	$230,000	$407,000	$129,000
State	152,000	137,000	57,000
Foreign	344,000	143,000	139,000
Deferred	4,134,000	3,693,000	2,468,000
Benefit from release of valuation allowance	—	—	(11,922,000)

	$4,860,000	$4,380,000	$(9,129,000)

     Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Deferred tax assets (liabilities) consist of the following at June 30:

	2007	2006
Current deferred tax assets:
Tax credit carryforward	$1,510,000	$—
Net operating loss carryforward	1,200,000	4,000,000
Inventories	631,000	611,000
Accrued compensation	231,000	201,000
Other	258,000	219,000

Current deferred tax asset	3,830,000	5,031,000

Current deferred tax liabilities:
Prepaid expenses	(146,000)	(166,000)

Current deferred tax liabilities	(146,000)	(166,000)

Net current deferred tax asset	$3,684,000	$4,865,000

Long-term deferred tax assets:
Net operating loss carryforward	$2,797,000	$3,628,000
Tax credit carryforward	351,000	1,380,000
Stock option expense	159,000	160,000
Other	19,000	17,000

Long-term deferred tax assets before valuation allowance	3,326,000	5,185,000
Valuation allowance	(2,797,000)	(2,242,000)

Net Long-term deferred tax asset	529,000	2,943,000

Long-term deferred tax liabilities:
Depreciation	(1,440,000)	(1,249,000)
Other	(71,000)	—

Long-term deferred tax liabilities	(1,511,000)	(1,249,000)

Net long-term deferred tax asset (liability)	$(982,000)	$1,694,000

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
     The valuation allowance at June 30, 2007 and 2006 relates to the Company’s foreign net operating loss carryforwards. The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes are computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned. Because the foreign subsidiaries purchase the majority of their goods from the U.S. parent company at market prices, the income (loss) before income taxes at the foreign subsidiaries includes intercompany gross profits paid to the U.S. parent company. These intercompany profits are eliminated in the consolidated results. Income (loss) before income taxes for the foreign operations were $(827,000), $(1,694,000) and $(1,377,000) for the years ended June 30, 2007, 2006 and 2005, respectively.
     At June 30, 2007, the Company had approximately $3.3 million and $8.2 million in federal and foreign net operating loss carryforwards, respectively, to reduce future taxable income. The federal carryforwards expire from 2022 through 2025, but are expected to be fully utilized. There are no material limitations on the foreign net operating loss carryforwards.
     At June 30, 2007 the Company had tax credit carryforwards of approximately $1.3 million and $800,000 for federal and state income tax purposes, respectively. The Company expects to utilize its federal and state research and development tax credit carryforwards that would otherwise expire from 2008 through 2027. The federal and state Alternative Minimum Tax credits can be carried forward indefinitely.
     In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President. Among other provisions, the Act provides for a phase-out of the extraterritorial income exclusion deduction. During fiscal 2007, the Company had a $402,000 tax benefit from this deduction. This deduction will phase out during fiscal 2006 and 2007. However, the Act provides a new deduction for domestic manufacturing activity. The Company will not benefit from this deduction until all domestic net operating losses have been utilized. In addition, the Act contains other benefits which are not expected to have a significant impact on the Company.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE D — INCOME TAXES — (continued)
     Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to income before income taxes are as follows for fiscal years ending June 30:

	2007	2006	2005
Statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.5%	2.8%	2.3%
Research and development credits	(1.4)%	(0.3)%	(0.8)%
Foreign sales deduction	(3.2)%	(5.2)%	(7.9)%
Other permanent differences	1.4%	1.7%	0.8%
Benefit from release of valuation allowance	0.0%	0.0%	(142.2)%
Change in valuation allowance	4.4%	5.0%	7.3%
Other	0.9%	0.4%	(2.4)%

	38.6%	38.4%	(108.9)%

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
     Option transactions under the 1990 and 1996 Stock Option Plans during the three years ended June 30, 2007 are summarized as follows (no stock options have been granted under the 2003 Plan):

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at June 30, 2004	2,751,640	$11.28
Granted	189,000	9.84
Exercised	(102,554)	7.51
Canceled	(1,117,380)	13.06

Outstanding at June 30, 2005	1,720,706	10.19
Granted	200,800	13.55
Exercised	(152,675)	7.56
Canceled	(90,025)	12.03

Outstanding at June 30, 2006	1,678,806	10.73
Granted	107,800	15.77
Exercised	(232,950)	10.07
Canceled	(275,768)	15.13

Outstanding at June 30, 2007	1,277,888	$10.34

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE E — SHAREHOLDERS’ EQUITY — (continued)

	Number of	Weighted Average
	Shares	Exercise Price
Options exercisable at June 30:
2007	1,009,363	$9.59
2006	1,322,381	10.60
2005	1,395,106	10.66
     The following table summarizes information concerning currently outstanding stock options:

		Weighted Average
Range of	Number	Remaining	Weighted Average	Aggregate
Exercise Price	Outstanding	Contractual Life	Exercise Price	Intrinsic Value
$ 3.55 — $ 5.82	55,300	4.82 years	$5.21	$288,000
5.83 — 8.75	578,313	5.17 years	7.26	4,200,000
8.76 — 13.12	261,725	5.67 years	10.24	2,679,000
13.13 — 19.68	358,550	5.43 years	15.42	5,531,000
19.69 — 23.38	24,000	0.61 years	21.68	520,000

	1,277,888	5.24 years	$10.34	$13,218,000

The following table summarizes information concerning currently exercisable stock options:

		Weighted Average
Range of	Number	Remaining	Weighted Average	Aggregate
Exercise Price	Exercisable	Contractual Life	Exercise Price	Intrinsic Value
$ 3.55 — $ 5.82	54,050	4.92 years	$5.20	$281,000
5.83 — 8.75	552,813	5.20 years	7.25	4,006,000
8.76 — 13.12	177,875	5.70 years	10.14	1,804,000
13.13 — 19.68	200,625	5.43 years	15.31	3,071,000
19.69 — 23.38	24,000	0.61 years	21.68	520,000

	1,009,363	4.47 years	$9.59	$9,682,000

     On June 16, 2005 the Company accelerated the vesting of 74,375 stock options which had an exercise price greater than the closing price on that date. The accelerated vesting enabled the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods upon the adoption by the Company of FASB Statement No. 123R in July 2005.
Restricted Stock Awards
     During fiscal 2005, the Company granted 60,000 restricted common stock awards to its officers. The restricted shares awarded in fiscal 2005 will vest at the earlier of four years from the date of issuance or upon achievement of financial performance criteria for the fiscal years 2005, 2006 and 2007. During fiscal 2006, the Company granted 7,000 restricted common stock awards to a new officer at a price of $15.99 and 1,203 restricted common stock awards to two of the Company’s non-employee directors at a price of $14.95. The restricted shares awarded in fiscal 2006 will vest at the earlier of three years from the date of issuance or upon achievement of financial performance criteria for fiscal years 2006 and 2007. The restricted shares awarded in fiscal 2006 to the two non-employee directors were fully vested in fiscal 2006. During fiscal 2007, the Company granted 3,500 restricted common stock awards to a new officer at a price of $15.91 and 742 restricted common stock awards to one of the Company’s non-employee directors at a price of $16.16. The restricted shares awarded in fiscal 2007 will vest at the earlier of two years from the date of issuance or upon achievement of financial performance criteria for fiscal year 2007. The restricted shares awarded in fiscal 2007 to the non-employee directors were fully vested in fiscal 2007. The employee forfeits unvested shares upon the termination of employment prior to the end of the

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE E — SHAREHOLDERS’ EQUITY — (continued)
vesting period. The Company achieved the financial performance criteria in fiscal 2007. Stock compensation expense recognized related to these grants totaled $230,000, $226,000 and $191,000 during the fiscal years ended June 30, 2007, 2006 and 2005, respectively.
     Restricted stock activities during the three years ended June 30, 2007 are summarized as follows:

	Number of	Weighted Average
	Shares	Fair Value
Outstanding at June 30, 2004	—	$—
Granted	60,000	9.55
Vested	(20,000)	9.55
Forfeited	(6,667)	9.30

Outstanding at June 30, 2005	33,333	9.60
Granted	8,203	15.84
Vested	(21,368)	10.95

Outstanding at June 30, 2006	20,168	10.71
Granted	4,243	15.95
Vested	(20,911)	10.89
Forfeited	(3,500)	15.99

Outstanding at June 30, 2007	—	$—

Shareholder Rights Plan
     In May 1996 the Board of Directors unanimously adopted a shareholder rights plan designed to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of any proposal to acquire the Company. The rights expired on June 15, 2006.
NOTE F — COMMITMENTS AND CONTINGENCIES
Royalty Agreements
     The Company has entered into agreements that provide for royalty payments based on a percentage of net sales of certain products. Royalty expense under these agreements was $272,000, $315,000 and $291,000 for the years ended June 30, 2007, 2006 and 2005, respectively.
Severance Agreements
     The Company has an agreement with each officer that provides severance pay benefits if there is a change in control of the Company (as defined) and the officer is involuntarily terminated (as defined). The maximum potential liability under these agreements at June 30, 2007 was approximately $1,211,000.
Legal Proceedings
     Lifecore has been named as a defendant in 81 product liability lawsuits. The lawsuits alleged that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was manufactured by Lifecore and marketed by ETHICON, Inc (“ETHICON”). The other defendants in these lawsuits were ETHICON, which was Lifecore’s exclusive worldwide marketing partner for INTERGEL Solution through its division, GYNECARE Worldwide, and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also named Vital Pharma, Inc. (“Vital Pharma”) as a defendant; Vital Pharma acted as the contract packager for the INTERGEL Solution. The plaintiffs in these actions were individuals who

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE F — COMMITMENTS AND CONTINGENCIES — (continued)
were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
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
     On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement do not call for any cash payment by Lifecore. Since the execution of the settlement documents, Lifecore has been sued in two additional lawsuits, one filed in Nebraska and one in Colorado, and the one remaining lawsuit from the original 81 has been settled.
     On September 25, 2006, Vital Pharma and its insurer, Noetic Specialty Insurance Company (“Noetic”), sued the Company and its insurer, Federal Insurance Company. It is the Company’s understanding that Federal Insurance Company has paid Vital Pharma what Federal believes is the reasonable portion of the legal fees and expenses submitted to it for reimbursement. Vital Pharma and Noetic are seeking reimbursement of all of the legal fees and expenses incurred in the INTERGEL Solution litigation and a declaration that the Company and Federal Insurance Company are obligated to fully indemnify and hold Vital Pharma harmless with respect to the INTERGEL Solution litigation. The Company believes that Vital Pharma’s and Noetic’s claims have no merit.
License Agreement
     The Company has entered into a world-wide exclusive license and development agreement with the Cleveland Clinic Foundation to develop and commercialize hyaluronan-based products and related applications. The license is for patented hyaluronan-based cross-linking technology that can be used for products in aesthetics, orthopedics, ophthalmology and other medical fields. Under the terms of this agreement, the Company is committed to providing $325,000 of research funding in each of the next two years related to the development of this technology.
NOTE G — EMPLOYEE BENEFIT PLAN
     The Company has a 401(k) profit sharing plan for eligible employees. The Company, at the discretion of the Board of Directors, may set a matching percentage that is proportionate to the amount of the employees’ elective contributions each year. During the years ended June 30, 2007, 2006 and 2005, the Board of Directors authorized a company matching contribution to the plan of $234,000, $242,000 and $93,000, respectively.

Lifecore Biomedical, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE H — SEGMENT INFORMATION
     The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Dental Division produces and markets various dental products in the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to supply agreements. Sales to Alcon under such agreements were 13%, 13% and 16% of total consolidated sales in 2007, 2006 and 2005, respectively. The Company’s Dental Division markets products directly to clinicians and dental laboratories in the United States, Italy, Germany, France and Sweden and primarily through distributorship arrangements in other foreign locations. Sales to customers located principally in Europe accounted for 39%, 37% and 39% of total consolidated sales during the years ended June 30, 2007, 2006 and 2005, respectively.
     Segment information for the Company is as follows:

	Year ended June 30,
	2007	2006	2005
Net sales
Hyaluronan segment	$21,552,000	$20,151,000	$18,528,000
Dental segment	48,077,000	42,946,000	37,167,000

	$69,629,000	$63,097,000	$55,695,000

Operating income
Hyaluronan segment	$5,237,000	$5,284,000	$3,485,000
Dental segment	5,914,000	5,592,000	4,585,000

	$11,151,000	$10,876,000	$8,070,000

Capital expenditures
Hyaluronan segment	$1,181,000	$1,339,000	$1,316,000
Dental segment	812,000	617,000	686,000

	$1,993,000	$1,956,000	$2,002,000

Depreciation and amortization expense
Hyaluronan segment	$1,297,000	$1,135,000	$1,172,000
Dental segment	970,000	913,000	915,000

	$2,267,000	$2,048,000	$2,087,000

	As of June 30,
	2007	2006	2005
Identifiable assets
Hyaluronan segment	$34,553,000	$34,944,000	$35,838,000
Dental segment	29,300,000	28,186,000	25,878,000
General corporate	38,418,000	26,108,000	18,150,000

	$102,271,000	$89,238,000	$79,866,000

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
     In conjunction with this acquisition, the consideration included was $401,000 in cash and $362,000 in debt forgiveness. The acquisition resulted in goodwill of $431,000 and intangible assets of $80,000, a portion of which is deductible for tax purposes.
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

*	Trademark of ETHICON
NOTE K — RECLASSIFICATIONS
     Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

Lifecore Biomedical, Inc. and Subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at End
Description	of Period	Expenses	Accounts	Deductions		of Period
Year ended June 30, 2007 Accounts receivable allowance	$505,000	$238,000	$—	$(209,000	)(A)	$534,000
Year ended June 30, 2006 Accounts receivable allowance	496,000	238,000	—	(229,000	)(A)	505,000
Year ended June 30, 2005 Accounts receivable allowance	407,000	227,000	—	(138,000	)(A)	496,000

(A)	Deductions represent accounts receivable balances written-off during the year.

S-1