Form 10-Q
period 2007-09-30
LIFECORE BIOMEDICAL INC
filed 2007-11-09
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Yes ☐     No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 5, 2007 was 13,482,491 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
FORM 10-Q

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2007	2007
ASSETS
Current Assets
Cash and cash equivalents	$39,554,000	$39,105,000
Accounts receivable, less allowances	16,185,000	15,555,000
Inventories	13,151,000	12,145,000
Deferred income taxes, net	3,035,000	3,684,000
Prepaid expenses	1,468,000	1,448,000

Total current assets	73,393,000	71,937,000

Property, plant and equipment
Land, building and equipment	51,748,000	51,382,000
Less accumulated depreciation	(28,863,000)	(28,277,000)

	22,885,000	23,105,000

Other Assets
Intangibles, net	5,420,000	5,454,000
Inventories	1,376,000	1,491,000
Other	308,000	284,000

	7,104,000	7,229,000

	$103,382,000	$102,271,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$303,000	$303,000
Accounts payable	3,389,000	3,354,000
Accrued compensation	1,579,000	1,769,000
Accrued expenses	1,551,000	1,897,000

Total current liabilities	6,822,000	7,323,000

Long-term obligations	4,424,000	4,496,000
Long-term tax reserve	584,000	—
Long-term deferred income taxes, net	982,000	982,000
Shareholders’ equity	90,570,000	89,470,000

	$103,382,000	$102,271,000

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2007	2006
Net sales	$15,683,000	$15,010,000
Cost of goods sold	5,982,000	5,572,000

Gross profit	9,701,000	9,438,000

Operating expenses
Research and development	1,240,000	1,096,000
Marketing and sales	4,828,000	4,912,000
General and administrative	2,076,000	1,924,000

	8,144,000	7,932,000

Operating income	1,557,000	1,506,000

Other income (expense)
Interest income	496,000	331,000
Interest expense	(68,000)	(64,000)
Currency transaction gains	54,000	73,000
Other	31,000	6,000

	513,000	346,000

Income before income tax expense	2,070,000	1,852,000

Income tax expense	807,000	713,000

Net income	$1,263,000	$1,139,000

Net income per share
Basic	$0.09	$0.09

Diluted	$0.09	$0.08

Weighted average shares outstanding
Basic	13,472,018	13,223,448

Diluted	13,798,491	13,672,260

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,263,000	$1,139,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623,000	535,000
Allowance for doubtful accounts	13,000	48,000
Deferred income taxes	649,000	565,000
Stock-based compensation	202,000	385,000
Accumulated currency translation adjustment	13,000	70,000
Changes in operating assets and liabilities:
Accounts receivable	(511,000)	451,000
Inventories	(803,000)	(604,000)
Prepaid expenses	(4,000)	(70,000)
Accounts payable	(29,000)	(377,000)
Accrued liabilities	(556,000)	(511,000)

Net cash provided by operating activities	860,000	1,631,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(366,000)	(292,000)
Change in other assets	(18,000)	8,000

Net cash used in investing activities	(384,000)	(284,000)

Cash flows from financing activities:
Payments on long-term obligations	(72,000)	(70,000)
Proceeds from stock options exercised	45,000	195,000

Net cash provided by (used in) financing activities	(27,000)	125,000

Net increase in cash and cash equivalents	449,000	1,472,000
Cash and cash equivalents at beginning of period	39,105,000	26,638,000

Cash and cash equivalents at end of period	$39,554,000	$28,110,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$68,000	$64,000
Taxes	188,000	141,000
See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS - UNAUDITED
September 30, 2007
NOTE A — FINANCIAL INFORMATION
Lifecore Biomedical, Inc. (referred to in this report as “Lifecore” or the “Company”) manufactures biomaterials and surgical devices for use in various surgical markets and provides specialized contract aseptic manufacturing services through its two divisions, the Hyaluronan Division and the Dental Division. The Company’s manufacturing facility is located in Chaska, Minnesota. The Hyaluronan Division markets its products through original equipment manufacturers and contract manufacturing alliances in ophthalmologic and orthopedic surgery and veterinary medicine fields. The Dental Division markets its products through direct sales in the United States, Italy, Germany, Sweden and France and through distributors in other foreign countries.
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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2007, the results of operations for the three month periods ended September 30, 2007 and 2006, and cash flows for the three month periods ended September 30, 2007 and 2006. The results of operations and cash flows for the three months ended September 30, 2007 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2007 has been derived from audited financial statements as of that date.
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

	September 30,	June 30,
	2007	2007
Raw Materials	$5,165,000	$4,609,000
Work-in-process	879,000	361,000
Finished goods-current	7,107,000	7,175,000

	13,151,000	12,145,000
Finished goods-long term	1,376,000	1,491,000

	$14,527,000	$13,636,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
September 30, 2007
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
Goodwill is tested for impairment on an annual basis, or when there is an indication that an impairment has occurred, and is written down when impaired by applying a fair value based test. Purchased intangible assets other than goodwill are amortized over their estimated useful lives on a straight-line basis unless these lives are determined to be indefinite. There was no impairment recorded for the three month period ended September 30, 2007.
     Intangibles consisted of the following at:

	September 30,	June 30,	Useful
	2007	2007	Lives
Goodwill	$4,783,000	$4,783,000	Indefinite
Patents and license fees	756,000	756,000	15-18 years
Distribution rights and licenses	350,000	350,000	8 years
Customer list	80,000	80,000	5 years
Accumulated amortization	(549,000)	(515,000)

	$5,420,000	$5,454,000

NOTE D — LINE OF CREDIT
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2008. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus 1% or LIBOR plus 1.75%, at the Company’s option. At September 30, 2007 and June 30, 2007, there were no balances outstanding under the line of credit.
NOTE E — STOCK-BASED COMPENSATION
Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $199,000 and $313,000 of related compensation expense for the three month periods ended September 30, 2007 and 2006, respectively.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
September 30, 2007
NOTE E — STOCK-BASED COMPENSATION — (continued)
The Company recognized and classified stock-based compensation expense related to employee and non-employee options as follows:

	Three months ended September 30,
	2007	2006
Cost of goods sold	$16,000	$17,000
Research and development	24,000	65,000
Marketing and sales	53,000	118,000
General and administrative	106,000	113,000

Total stock-based compensation expense	$199,000	$313,000

The Company classifies stock option expense based on option holders’ salary expense classification.
Stock compensation expense recognized related to restricted stock awards totaled $3,000 and $72,000 during the three month periods ended September 30, 2007 and 2006, respectively.
NOTE F — ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company has $117,000 of accumulated currency translation adjustment which reduces shareholders’ equity at September 30, 2007. Total comprehensive income was $1,422,000 and $1,209,000 for the three month periods ended September 30, 2007 and 2006, respectively.
NOTE G — NET INCOME PER SHARE
The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three month periods ended September 30, 2007 and 2006, 326,473 and 448,812 common share equivalents, respectively, were included in the computation of diluted net income per share.
Options to purchase 334,050 shares of common stock with a weighted average exercise price of $15.67 for the three month period ended September 30, 2007 and options to purchase 377,668 shares of common stock with a weighted average exercise price of $17.18 for the three month period ended September 30, 2006 were outstanding but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.
NOTE H — INCOME TAXES
Provision for income taxes was $807,000 at an effective rate of 39.0% and $713,000 at an effective rate of 38.5% for the three month periods ended September 30, 2007 and 2006, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully utilized on its tax returns.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
September 30, 2007
NOTE H — INCOME TAXES — (continued)
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN No. 48 effective July 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $569,000 increase in current and long term tax liabilities for uncertain tax benefits, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings. As of the adoption date, the company had gross tax affected unrecognized tax benefits of $639,000, which when recognized will affect the effective tax rate. Also as of the date of adoption, the company had accrued $72,300 of interest and penalties related to the unrecognized tax benefits. The company will recognize penalties and interest expense related to unrecognized tax benefits in interest expense. There were no significant changes to these amounts during the quarter ended September 30, 2007.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, because of the net operating loss utilization, the Company is subject to U.S. federal, state, local and foreign tax examinations by taxing authorities for years after the fiscal year ended June 30, 1994.
NOTE I — SEGMENT INFORMATION
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
Segment assets and the basis of segmentation are consistent with that reported at June 30, 2007. Segment information for sales and income from operations are as follows:

	Three months ended September 30,
	2007	2006
Net sales
Hyaluronan products	$4,849,000	$4,779,000
Dental products	10,834,000	10,231,000

	$15,683,000	$15,010,000

Operating income
Hyaluronan products	$943,000	$996,000
Dental products	614,000	510,000

	$1,557,000	$1,506,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
September 30, 2007
NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the impact of this pronouncement to have a material impact on the Company’s consolidated financial position or results of operations.
On February 15, 2007, FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of this pronouncement to have a material impact on the Company’s consolidated financial position or results of operations.
In June 2007, FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments.
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
NOTE K — LEGAL PROCEEDINGS
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (continued)
September 30, 2007
NOTE K — LEGAL PROCEEDINGS — (continued)
ETHICON accepted Lifecore’s tender of the defense of these lawsuits under the Conveyance, License, Development and Supply Agreement between the parties, subject to a reservation of rights, and ETHICON defended Lifecore in all of these matters. Lifecore accepted Vital Pharma’s tender of the defense of these lawsuits under the Supply Agreement between Lifecore and Vital Pharma, subject to a reservation of rights. Lifecore’s insurer, Federal Insurance Company (“Federal Insurance”), has paid for Vital Pharma’s defense. Lifecore has also asserted that ETHICON is obligated to pay for Vital Pharma’s defense costs, pursuant to the agreement between ETHICON and Lifecore.
On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement did not call for any cash payment by Lifecore. Since the execution of the settlement documents, Lifecore has been sued in two additional lawsuits, one filed in Nebraska and one in Colorado. The one remaining lawsuit from the original 81 and the Nebraska action have been settled by ETHICON.
On September 25, 2006, Vital Pharma and its insurer, Noetic Specialty Insurance Company (“Noetic”), sued the Company and its insurer, Federal Insurance. It is the Company’s understanding that Federal Insurance has paid Vital Pharma what Federal Insurance believes is the reasonable portion of the legal fees and expenses submitted to it for reimbursement. Vital Pharma and Noetic are seeking reimbursement of all of the legal fees and expenses incurred in the INTERGEL Solution litigation and a declaration that the Company and Federal Insurance are obligated to fully indemnify and hold Vital Pharma harmless with respect to the INTERGEL Solution litigation. The Company believes that Vital Pharma’s and Noetic’s claims have no merit.
The Company has been informed that Federal Insurance has negotiated a settlement of this matter with Vital Pharma and Noetic, and the parties are in the process of preparing settlement documents. The settlement does not involve any contribution from Lifecore.

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
The Company’s critical accounting policies are outlined in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Overview
The Company manufactures biomaterials and medical devices for use in various surgical markets and provides related specialized contract aseptic manufacturing services. The Company operates through two divisions, the Hyaluronan Division and the Dental Division.
The Company’s Hyaluronan Division is principally involved in the development and manufacture of products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellar matrix of connective tissues in both animals and humans. In addition, the Company has licensed a sodium hyaluronate cross-linking technology from The Cleveland Clinic Foundation designed to provide a development vehicle for a product platform to introduce new products for the existing medical segments, as well as potentially new market segments. Furthermore, the Company is pursuing other development activities to utilize the Company’s fermentation and aseptic filling capabilities for non-hyaluronan based products.
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
The Dental Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Dental Division’s products are marketed through subsidiary direct sales forces in Italy, Germany, France and Sweden, and through 28 national distributors covering 49 additional countries.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006:

	Hyaluronan		Dental
	Division		Division		Consolidated
	2007	2006	2007	2006	2007	2006
Net sales	$4,849,000	$4,779,000	$10,834,000	$10,231,000	$15,683,000	$15,010,000
Cost of goods sold	2,084,000	2,122,000	3,898,000	3,450,000	5,982,000	5,572,000

Gross profit	2,765,000	2,657,000	6,936,000	6,781,000	9,701,000	9,438,000

Operating expenses
Research and development	888,000	716,000	352,000	380,000	1,240,000	1,096,000
Marketing and sales	118,000	196,000	4,710,000	4,716,000	4,828,000	4,912,000
General and administrative	816,000	749,000	1,260,000	1,175,000	2,076,000	1,924,000

	1,822,000	1,661,000	6,322,000	6,271,000	8,144,000	7,932,000

Operating income	$943,000	$996,000	$614,000	$510,000	$1,557,000	$1,506,000

Net Sales. Net sales for the quarter ended September 30, 2007 increased $673,000 or 4% as compared to the same quarter of last fiscal year. Hyaluronan Division sales increased $70,000 or 1% and Dental Division sales increased $603,000 or 6%.
Hyaluronan Division sales for the current quarter increased to $4,849,000 from $4,779,000 in the same quarter of last fiscal year due to higher sales to orthopedic customers and increased revenues from product development activities offset partially by lower sales to ophthalmic customers.
Dental Division sales for the current quarter increased to $10,834,000 from $10,231,000 in the same quarter of last fiscal year. Domestic sales increased 9% due to sales of the PrimaTM Implant System. International sales increased 1% due to sales of the Prima™ Implant System and sales growth by our subsidiaries offset by variability in distributor purchasing patterns. Favorable foreign currency comparisons increased international sales by $184,000 over the same quarter of last fiscal year.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 62% in the current quarter and 63% in the same quarter of last fiscal year.
The gross profit for the Hyaluronan Division increased to 57% in the current quarter from 56% in the same quarter of last fiscal year due to increased higher margin product development revenue.
Gross profit for the Dental Division decreased to 64% in the current quarter from 66% in the same quarter of last fiscal year as a result of sales mix and the impact of currency translations on subsidiary cost of sales.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or the research and testing of enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses increased $144,000 or 13% in the current quarter as compared to the same quarter of last fiscal year. The increase is due to increases in product development costs. The Company expects increased research and development costs during fiscal year 2008 to support product development, primarily in the Hyaluronan Division.
Marketing and sales. Consolidated marketing and sales expenses decreased by $84,000 or 2% in the current quarter as compared to the same quarter of last fiscal year. The decrease was due to the timing of marketing activities compared to the same quarter of last fiscal year.
General and administrative. Consolidated general and administrative expenses increased by $152,000 or 8% in the current quarter as compared to the same quarter of last fiscal year. The increase was due to increased personnel and benefits expenses.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $167,000 for the current quarter as compared to the same quarter of last fiscal year. The increase was due to an increase in interest income of $165,000 resulting from a higher cash balance and higher interest rates.
Provision for income taxes. Provision for income taxes was $807,000 at an effective rate of 39.0% and $713,000 at an effective rate of 38.5% for the three month periods ended September 30, 2007 and 2006, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully utilized on its tax returns.
Liquidity and Capital Resources
As of September 30, 2007, the Company had $39.6 million of cash and cash equivalents and working capital of $66.6 million. Cash and cash equivalents increased during the three month period ended September 30, 2007 by $0.4 million.
Cash Provided by Operating Activities. Operating cash flow for the three month period ended September 30, 2007 was the result of operational profitability. Net cash provided by operations was approximately $0.9 million, attributable to net income of $1.3 million and adjustments for non-cash charges related to the changes in deferred tax assets of $0.6 million, depreciation and amortization of $0.6 million and stock-based compensation of $0.2 million. Inventories increased by $0.8 million, accrued liabilities decreased by $0.6 million and accounts receivable increased $0.5 million.
Net cash provided by operations for the three month period ended September 30, 2006 was approximately $1.6 million, attributable to net income of $1.1 million and adjustments for non-cash charges related to the changes in deferred tax assets of $0.6 million and depreciation and amortization of $0.5 million. Inventories increased $0.6 million and accrued liabilities decreased $0.5 million, which were partially offset by a decrease in accounts receivable of $0.5 million.
Cash Used in Investing Activities. Net cash used in investing activities was $0.4 million and $0.3 million in the three month periods ended September 30, 2007 and 2006, respectively. Cash used in investing activities reflected purchases of property and equipment of $0.4 million and $0.3 million in the three month periods ended September 30, 2007 and 2006, respectively.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $27,000 in the current quarter compared to net cash provided by financing activities of $125,000 in the same quarter of last fiscal year. Cash used in financing activities reflected payments on long-term obligations of $72,000 in the current quarter. Cash provided in the same quarter of last fiscal year was attributable to proceeds from the exercise of stock options of $195,000.
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2008. The agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus 1% or LIBOR plus 1.75%, at the Company’s option. At September 30, 2007 and June 30, 2007, there were no balances outstanding under the line of credit.
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.97% as of September 30, 2007). In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). As of September 30, 2007 and June 30, 2007, the Company was in compliance with all covenants.
The Company’s ability to generate positive cash flow from operations and sustain its profitability is dependent upon the continued expansion of revenue from its hyaluronan and dental businesses. Growth in the Hyaluronan Division is unpredictable due to the complex governmental regulatory environment for new medical products, difficulty in predicting development timelines when working with customers and the early stage of certain of these markets. Similarly, expansion of the Company’s Dental Division sales is also dependent upon increased revenue from new and existing customers, successful introduction of new products as well as successfully competing in a more mature market. The Company expects its current cash position, cash generated from anticipated operations and the availability under the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations. While the Company’s capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its shareholders.
The Company does not have any material “off-balance sheet” financing activities. See Note J for a discussion of recent accounting pronouncements.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cautionary Statement
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, in future filings by the Company with the SEC and in the Company’s press releases and oral statements made with the approval of authorized executive officers, that are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may, among other things, relate to market acceptance and demand for the Company’s products, future product development plans and timing, manufacturing capabilities, availability of raw materials, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues and profit margins, expense levels, tax rates and capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected or in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (1) obtaining the necessary regulatory approvals for new hyaluronan and dental products; (2) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; (3) intense competition in the markets for the Company’s principal products; and (4) the uncertainty associated with the future market status of the Company’s adhesion prevention product. Investors are referred to a more detailed discussion of the risks presented in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and in Part II, Item 1A of this report on Form 10-Q.

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
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.97% as of September 30, 2007). A ten percent change in this variable rate would result in approximately $19,000 of additional interest expense annually.
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
On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement did not call for any cash payment by the Company. Since the execution of the settlement documents, Lifecore has been sued in two additional lawsuits, one filed in Nebraska and one in Colorado. The one remaining lawsuit from the original 81 and the Nebraska action have been settled by ETHICON. As of this date, there is one remaining lawsuit: Margaret S. Madden v. Gynecare Worldwide, et al. in U.S. District Court, District of Colorado. Although the vast majority of the INTERGEL Solution claims have been resolved, there can be no assurance that other related claims will not arise.
ETHICON defended the Company in all of these lawsuits and is defending the Company in the remaining lawsuit. Under the terms of the Company’s Conveyance, License, Development and Supply Agreement, dated August 8, 1994, with ETHICON, ETHICON is obligated to indemnify and hold the Company harmless from all claims related to the sale and use of INTERGEL Solution, unless it is ultimately determined that a plaintiff’s injuries were caused by a breach of the Company’s limited contractual warranty to ETHICON under that agreement. The Company believes that ETHICON will be obligated to fully indemnify the Company in connection with any remaining claims relating to INTERGEL Solution sold prior to its voluntary market withdrawal in March 2003.
On September 25, 2006, Vital Pharma and its insurer, Noetic Specialty Insurance Company (“Noetic”), sued the Company and its insurer, Federal Insurance Company (“Federal Insurance”), in Palm Beach County, Florida. Federal Insurance has removed the case to federal court and the Company has filed an answer denying the claims. Vital Pharma and Noetic contend that the Company has breached the terms of the Supply Agreement between the Company and Vital Pharma by failing to fully defend and indemnify Vital Pharma in the INTERGEL Solution lawsuits. Vital Pharma and Noetic are seeking reimbursement of legal fees and expenses incurred in the INTERGEL Solution litigation, and a declaration that the Company and Federal Insurance are obligated to fully indemnify and hold Vital Pharma harmless with respect to the INTERGEL Solution litigation.
The Company believes that Vital Pharma’s and Noetic’s claims have no merit. The Company complied with its obligations under the Supply Agreement. The Company agreed to pay for the costs of Vital Pharma’s defense, subject to a reservation of rights. It is the Company’s understanding that Federal Insurance has paid Vital Pharma what Federal Insurance believes is the reasonable portion of the legal fees and expenses submitted to it for reimbursement. Although Vital Pharma did complain, during the course of the INTERGEL Solution litigation, that Federal Insurance did not pay all of the costs and expenses incurred, Vital Pharma did not provide any basis to challenge the amounts not paid by Federal Insurance pursuant to Federal Insurance’s bill auditing process. The Company has tendered the defense of this matter to Federal Insurance. Federal Insurance has agreed, subject to a reservation of rights, to defend the Company. Federal Insurance Company has also agreed to pay any verdict or settlement except to the extent that Vital Pharma is allowed to recover under the Supply Agreement amounts that are deemed “unreasonable” under Federal’s policy.
The Company has been informed that Federal Insurance has negotiated a settlement of this matter with Vital Pharma and Noetic, and the parties are in the process of preparing settlement documents. The settlement does not involve any contribution by Lifecore.

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
ITEM 1A. RISK FACTORS
The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. The Company is updating the risk factors set forth in the Company’s Annual Report on Form 10-K by amending the following risk factor:
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
Lifecore was named as a defendant in 81 product liability lawsuits, all of which alleged that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement did not call for any cash payment by the Company. Since the execution of the settlement documents, Lifecore has been sued in two additional lawsuits, one filed in Nebraska and one in Colorado. The one remaining lawsuit from the original 81 and the Nebraska action have been settled by ETHICON. Although the vast majority of the INTERGEL Solution claims have been resolved, there can be no assurance that other related claims will not arise. In addition, on September 25, 2006, Vital Pharma, Inc. (“Vital Pharma”) and its insurer, Noetic Specialty Insurance Company (“Noetic”), sued the Company and its insurer, Federal Insurance Company (“Federal Insurance”), for failing to fully defend and indemnify Vital Pharma in the INTERGEL Solution lawsuits. It is the Company’s understanding that Federal Insurance has paid Vital Pharma what Federal Insurance believes is the reasonable portion of the legal fees and expenses submitted to it for reimbursement. Vital Pharma and Noetic are seeking reimbursement of all of the legal fees and expenses incurred in the INTERGEL Solution litigation. The Company believes that Vital Pharma’s and Noetic’s claims have no merit. The Company has been informed that Federal Insurance has negotiated a settlement of this matter with Vital Pharma and Noetic, and the parties are in the process of preparing settlement documents. The settlement does not involve any contribution by Lifecore.
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

LIFECORE BIOMEDICAL, INC.
By:

Dated: November 9, 2007	/s/ Dennis J. Allingham
Dennis J. Allingham President, Chief Executive Officer, Secretary and Director (duly authorized officer)

Dated: November 9, 2007	/s/ David M. Noel
David M. Noel
Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on April 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002