Form 10-Q
period 2007-12-31
LIFECORE BIOMEDICAL INC
filed 2008-02-11
CIK 28626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 6, 2008 was 13,557,691 shares.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
FORM 10-Q

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2007	2007
ASSETS
Current Assets
Cash and cash equivalents	$43,921,000	$39,105,000
Accounts receivable, less allowances	14,337,000	15,555,000
Inventories	13,054,000	12,145,000
Deferred income taxes, net	2,505,000	3,684,000
Prepaid expenses	1,376,000	1,448,000

Total current assets	75,193,000	71,937,000

Property, plant and equipment
Land, building and equipment	52,005,000	51,382,000
Less accumulated depreciation	(29,358,000)	(28,277,000)

	22,647,000	23,105,000
Other Assets
Intangibles, net	5,387,000	5,454,000
Inventories	1,330,000	1,491,000
Other	234,000	284,000

	6,951,000	7,229,000

	$104,791,000	$102,271,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$303,000	$303,000
Accounts payable	2,712,000	3,354,000
Accrued compensation	1,977,000	1,769,000
Accrued expenses	1,354,000	1,897,000

Total current liabilities	6,346,000	7,323,000

Long-term obligations	4,351,000	4,496,000
Long-term tax reserve	634,000	—
Long-term deferred income taxes, net	982,000	982,000
Shareholders’ equity	92,478,000	89,470,000

	$104,791,000	$102,271,000

     See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006

Net sales	$17,294,000	$16,552,000	$32,977,000	$31,562,000
Cost of goods sold	6,429,000	6,498,000	12,411,000	12,070,000

Gross profit	10,865,000	10,054,000	20,566,000	19,492,000

Operating expenses
Research and development	1,471,000	1,017,000	2,711,000	2,113,000
Marketing and sales	5,629,000	5,241,000	10,457,000	10,153,000
General and administrative	2,292,000	1,877,000	4,368,000	3,801,000

	9,392,000	8,135,000	17,536,000	16,067,000

Operating income	1,473,000	1,919,000	3,030,000	3,425,000

Other income (expense)
Interest income	486,000	353,000	982,000	684,000
Interest expense	(58,000)	(71,000)	(126,000)	(135,000)
Currency transaction gains	140,000	11,000	194,000	84,000
Other	(4,000)	10,000	27,000	16,000

	564,000	303,000	1,077,000	649,000

Income before income tax expense	2,037,000	2,222,000	4,107,000	4,074,000

Income tax expense	794,000	856,000	1,601,000	1,569,000

Net income	$1,243,000	$1,366,000	$2,506,000	$2,505,000

Net income per share
Basic	$0.09	$0.10	$0.19	$0.19

Diluted	$0.09	$0.10	$0.18	$0.18

Weighted average shares outstanding
Basic	13,517,423	13,262,975	13,494,470	13,243,211

Diluted	13,820,001	13,734,547	13,808,820	13,724,866

See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
(continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$2,506,000	$2,505,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,154,000	1,077,000
Allowance for doubtful accounts	58,000	54,000
Deferred income taxes	1,178,000	1,161,000
Stock-based compensation	363,000	800,000
Tax benefit related to stock-based compensation plan	60,000	—
Accumulated currency translation adjustment	(75,000)	211,000
Changes in operating assets and liabilities:
Accounts receivable	1,356,000	(654,000)
Inventories	(628,000)	(252,000)
Prepaid expenses	95,000	(193,000)
Accounts payable	(728,000)	(502,000)
Accrued liabilities	(324,000)	(228,000)

Net cash provided by operating activities	5,015,000	3,979,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(623,000)	(903,000)
Change in other assets	52,000	(40,000)

Net cash used in investing activities	(571,000)	(943,000)

Cash flows from financing activities:
Payments on long-term obligations	(145,000)	(117,000)
Proceeds from stock options exercised	476,000	1,264,000
Excess tax benefit related to stock-based compensation	41,000	—

Net cash provided by financing activities	372,000	1,147,000

Net increase in cash and cash equivalents	4,816,000	4,183,000
Cash and cash equivalents at beginning of period	39,105,000	26,638,000

Cash and cash equivalents at end of period	$43,921,000	$30,821,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$126,000	$118,000
Taxes	638,000	224,000
See accompanying notes to condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
December 31, 2007
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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2007, the results of operations for the three and six month periods ended December 31, 2007 and 2006, and cash flows for the six month periods ended December 31, 2007 and 2006. The results of operations and cash flows for the six months ended December 31, 2007 are not necessarily indicative of the results for the full year or of the results for any future periods. The unaudited condensed consolidated balance sheet as of June 30, 2007 has been derived from audited financial statements as of that date.
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

	December 31,	June 30,
	2007	2007
Raw Materials	$4,630,000	$4,609,000
Work-in-process	873,000	361,000
Finished goods-current	7,551,000	7,175,000

	13,054,000	12,145,000
Finished goods-long term	1,330,000	1,491,000

	$14,384,000	$13,636,000

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2007
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
Goodwill is tested for impairment on an annual basis, or when there is an indication that an impairment has occurred, and is written down when impaired by applying a fair value based test. Purchased intangible assets other than goodwill are amortized over their estimated useful lives on a straight-line basis unless these lives are determined to be indefinite. There was no impairment recorded for the six month period ended December 31, 2007.
Intangibles consisted of the following at:

	December 31,	June 30,	Useful
	2007	2007	Lives
Goodwill	$4,783,000	$4,783,000	Indefinite
Patents and license fees	756,000	756,000	15-18 years
Distribution rights and licenses	350,000	350,000	8 years
Customer list	80,000	80,000	5 years
Accumulated amortization	(582,000)	(515,000)

	$5,387,000	$5,454,000

NOTE D — LINE OF CREDIT
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2008. The credit agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus 1% or LIBOR plus 1.75%, at the Company’s option. At December 31, 2007 and June 30, 2007, there were no balances outstanding under the credit facility.
NOTE E — STOCK-BASED COMPENSATION
Commencing July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $213,000 and $343,000 of related compensation expense for the three month periods ended December 31, 2007 and 2006, respectively, and $412,000 and $656,000 of related compensation expense for the six month periods ended December 31, 2007 and 2006, respectively.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2007
NOTE E — STOCK-BASED COMPENSATION — (continued)
The Company recognized and classified stock-based compensation expense related to employee and non-employee options as follows:

	Three months ended		Six months
	December 31,		ended December 31,
	2007	2006	2007	2006
Cost of goods sold	$16,000	$20,000	$32,000	$38,000
Research and development	18,000	83,000	42,000	148,000
Marketing and sales	59,000	123,000	112,000	240,000
General and administrative	120,000	117,000	226,000	230,000

Total stock-based compensation expense	$213,000	$343,000	$412,000	$656,000

The Company classifies stock option expense based on option holders’ salary expense classification.
Stock compensation expense recognized related to restricted stock awards totaled $2,000 and $72,000 during the three month periods ended December 31, 2007 and 2006, respectively, and stock compensation expense recognized related to restricted stock awards totaled $5,000 and $144,000 during the six month periods ended December 31, 2007 and 2006, respectively.
NOTE F — ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company has $146,000 of accumulated currency translation adjustment which reduces shareholders’ equity at December 31, 2007. Total comprehensive income was $1,214,000 and $1,507,000 for the three month periods ended December 31, 2007 and 2006, respectively, and total comprehensive income was $2,636,000 and $2,716,000 for the six month periods ended December 31, 2007 and 2006, respectively.
NOTE G — NET INCOME PER SHARE
The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three and six month periods ended December 31, 2007, 302,578 and 314,100 common share equivalents, respectively, were included in the computation of diluted net income per share. For the three and six month periods ended December 31, 2006, 471,572 and 481,655 common share equivalents, respectively, were included in the computation of diluted net income per share.
Options to purchase 297,550 and 294,550 shares of common stock with a weighted average exercise price of $15.06 and $15.09 for the three and six month periods ended December 31, 2007, respectively, and options to purchase 197,000 and 237,500 shares of common stock with a weighted average exercise price of $17.83 and $17.49 for the three and six month periods ended December 31, 2006, respectively, were outstanding but were not included in the calculation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods. Although these options were antidilutive for the periods presented, they may be dilutive in future period calculations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2007
NOTE H — INCOME TAXES
Provision for income taxes was $794,000 at an effective rate of 39.0% and $856,000 at an effective rate of 38.5% for the three month periods ended December 31, 2007 and 2006, respectively. Provision for income taxes was $1,601,000 at an effective rate of 39.0% and $1,569,000 at an effective rate of 38.5% for the six month periods ended December 31, 2007 and 2006, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully utilized on its tax returns. As of December 31, 2007, the net operating losses are anticipated to be fully utilized.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN No. 48 effective July 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $569,000 increase in current and long-term tax liabilities for uncertain tax benefits, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $639,000, which when recognized will affect the effective tax rate. Also as of the date of adoption, the Company had accrued $72,300 of interest and penalties related to the unrecognized tax benefits. The Company will recognize penalties and interest expense related to unrecognized tax benefits in interest expense. There were no material changes to the reserve during the six month period ended December 31, 2007.
The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and require significant judgment to apply. With few exceptions, because of the net operating loss utilization, the Company is subject to U.S. federal, state, local and foreign tax examinations by taxing authorities for years after the fiscal year ended June 30, 1994.
NOTE I — SEGMENT INFORMATION
The Company operates two business segments. The Hyaluronan Division manufactures, markets and sells products containing hyaluronan and provides contract aseptic packaging services. The Dental Division produces and markets various dental products to the area of implant dentistry. Currently, products containing hyaluronan are sold primarily to customers pursuant to ongoing supply agreements. The Company’s Dental Division markets products directly to clinicians and dental laboratories in the United States, Italy, Germany, Sweden and France and primarily through distributorship arrangements in other foreign locations.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (continued)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (continued)
December 31, 2007
NOTE I — SEGMENT INFORMATION — (continued)
Segment assets and the basis of segmentation are consistent with that reported at June 30, 2007. Segment information for sales and income from operations are as follows:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net sales
Hyaluronan products	$4,881,000	$4,319,000	$9,730,000	$9,098,000
Dental products	12,413,000	12,233,000	23,247,000	22,464,000

	$17,294,000	$16,552,000	$32,977,000	$31,562,000

Income from operations
Hyaluronan products	$732,000	$463,000	$1,675,000	$1,459,000
Dental products	741,000	1,456,000	1,355,000	1,966,000

	$1,473,000	$1,919,000	$3,030,000	$3,425,000

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
December 31, 2007
NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS — (continued)
The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.
In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the impact of this pronouncement to have a material impact on the Company’s consolidated financial position or results of operations.
NOTE K — LEGAL PROCEEDINGS
Lifecore was named as a defendant in 81 product liability lawsuits. The lawsuits alleged that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was manufactured by Lifecore and marketed by ETHICON, Inc (“ETHICON”). The other defendants in these lawsuits were ETHICON, which was Lifecore’s exclusive worldwide marketing partner for INTERGEL Solution through its division, GYNECARE Worldwide, and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also named Vital Pharma, Inc. (“Vital Pharma”) as a defendant; Vital Pharma acted as the contract packager for the INTERGEL Solution. The plaintiffs in these actions were individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
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
On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement did not call for any cash payment by Lifecore. As of February 6, 2008, there was one remaining lawsuit which was filed after the 2006 settlement.
NOTE L — SUBSEQUENT EVENT
On January 15, 2008, the Company entered into a definitive agreement with affiliates of Warburg Pincus LLC, the global private equity firm, to be acquired through a tender offer, followed by a merger, for a price of $17.00 per share in cash. The transaction is subject to the valid tender of a majority of the Company’s fully diluted common shares, regulatory approvals and other customary conditions, but is not subject to any financing condition. The Company commenced solicitation of superior proposals from third parties on January 15, 2008, and will continue to do so during the 30-day period following the execution of the definitive agreement, as permitted by, and subject to, the terms and conditions of the definitive agreement.

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
The Hyaluronan Division primarily sells into three medical segments: Ophthalmic, Orthopedic and Veterinary. The Company also supplies hyaluronan to customers pursuing other medical applications, such as aesthetic surgery, medical device coatings, tissue engineering and pharmaceuticals. The Company leverages its hyaluronan manufacturing expertise to provide expanded hyaluronan product offerings and specialized aseptic manufacturing of hyaluronan products.
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
The Dental Division’s products are marketed in the United States through the Company’s direct sales force. Internationally, the Dental Division’s products are marketed through subsidiary direct sales forces in Italy, Germany, Sweden and France, and through 28 national distributors covering 49 additional countries.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Results of Operations
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006:

	Hyaluronan		Dental
	Division		Division		Consolidated
	2007	2006	2007	2006	2007	2006

Net sales	$4,881,000	$4,319,000	$12,413,000	$12,233,000	$17,294,000	$16,552,000
Cost of goods sold	1,987,000	2,262,000	4,442,000	4,236,000	6,429,000	6,498,000

Gross profit	2,894,000	2,057,000	7,971,000	7,997,000	10,865,000	10,054,000

Operating expenses
Research and development	1,049,000	688,000	422,000	329,000	1,471,000	1,017,000
Marketing and sales	222,000	201,000	5,407,000	5,040,000	5,629,000	5,241,000
General and administrative	891,000	705,000	1,401,000	1,172,000	2,292,000	1,877,000

	2,162,000	1,594,000	7,230,000	6,541,000	9,392,000	8,135,000

Operating income	$732,000	$463,000	$741,000	$1,456,000	$1,473,000	$1,919,000

Net Sales. Net sales for the quarter ended December 31, 2007 increased $742,000 or 4% as compared to the same quarter of last fiscal year. Hyaluronan Division sales increased $562,000 or 13% and Dental Division sales increased $180,000 or 1%.
Hyaluronan Division sales for the current quarter increased to $4,881,000 from $4,319,000 in the same quarter of last fiscal year due to higher sales to ophthalmic and orthopedic customers and increased revenues from product development activities offset partially by lower sales to other customers.
Dental Division sales for the current quarter increased to $12,413,000 from $12,233,000 in the same quarter of last fiscal year. Domestic sales decreased 5% due to adverse economic conditions and challenges associated with repositioning marketing and product sales to the specialist market. International sales increased 9% due to sales of the Prima™ Implant System and sales growth by our subsidiaries offset by variability in distributor purchasing patterns. Favorable foreign currency comparisons increased international sales by $391,000 over the same quarter of last fiscal year.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 63% in the current quarter and 61% in the same quarter of last fiscal year.
The gross profit for the Hyaluronan Division increased to 59% in the current quarter from 48% in the same quarter of last fiscal year of which 2.5% was due to a favorable shift in product mix from lower margin products to higher margin products and 7.5% was due to a decrease in unused manufacturing capacity charges associated with lower overhead expenses and increased hyaluronan production.
Gross profit for the Dental Division decreased to 64% in the current quarter from 65% in the same quarter of last fiscal year as a result of sales mix and increased costs.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or the research and testing of enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses increased $454,000 or 45% in the current quarter as compared to the same quarter of last fiscal year. The increase is due to increases in product development activities.
Marketing and sales. Consolidated marketing and sales expenses increased by $388,000 or 7% in the current quarter as compared to the same quarter of last fiscal year. The increase was due to increased subsidiary expenses compared to the same quarter of last fiscal year primarily due to foreign currency comparisons.
General and administrative. Consolidated general and administrative expenses increased by $415,000 or 22% in the current quarter as compared to the same quarter of last fiscal year. The increase was primarily due to increased subsidiary, consulting, personnel and legal expenses.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $261,000 for the current quarter as compared to the same quarter of last fiscal year. The increase was due to an increase in interest income of $133,000 resulting from a higher cash balance and a $129,000 increase in currency transaction gains realized on Euro-denominated intercompany transactions.
Provision for income taxes. Provision for income taxes was $794,000 at an effective rate of 39.0% and $856,000 at an effective rate of 38.5% for the three month periods ended December 31, 2007 and 2006, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully utilized on its tax returns. As of December 31, 2007, the net operating losses are anticipated to be fully utilized.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006:

	Hyaluronan		Dental
	Division		Division		Consolidated
	2007	2006	2007	2006	2007	2006

Net sales	$9,730,000	$9,098,000	$23,247,000	$22,464,000	$32,977,000	$31,562,000
Cost of goods sold	4,071,000	4,384,000	8,340,000	7,686,000	12,411,000	12,070,000

Gross profit	5,659,000	4,714,000	14,907,000	14,778,000	20,566,000	19,492,000

Operating expenses
Research and development	1,937,000	1,404,000	774,000	709,000	2,711,000	2,113,000
Marketing and sales	340,000	397,000	10,117,000	9,756,000	10,457,000	10,153,000
General and administrative	1,707,000	1,454,000	2,661,000	2,347,000	4,368,000	3,801,000

	3,984,000	3,255,000	13,552,000	12,812,000	17,536,000	16,067,000

Operating income	$1,675,000	$1,459,000	$1,355,000	$1,966,000	$3,030,000	$3,425,000

Net Sales. Net sales for the six months ended December 31, 2007 increased $1,415,000 or 4% as compared to the same period of last fiscal year. Hyaluronan Division sales increased $632,000 or 7%, and Dental Division sales increased $783,000 or 3%.
Hyaluronan Division sales for the current period increased to $9,730,000 from $9,098,000 in the same period of last fiscal year due to increased revenues from product development activities and higher sales to orthopedic customers offset partially by lower sales to other customers.
Dental Division sales for the current period increased to $23,247,000 from $22,464,000 in the same period of last fiscal year. Domestic sales increased 2% due to sales of the PrimaTM Implant System. International sales increased 6% due to sales of the PrimaTM Implant System and sales growth by our subsidiaries. Favorable foreign currency comparisons increased international sales by $575,000 over the same period of last fiscal year.
Gross profit. Consolidated gross profit, as a percentage of net sales, was 62% in the current period and 62% in the same period of last fiscal year.
The gross profit for the Hyaluronan Division increased to 58% in the current period from 52% in the same period of last fiscal year of which 1.9% was due to increased higher margin product development revenue and 4.1% was due to a decrease in unused manufacturing capacity charges associated with lower overhead expenses.
Gross profit for the Dental Division decreased to 64% in the current period from 66% in the same period of last fiscal year as a result of sales mix and increased costs.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Research and development. Consolidated research and development expenses consist of personnel costs, contract services, facility and equipment charges and materials consumed in the development of new products or enhancements to existing products. Research and development activities include: pilot plant operations, development of new formulations, design and testing of new products, regulatory services and clinical evaluation. Research and development expenses increased $598,000 or 28% in the current period as compared to the same period last fiscal year. The increase is due to increases in product development activities. The Company expects increased research and development costs during fiscal year 2008 to support product development, primarily in the Hyaluronan Division.
Marketing and sales. Consolidated marketing and sales expenses increased by $304,000 or 3% in the current period as compared to the same period of last fiscal year. The increase was due to increased subsidiary expenses primarily due to foreign currency comparisons.
General and administrative. Consolidated general and administrative expenses increased by $567,000 or 15% in the current period as compared to the same period of last fiscal year. The increase was primarily due to increased personnel, consulting, legal and subsidiary expenses.
Other income (expense). Net other income, as shown on the Consolidated Statements of Operations, increased $428,000 for the current period as compared to the same period of last fiscal year. The increase was primarily due to an increase in interest income of $298,000 resulting from a higher cash balance and a $110,000 increase in currency transaction gains realized on Euro-denominated intercompany transactions.
Provision for income taxes. Provision for income taxes was $1,601,000 at an effective rate of 39.0% and $1,569,000 at an effective rate of 38.5% for the six month periods ended December 31, 2007 and 2006, respectively. With the exception of the Alternative Minimum Tax and certain state taxes, the Company will not use cash for domestic income taxes until its net operating losses are fully realized on its tax returns. As of December 31, 2007, the net operating losses are anticipated to be fully utilized.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
As of December 31, 2007, the Company had $43.9 million of cash and cash equivalents and working capital of $68.8 million. Cash and cash equivalents increased during the six month period ended December 31, 2007 by $4.8 million.
Cash Provided by Operating Activities. Operating cash flow for the six month period ended December 31, 2007 was primarily the result of operational profitability. Net cash provided by operations was approximately $5.0 million, attributable to net income of $2.5 million and adjustments for non-cash charges related to the changes in deferred tax assets of $1.2 million, depreciation and amortization of $1.2 million and stock-based compensation of $0.4 million. Accounts receivable decreased by $1.4 million, accounts payable decreased by $0.7 million and inventories increased $0.6 million.
Net cash provided by operations for the six month period ended December 31, 2006 was approximately $4.0 million, attributable to net income of $2.5 million and adjustments for non-cash charges related to the changes in deferred tax assets of $1.2 million, depreciation and amortization of $1.1 million and stock-based compensation of $0.8 million. Accounts receivable increased $0.7 million and accounts payable decreased $0.5 million.
Cash Used in Investing Activities. Net cash used in investing activities was $0.6 million and $0.9 million in the six month periods ended December 31, 2007 and 2006, respectively. Cash used in investing activities reflected purchases of property and equipment of $0.6 million and $0.9 million in the six month periods ended December 31, 2007 and 2006, respectively.
Cash Provided by Financing Activities. Net cash provided by financing activities was $0.4 million and $1.1 million in the six month periods ended December 31, 2007 and 2006, respectively. Cash provided was attributable to proceeds from the exercise of stock options of $0.5 million and $1.3 million in the six month periods ended December 31, 2007 and 2006, respectively.
The Company has a $5,000,000 credit facility with a bank which has a maturity date of December 31, 2008. The credit agreement allows for advances against eligible accounts receivable, subject to compliance with covenants. Under the credit facility, interest will accrue at the prime rate minus 1% or LIBOR plus 1.75%, at the Company’s option. At December 31, 2007 and June 30, 2007, there were no balances outstanding under the credit facility.
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.36% as of December 31, 2007). In addition, the Company pays an annual remarketing fee equal to 0.125% and an annual letter of credit fee of 1.0%. The bonds are collateralized by a bank letter of credit which is secured by a first mortgage on the facility. The terms of the agreement require the Company to comply with various financial covenants including minimum tangible net worth, liabilities to tangible net worth ratio and net income (loss). As of December 31, 2007 and June 30, 2007, the Company was in compliance with all covenants.
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
Subsequent Event
On January 15, 2008, the Company entered into a definitive agreement with affiliates of Warburg Pincus LLC, the global private equity firm, to be acquired through a tender offer, followed by a merger, for a price of $17.00 per share in cash. The transaction is subject to the valid tender of a majority of the Company’s fully diluted common shares, regulatory approvals and other customary conditions, but is not subject to any financing condition. The Company commenced solicitation of superior proposals from third parties on January 15, 2008, and will continue to do so during the 30-day period following the execution of the definitive agreement, as permitted by, and subject to, the terms and conditions of the definitive agreement.
Seasonality
The Company’s dental business is seasonal in nature. Historically, sales for the Dental Division are lower in the first quarter than throughout the rest of the year, as a result of European holidays during the summer months.
Cautionary Statement
Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, in future filings by the Company with the SEC and in the Company’s press releases and oral statements made with the approval of authorized executive officers, that are not historical or current facts, should be considered “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may, among other things, relate to the pending acquisition of the Company by Warburg Pincus LLC, market acceptance and demand for the Company’s products, future product development plans and timing, manufacturing capabilities, availability of raw materials, the results of clinical trials, FDA clearances and the related timing of such, the potential size of the markets for the Company’s products, future product introductions, future revenues and profit margins, expense levels, tax rates, capital needs and the Company’s ability to successfully negotiate acceptable agreements with its corporate partners. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected or in the future could affect the Company’s actual results and could cause its actual financial performance to differ materially from that expressed in any forward-looking statement: (1) obtaining the necessary regulatory approvals for new hyaluronan and dental products; (2) the Company’s reliance on corporate partners to develop new products on a timely basis and to market the Company’s existing and new hyaluronan products effectively; and (3) intense competition in the markets for the Company’s principal products. Investors are referred to a more detailed discussion of the risks presented in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and in Part II, Item 1A of this report on Form 10-Q.

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
On August 19, 2004, the Company issued variable rate industrial revenue bonds. The proceeds from these bonds were used to retire the existing 10.25% fixed rate industrial revenue bonds on September 1, 2004. The aggregate principal amount of the new bonds was $5,630,000, and the bonds bear interest at a variable rate set weekly by the bond remarketing agent (3.36% as of December 31, 2007). A ten percent change in this variable rate would result in approximately $16,000 of additional interest expense annually.
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

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company was named as a defendant in 81 product liability lawsuits. The lawsuits alleged that the plaintiffs suffered injuries due to the defective nature of GYNECARE INTERGEL Adhesion Prevention Solution (“INTERGEL Solution”) which was manufactured by the Company and marketed by ETHICON, Inc. (“ETHICON”). The other defendants in these lawsuits were ETHICON, which was the Company’s exclusive worldwide marketing partner for INTERGEL Solution through its division, GYNECARE Worldwide, and Johnson & Johnson, the parent company of ETHICON. Many of the lawsuits also named Vital Pharma, Inc. (“Vital Pharma”) as a defendant; Vital Pharma acted as the contract packager for the INTERGEL Solution. The plaintiffs in these actions were individuals who were patients in medical procedures during which INTERGEL Solution was used and who were allegedly injured due to the defective nature of INTERGEL Solution.
On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement did not call for any cash payment by the Company. As of February 6, 2008, there was one remaining lawsuit which was filed after the 2006 settlement: Margaret S. Madden v. Gynecare Worldwide, et al. in U.S. District Court, District of Colorado. Although the vast majority of the INTERGEL Solution claims have been resolved, there can be no assurance that other related claims will not arise.
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
On September 25, 2006, Vital Pharma and its insurer, Noetic Specialty Insurance Company (“Noetic”), sued the Company and its insurer, Federal Insurance Company (“Federal Insurance”), in Palm Beach County, Florida. Vital Pharma and Noetic contended that the Company breached the terms of the Supply Agreement between the Company and Vital Pharma by failing to fully defend and indemnify Vital Pharma in the INTERGEL Solution lawsuits. Vital Pharma and Noetic sought reimbursement of legal fees and expenses incurred in the INTERGEL Solution litigation, and a declaration that the Company and Federal Insurance were obligated to fully indemnify and hold Vital Pharma harmless with respect to the INTERGEL Solution litigation.
The Company tendered defense of this matter to Federal Insurance. Federal Insurance accepted the Company’s tender, and Federal Insurance and the Company defended the matter, arguing that the Company fully complied with its obligations under the Supply Agreement, and that Federal Insurance had paid Vital Pharma’s reasonable fees and expenses.
In November 2007, Federal Insurance negotiated a settlement of this matter with Vital Pharma and Noetic, and the case has been dismissed. The settlement did not involve any contribution by Lifecore.
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
On January 9, 2008, Lifecore filed a Complaint in the United States District Court, District of Minnesota against BTI of America, LLC. The Complaint alleges that sales of BTI’s Interna implants and abutments infringes one or more claims of Lifecore’s U.S. Patent No. 7,249,949 which is directed to an internal connection dental implant. Lifecore is seeking an injunction against future sales of BTI’s Interna or other infringing implants and abutments, as well as damages, costs, and attorney fees. No case schedule has been set and no discovery has taken place in this matter.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. The Company is updating the risk factors set forth in the Company’s Annual Report on Form 10-K by amending the first risk factor below and adding the second risk factor below:
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
Lifecore was named as a defendant in 81 product liability lawsuits, all of which alleged that the plaintiffs suffered injuries due to the defective nature of INTERGEL Solution manufactured by Lifecore and marketed by ETHICON. On September 20, 2006, settlement documents relating to all but one of the lawsuits remaining at that date were executed on behalf of the parties. The terms of the settlement did not call for any cash payment by the Company. As of February 6, 2008, there was one remaining lawsuit which was filed after the 2006 settlement. Although the vast majority of the INTERGEL Solution claims have been resolved, there can be no assurance that other related claims will not arise.
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
The Company may be subject to a number of risks and uncertainties if the announced acquisition fails to close.
The Company’s expectations with respect to the announced acquisition transaction with an affiliate of Warburg Pincus are subject to a number of risks and uncertainties that could affect the Company’s results. For example, the transaction may not close due to the failure of a sufficient number of shares of the Company’s common stock to be tendered in the tender offer or the failure to satisfy other closing conditions. The transaction may involve unexpected costs. The Company’s business may suffer as a result of uncertainty surrounding the transaction.
Failure to complete the transaction could negatively impact the Company’s stock price and future business and operations. For example,
•	if the merger agreement is terminated, the Company may be required, in specific circumstances, to pay a termination fee of up to $3.0 million,

•	the price of the Company’s common stock may decline to the extent that the current market price reflects an assumption that the transaction will be completed, and

•	the Company must pay its expenses related to the transaction, including substantial legal and accounting fees, even if the transaction is not completed. This could affect the Company’s results of operations for the period during which the fees are incurred.
Current and prospective employees may experience uncertainty about their future role with the Company and Warburg until Warburg’s strategies are announced or executed. This may adversely affect the Company’s ability to attract and retain key management, research and development, sales and marketing and other personnel.

LIFECORE BIOMEDICAL, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 14, 2007, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected directors Dennis J. Allingham (with 11,104,851 affirmative votes and 283,268 votes withheld), Martin J. Emerson (with 10,973,771 affirmative votes and 414,348 votes withheld), Thomas H. Garrett (with 11,041,924 affirmative votes and 346,195 votes withheld), Luther T. Griffith (with 11,040,924 affirmative votes and 347,195 votes withheld), Richard W. Perkins (with 10,703,785 affirmative votes and 684,334 votes withheld) and John E. Runnells (with 10,947,044 affirmative votes and 441,075 votes withheld).
The shareholders also ratified and approved the appointment of Grant Thornton LLP as the independent registered public accounting firm of the Company for the current fiscal year ending June 30, 2008 (with 11,298,698 affirmative votes, 82,034 negative votes, 7,387 votes abstained and no broker non-votes).
ITEM 6. EXHIBITS
2.1	Agreement and Plan of Merger, dated as of January 15, 2008, by and among SBT Holdings Inc., SBT Acquisition Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 15, 2008)

2.2	Limited Guarantee, dated as of January 15, 2008, by Warburg Pincus Private Equity IX, L.P. in favor of Lifecore Biomedical, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on January 15, 2008)

3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on April 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007)

10.2	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2007)

10.3+	Manufacturing Agreement, dated January 1, 2006, between the Company and Alcon Pharmaceuticals Ltd.

10.4+	Amendment, dated January 25, 2008, to Manufacturing Agreement, dated January 1, 2006, between the Company and Alcon Pharmaceuticals Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.
By:

Dated: February 11, 2008	/s/ Dennis J. Allingham
Dennis J. Allingham
President, Chief Executive Officer, Secretary and Director (duly authorized officer)

Dated: February 11, 2008	/s/ David M. Noel
David M. Noel
Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index
2.1	Agreement and Plan of Merger, dated as of January 15, 2008, by and among SBT Holdings Inc., SBT Acquisition Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 15, 2008)

2.2	Limited Guarantee, dated as of January 15, 2008, by Warburg Pincus Private Equity IX, L.P. in favor of Lifecore Biomedical, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on January 15, 2008)

3.1	Amended and Restated Articles of Incorporation, as adopted on January 18, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006)

3.2	Amended Bylaws, as adopted on April 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to 1987 S-2 Registration Statement [File No. 33-12970])

10.1	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007)

10.2	Form of Indemnification Agreement for Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2007)

10.3+	Manufacturing Agreement, dated January 1, 2006, between the Company and Alcon Pharmaceuticals Ltd.

10.4+	Amendment, dated January 25, 2008, to Manufacturing Agreement, dated January 1, 2006, between the Company and Alcon Pharmaceuticals Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.